Form 10-Q
period 2019-09-30
MetroCity Bankshares, Inc.
filed 2019-11-08
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to _______

Commission File Number 001-39068

METROCITY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	47‑2528408
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5114 Buford Highway Doraville, Georgia	30340
(Address of principal executive offices)	(Zip Code)

(770) 455‑4989

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
Common Stock, par value $0.01 per share	MCBS	Nasdaq Global Select Market

As of November 6, 2019, the registrant had 25,529,891 shares of common stock issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10‑Q

September 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar in thousands, except per share data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets:
Cash and due from banks	$264,981	$130,263
Federal funds sold	9,567	8,164
Cash and cash equivalents	274,548	138,427
Securities purchased under agreements to resell	15,000	15,000
Securities available for sale (at fair value)	15,913	18,888
Loans, less allowance for loan losses of $6,850 and $6,645, respectively	1,252,196	1,136,930
Loans held for sale	—	56,865
Accrued interest receivable	5,465	4,957
Federal Home Loan Bank stock	3,842	1,163
Premises and equipment, net	14,484	14,391
Operating lease right-of-use asset	12,431	—
Foreclosed real estate, net	423	—
SBA servicing asset, net	8,566	8,446
Mortgage servicing asset, net	17,740	14,934
Bank owned life insurance	20,101	19,749
Other assets	4,036	2,900
Total assets	$1,644,745	$1,432,650

Liabilities:
Deposits:
Non-interest-bearing demand	$311,198	$299,182
Interest-bearing	1,024,154	945,050
Total deposits	1,335,352	1,244,232

Federal Home Loan Bank advances	60,000	—
Other borrowings	3,154	4,257
Operating lease liability	12,922	—
Accrued interest payable	940	1,251
Other liabilities	37,955	14,302
Total liabilities	1,450,323	1,264,042

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized 24,305,378 and 24,258,062 shares issued and oustanding	243	242
Additional paid-in capital	39,526	39,915
Retained earnings	154,652	128,555
Accumulated other comprehensive income (loss)	1	(104)
Total shareholders' equity	194,422	168,608
Total liabilities and shareholders' equity	$1,644,745	$1,432,650

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollar amounts in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income:
Loans, including fees	$20,857	$18,153	$59,855	$52,130
Other investment income	907	500	2,271	1,421
Federal funds sold	144	113	462	305
Total interest income	21,908	18,766	62,588	53,856

Interest expense:
Deposits	5,873	3,822	16,375	9,466
FHLB advances and other borrowings	56	32	182	661
Total interest expense	5,929	3,854	16,557	10,127

Net interest income	15,979	14,912	46,031	43,729

Provision for loan losses	—	318	—	1,189

Net interest income after provision for loan losses	15,979	14,594	46,031	42,540

Noninterest income:
Service charges on deposit accounts	294	256	811	776
Other service charges, commissions and fees	2,592	2,792	8,049	7,668
Gain on sale of residential mortgage loans	2,901	1,605	6,454	3,956
Mortgage servicing income, net	2,594	3,313	7,248	9,279
SBA servicing income, net	900	416	3,080	2,328
Gain on sale of SBA loans	1,404	621	4,296	4,039
Other income	316	142	595	459
Total noninterest income	11,001	9,145	30,533	28,505

Noninterest expense:
Salaries and employee benefits	6,573	6,436	18,926	17,007
Occupancy and equipment	1,161	1,075	3,547	2,953
Data processing	245	214	765	644
Advertising	142	146	455	457
Other expenses	2,041	2,549	6,467	7,029
Total noninterest expense	10,162	10,420	30,160	28,090

Income before provision for income taxes	16,818	13,319	46,404	42,955
Provision for income taxes	4,462	3,466	12,356	11,357
Net income available to common shareholders	$12,356	$9,853	$34,048	$31,598

Earnings per share:
Basic	$0.51	$0.41	$1.40	$1.31
Diluted	$0.50	$0.40	$1.39	$1.29

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net income	$12,356	$9,853	$34,048	$31,598

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale arising during the period	15	(4)	134	(81)
Tax effect	(3)	1	(29)	4

Other comprehensive income (loss)	12	(3)	105	(77)

Comprehensive income	$12,368	$9,850	$34,153	$31,521

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital(1)	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, July 1, 2019	24,305,378	$243	$39,096	$144,989	$(11)	$184,317
Stock based compensation expense	—	—	430	—	—	430
Net income	—	—	—	12,356	—	12,356
Other comprehensive income	—	—	—	—	12	12
Dividends on common stock ($0.11 per share)	—	—	—	(2,693)	—	(2,693)
Balance, September 30, 2019	24,305,378	243	39,526	154,652	1	194,422

Balance, July 1, 2018	24,241,206	$242	$38,765	$113,873	$(129)	$152,751
Stock based compensation expense	—	—	575	—	—	575
Vesting of restricted stock	16,856	—	—	—	—	—
Net income	—	—	—	9,853	—	9,853
Other comprehensive loss	—	—	—	—	(3)	(3)
Dividends on common stock ($0.10 per share)	—	—	—	(2,454)	—	(2,454)
Balance, September 30, 2018	24,258,062	$242	$39,340	$121,272	$(132)	$160,722

Nine Months Ended:
Balance, January 1, 2019	24,258,062	$242	$39,915	$128,555	$(104)	$168,608
Stock based compensation expense	—	—	1,097	—	—	1,097
Vesting of restricted stock	157,316	2	(2)	—	—	—
Repurchase and retirement of common stock	(110,000)	(1)	(1,484)	—	—	(1,485)
Net income	—	—	—	34,048	—	34,048
Impact of adoption of new accounting standard(1)	—	—	—	(362)	—	(362)
Other comprehensive income	—	—	—	—	105	105
Dividends on common stock ($0.31 per share)	—	—	—	(7,589)	—	(7,589)
Balance, September 30, 2019	24,305,378	$243	$39,526	$154,652	$1	$194,422

Balance, January 1, 2018	24,074,882	$240	$38,418	$96,525	$(68)	$135,115
Stock based compensation expense	—	—	924	—	—	924
Vesting of restricted stock	183,180	2	(2)	—	—	—
Net income	—	—	—	31,598	—	31,598
Impact of adoption of new accounting standard(2)	—	—	—	(13)	13	—
Other comprehensive loss	—	—	—	—	(77)	(77)
Dividends on common stock ($0.28 per share)	—	—	—	(6,838)	—	(6,838)
Balance, September 30, 2018	24,258,062	242	39,340	121,272	(132)	160,722

(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016‑02: Leases
(2)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2018‑02: Income Statement - Reporting Comprehensive Income (Topic 220)

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flow from operating activities:
Net income	$34,048	$31,598
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	1,972	650
Provision for loan losses	—	1,189
Stock based compensation expense	1,097	924
Gain on sale of foreclosed real estate	—	(36)
Origination of residential real estate loans held for sale	(356,715)	(450,429)
Proceeds from sales of residential real estate loans	420,034	394,987
Gain on sale of residential mortgages	(6,454)	(3,956)
Origination of SBA loans held for sale	(90,353)	(78,016)
Proceeds from sales of SBA loans held for sale	94,649	82,055
Gain on sale of SBA loans	(4,296)	(4,039)
Increase in cash value of bank owned life insurance	(352)	(360)
Increase in accrued interest receivable	(508)	(349)
(Increase) decrease in SBA servicing rights	(120)	674
Increase in mortgage servicing rights	(2,806)	(6,632)
(Increase) decrease in other assets	(1,164)	2,731
(Decrease) increase in accrued interest payable	(311)	488
Increase in other liabilities	22,603	9,974
Net cash flow provided (used) by operating activities	111,324	(18,547)

Cash flow from investing activities:
Increase in loans, net	(115,689)	(12,582)
Proceeds from maturities, calls or paydowns of securities available for sale	3,080	1,839
(Purchase) redemption of Federal Home Loan Bank stock	(2,679)	4,929
Purchases of premises and equipment	(858)	(1,999)
Proceeds from sales of foreclosed real estate owned	—	907
Net cash flow used by investing activities	(116,146)	(6,906)

Cash flow from financing activities:
Dividends paid on common stock	(7,589)	(6,838)
Repurchase of common stock	(1,485)	—
Increase in deposits, net	91,120	235,115
Decrease in other borrowings, net	(1,103)	(705)
Proceeds (repayments) from Federal Home Loan Bank advances	60,000	(120,000)
Net cash flow provided by financing activities	140,943	107,572

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018

Net change in cash and cash equivalents	136,121	82,119
Cash and cash equivalents at beginning of period	138,427	95,833

Cash and cash equivalents at end of period	$274,548	$177,952

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$423	$261

Initial recognition of operating lease right-of-use assets	$13,610	$—

Initial recognition of operating lease liabilities	$14,011	$—

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$16,868	$9,639

Income taxes	$10,390	$7,319

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of MetroCity Bankshares, Inc. (“Company”) and its wholly-owned subsidiary. The Company owns 100% of Metro City Bank (the “Bank”). The “Company” or “our,” as used herein, includes Metro City Bank.

These unaudited consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) followed within the financial services industry for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or notes required for complete financial statements.

The Company principally operates in one business segment, which is community banking.

In the opinion of management, all adjustments, consisting of normal and recurring items, considered necessary for a fair presentation of the consolidated financial statements for the interim periods have been included. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain amounts reported in prior periods have been reclassified to conform to current year presentation. These reclassifications did not have a material effect on previously reported net income, shareholders’ equity or cash flows.

Operating results for the three and nine month period ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2018, which are included in the Company’s Registration Statement on Form S-1 filed with the SEC on September 4, 2019 (Registration No. 333-233625) and declared effective on October 2, 2019. There were no new accounting policies or changes to existing policies adopted during the first nine months of 2019 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

On August 30, 2019, the Company effected a 2-for-1 common stock split, as approved by the Company’s Board of Directors. Common stock and per share data included in these financial statements have been restated to reflect this stock split.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2019. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2019 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016‑02, Leases (Topic 842). ASU 2016‑02 amends the existing standards for lease accounting effectively requiring that most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016‑02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. ASU 2016‑02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2016‑02 during the first quarter of 2019 and elected the optional transition method. The Company also elected the package of practical expedients provided in the guidance which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the hindsight practical expedient to determine lease term and in assessing impairment of the Company’s right-of-use asset. The adoption of ASU 2016‑02 resulted in the recognition of a right-of-use asset of $13.6 million, a lease liability of $14.0 million, and a cumulative effect decrease to retained earnings of $362,000. See Note 7 - Operating Leases for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 31, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (OTTI), the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company has selected a software solution supported by a third-party vendor to be used in developing an expected credit loss model compliant with ASU 2016‑13 and will continue to evaluate the impact of this new accounting standard through its effective date.

The Company has further evaluated other Accounting Standards Updates issued during 2019 but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30, 2019
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,521	$—	$—	$12,521
States and political subdivisions	1,246	30	—	1,276
Mortgage-backed GSE residential	2,162	—	(46)	2,116
Total	$15,929	$30	$(46)	$15,913

	December 31, 2018
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$15,183	$—	$—	$15,183
States and political subdivisions	1,248	—	(35)	1,213
Mortgage-backed GSE residential	2,607	—	(115)	2,492
Total	$19,038	$—	$(150)	$18,888

The amortized costs and estimated fair values of investment securities available for sale at September 30, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$804	$804
Due after one year but less than five years	2,300	2,300
Due after five years but less than ten years	4,208	4,238
Due in more than ten years	6,455	6,455
Mortgage-backed GSE residential	2,162	2,116
Total	$15,929	$15,913

There were no securities pledged as of September 30, 2019 and December 31, 2018 to secure public deposits and repurchase agreements.

Information pertaining to securities with gross unrealized losses at September 30, 2019 and December 31, 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2019
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
Mortgage-backed GSE residential	—	—	(46)	2,111
Total	$—	$—	$(46)	$2,111

	December 31, 2018
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$(35)	$1,213	$—	$—
Mortgage-backed GSE residential	—	—	(115)	2,492
Total	$(35)	$1,213	$(115)	$2,492

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At September 30, 2019, the three debt securities with unrealized losses have depreciated 2.15% from the Company’s amortized cost basis and have been in a loss position for greater than twelve months.

Mortgage-backed GSE residential. The Company’s unrealized loss on three investments in residential GSE mortgage-backed securities was caused by interest rate increases. The contractual cash flows of the investment are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost base of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost base, which may be maturity, management does not consider this investment to be other-than-temporarily impaired at September 30, 2019.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30, 2019 and December 31, 2018 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Construction and development	$42,106	$42,718
Commercial real estate	436,692	396,598
Commercial and industrial	47,247	33,100
Residential real estate	733,702	670,341
Consumer and other	1,658	2,957
Total loans receivable	1,261,405	1,145,714
Unearned income	(2,359)	(2,139)
Allowance for loan losses	(6,850)	(6,645)
Loans, net	$1,252,196	$1,136,930

The Company is not committed to lend additional funds to borrowers with non-accrual or restructured loans.

In the normal course of business, the Company may sell and purchase loan participations to and from other financial institutions and related parties. Loan participations are typically sold to comply with the legal lending limits per borrower as imposed by regulatory authorities. The participations are sold without recourse and the Company imposes no transfer or ownership restrictions on the purchaser.

A summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$129	$2,384	$587	$3,165	$197	$21	$6,483
Charge-offs	—	(237)	—	—	(162)	—	(399)
Recoveries	—	738	—	—	28	—	766
Provision	93	(570)	(132)	252	61	296	—
Ending balance	$222	$2,315	$455	$3,417	$124	$317	$6,850

	Nine Months Ended September 30, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Charge-offs	—	(237)	(14)	—	(493)	—	(744)
Recoveries	—	749	—	—	200	—	949
Provision	(13)	(798)	89	375	30	317	—
Ending balance	$222	$2,315	$455	$3,417	$124	$317	$6,850

	Three Months Ended September 30, 2018
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$160	$2,144	$263	$3,363	$652	$184	$6,766
Charge-offs	—	—	—	—	(297)	—	(297)
Recoveries	—	4	—	—	90	—	94
Provision	(77)	491	310	(293)	71	(184)	318
Ending balance	$83	$2,639	$573	$3,070	$516	$—	$6,881

	Nine Months Ended September 30, 2018
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127	$2,135	$261	$3,048	$1,170	$184	$6,925
Charge-offs	—	(14)	—	—	(1,672)	—	(1,686)
Recoveries	—	14	—	—	439	—	453
Provision	(44)	504	312	22	579	(184)	1,189
Ending balance	$83	$2,639	$573	$3,070	$516	$—	$6,881

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$47	$757	$94	$—	$—	$—	$898
Collectively evaluated for impairment	175	1,558	361	3,417	7	317	5,835
Acquired with deteriorated credit quality	—	—	—	—	117	—	117
Total ending allowance balance	$222	$2,315	$455	$3,417	$124	$317	$6,850
Loans:
Individually evaluated for impairment	$1,360	$8,089	$971	$6,699	$—	$—	$17,119
Collectively evaluated for impairment	40,316	426,793	46,157	727,003	635	—	1,240,904
Acquired with deteriorated credit quality	—	—	—	—	1,023	—	1,023
Total ending loans balance	$41,676	$434,882	$47,128	$733,702	$1,658	$—	$1,259,046

	December 31, 2018
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$117	$872	$110	$—	$—	$—	$1,099
Collectively evaluated for impairment	118	1,729	270	3,042	3	—	5,162
Acquired with deteriorated credit quality	—	—	—	—	384	—	384
Total ending allowance balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Loans:
Individually evaluated for impairment	$1,360	$8,144	$986	$1,722	$—	$—	$12,212
Collectively evaluated for impairment	40,928	386,819	32,040	668,619	316	—	1,128,722
Acquired with deteriorated credit quality	—	—	—	—	2,641	—	2,641
Total ending loans balance	$42,288	$394,963	$33,026	$670,341	$2,957	$—	$1,143,575

Impaired loans as of September 30, 2019 and December 31, 2018, by portfolio segment, are as follows:

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
September 30, 2019	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$1,360	$—	$1,360	$1,360	$47
Commercial real estate	8,089	5,724	3,010	8,734	757
Commercial and industrial	971	931	43	974	94
Residential real estate	6,699	6,699	—	6,699	—
Total	$17,119	$13,354	$4,413	$17,767	$898

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$1,360	$—	$1,360	$1,360	$117
Commercial real estate	8,144	5,312	2,967	8,279	872
Commercial and industrial	986	302	684	986	110
Residential real estate	1,722	1,722	—	1,722	—
Total	$12,212	$7,336	$5,011	$12,347	$1,099

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three and nine months ended September 30, 2019 and 2018, by portfolio segment, are summarized in the tables below.

	Three Months Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$1,360	$—	$1,360	$11
Commercial real estate	8,281	172	6,816	45
Commercial and industrial	955	8	763	1
Residential real estate	7,529	46	2,330	4
Total	$18,125	$226	$11,269	$61

	Nine Months Ended September 30,
	2019		2018
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$1,360	$6	$1,360	$40
Commercial real estate	8,179	331	6,985	238
Commercial and industrial	968	21	845	7
Residential real estate	5,847	87	2,460	29
Total	$16,354	$445	$11,650	$314

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of September 30, 2019 and December 31, 2018:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
September 30, 2019	Current	30-89 Days	90 Days	Past Due	Non-accrual	Receivables
Construction and development	$40,316	$—	$—	$—	$1,360	$41,676
Commercial real estate	429,734	1,702	509	2,211	2,937	434,882
Commercial and industrial	47,085	—	—	—	43	47,128
Residential real estate	722,783	4,220	—	4,220	6,699	733,702
Consumer and other	1,658	—	—	—	—	1,658
Total	$1,241,576	$5,922	$509	$6,431	$11,039	$1,259,046

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2018	Current	30-89 Days	90 Days	Past Due	Non-accrual	Receivables
Construction and development	$42,288	$—	$—	$—	$—	$42,288
Commercial real estate	390,601	1,102	—	1,102	3,260	394,963
Commercial and industrial	32,315	26	—	26	685	33,026
Residential real estate	651,439	17,180	—	17,180	1,722	670,341
Consumer and other	2,957	—	—	—	—	2,957
Total	$1,119,600	$18,308	$—	$18,308	$5,667	$1,143,575

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

•	Loans rated Pass – Loans in these categories have low to average risk.
•	Loans rated Special Mention – The loan does not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but does possess deficiencies deserving close attention.
•	Loans rated Substandard – Loans are inadequately protected by the current sound worth and paying capability of the obligor or of the collateral pledged, if any.
•

Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.

•	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that there continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
September 30, 2019	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$40,316	$428,022	$46,131	$725,719	$1,658	$1,241,846
Special Mention	—	—	—	—	—	—
Substandard	1,360	6,860	997	7,983	—	17,200
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$41,676	$434,882	$47,128	$733,702	$1,658	$1,259,046

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2018	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$40,928	$383,857	$32,040	$667,249	$2,957	$1,127,031
Special Mention	—	5,112	—	—	—	5,112
Substandard	1,360	5,994	986	3,092	—	11,432
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$42,288	$394,963	$33,026	$670,341	$2,957	$1,143,575

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Loans are recorded under the scope of ASC 310‑30 when it is deemed probable at acquisition that all contractually required payments will not be collected.

Loans within the scope of ASC 310‑30 are initially recorded at fair value and are evaluated for impairment on an ongoing basis. As of September 30, 2019 and December 31, 2018, the Company had auto loan pools included within the consumer segment of loans outstanding that are accounted for under ASC 310‑30 with a carrying value of $1.0 million and $2.6 million, respectively. There was no remaining accretable yield for these loans at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the allowance for loan losses allocated on these loans was $117,000 and $384,000, respectively, as these loans are collectively evaluated for impairment. Interest income recognized on these loans was $16,000 and $78,000 for the three months ended September 30, 2019 and 2018, respectively. Interest income recognized on these loans was $66,000 and $267,000 for the nine months ended September 30, 2019 and 2018, respectively.

Troubled Debt Restructures:

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructures or “TDRs”). In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce or defer payments for a period of time. We have not forgiven any material principal amounts on any loan modifications to date. Nonperforming TDRs are generally placed on non-accrual under the same criteria as all other loans.

TDRs as of September 30, 2019 and December 31, 2018 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
September 30, 2019	Accruing	Nonaccrual	Total
Commercial real estate	$2,969	$482	$3,451
Commercial and industrial	—	29	29
Total	$2,969	$511	$3,480

(Dollars in thousands)
December 31, 2018	Accruing	Nonaccrual	Total
Commercial real estate	$3,298	$—	$3,298
Commercial and industrial	—	13	13
Total	$3,298	$13	$3,311

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a specific reserve of $342,000 and $523,000, as of September 30, 2019 and December 31, 2018, respectively, and recognized no partial charge offs on the TDR loans described above during the three and nine months ended September 30, 2019 and 2018. TDR commercial real estate loans totaling $482,000 defaulted during the nine months ended September 30, 2019. These defaults did not have a material impact on the Company’s allowance for loan loss. There were no TDRs which defaulted during the three months ended September 30, 2019 or the three and nine months ending September 30, 2018.

During the nine months ended September 30, 2019, we modified one commercial and industrial loan and one commercial real estate loan. The total recorded investment in these modified loans was $640,000 as of September 30, 2019.  During the year ended December 31, 2018, we modified one commercial real estate loan. The total recorded investment in the modified loan as of December 31, 2018 was $503,000. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At September 30, 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either defer, or decrease monthly payments for a temporary period of time. A summary of the types of concessions for loans classified as troubled debt restructurings are presented in the table below:

(Dollars in thousands)	September 30,	December 31,
Type of Concession	2019	2018
Deferral of payments	$531	$482
Extension of maturity date	2,949	2,829
Total TDR loans	$3,480	$3,311

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	5	$4,003	6	$3,527
Commercial and industrial	2	29	1	116
Total	7	$4,032	7	$3,643

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of September 30, 2019 and December 31, 2018, the unpaid principal balances of serviced loans totaled $446.3 million and $431.2 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning of period	$8,643	$9,283	$8,419	$9,329
Change in fair value	(105)	(619)	119	(665)
End of period, fair value	$8,538	$8,664	$8,538	$8,664

Fair value at September 30, 2019 and December 31, 2018 was determined using discount rates ranging from 4.47% to 12.21% and 8.78% to 14.56%, and prepayment speeds ranging from 10.72% to 15.90% and 6.82% to 12.87%, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $28,000 and $27,000 at September 30, 2019 and December 31, 2018, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights. No valuation allowances are recorded against capitalized servicing rights or interest only strips as of September 30, 2019 and December 31, 2018.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at September 30, 2019 and December 31, 2018 was $1.12 billion and $804.2 million, respectively.

Activity for mortgage loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
Beginning of period	$16,771	$11,237	$14,934	$6,843
Additions	1,971	2,838	5,483	8,073
Amortization expense	(1,002)	(600)	(2,677)	(1,441)
End of period, carrying value	$17,740	$13,475	$17,740	$13,475

The fair value of servicing rights was $18.0 million and $16.5 million at September 30, 2019 and December 31, 2018, respectively. Fair value at September 30, 2019 was determined by using a discount rate of 14%, prepayment speeds of 18%, and a weighted average default rate of 0.96%. Fair value at December 31, 2018 was determined using discount rates ranging from 11% to 14%, prepayment speeds of 15%, and a weighted average default rate of 0.88%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at September 30, 2019 and December 31, 2018 are summarized as follows:

(Dollars in thousands)	September 30, 2019	December 31, 2018
Convertible advance with Bermudan option maturing August 6, 2029; fixed rate of 0.85%	$20,000	$—
Convertible advance with Bermudan option maturing August 7, 2029; fixed rate of 0.57%	20,000	—
Convertible advance with Bermudan option maturing August 8, 2029; fixed rate of 0.52%	10,000	—
Convertible advance with Bermudan option maturing August 30, 2029; fixed rate of 0.4725%	10,000	—
Total FHLB advances	$60,000	$—

At September 30, 2019, the Company had maximum borrowing capacity from the FHLB of $458.4 million based on the value of residential and commercial real estate loans pledged as collateral.

At September 30, 2019, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at September 30, 2019.

At September 30, 2019, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $29.3 million as of September 30, 2019. There were no outstanding borrowings on this line as of September 30, 2019.

The Company sells the guaranteed portion of certain SBA loans it originates and continues to service the sold portion of the loan. The Company sometimes retains an interest only strip or servicing fee that is considered to be more than customary market rates. An interest rate strip can result from a transaction when the market rate of the transaction differs from the stated rate on the portion of the loan sold.

The sold portion of SBA loans that satisfies at least one of the above provisions are considered secured borrowings and are included in other borrowings. Secured borrowings at September 30, 2019 and December 31, 2018 were $3.2 million and $4.3 million, respectively.

NOTE 7 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through July 2028. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (ROU) asset and lease liability. None of our leases included options to terminate the lease and none had initial terms of 12 months or less (i.e. short-term leases). Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental collateralized borrowing rate provided by the FHLB at the lease commencement date. ROU assets are further adjusted for lease incentives, if any. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the Consolidated Statements of Income.

The components of lease cost were as follows:

	Three Months Ended	Nine Months Ended
(Dollars in thousands)	September 30, 2019	September 30, 2019
Operating lease cost	$528	$1,564
Variable lease cost	44	132
Short-term lease cost	—	—
Sublease income	—	—
Total net lease cost	$572	$1,696

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
September 30, 2020	$2,027
September 30, 2021	1,931
September 30, 2022	1,896
September 30, 2023	1,931
September 30, 2024	1,810
After September 30, 2024	4,965
Total lease payments	14,560
Less: interest discount	(1,638)
Present value of lease liabilities	$12,922

(Dollars in thousands)
Supplemental Lease Information	September 30, 2019
Weighted-average remaining lease term (years)	7.5
Weighted-average discount rate	3.14%

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$507	$1,474
Operating cash flows from operating leases (lease liability reduction)	$404	$1,165
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$—	$13,610

NOTE 8 – REVENUE RECOGNITION

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The implementation of the new guidance did not have a material impact on the measurement or recognition of revenue. The Company did not record a cumulative effect adjustment to opening retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, and investment securities, as well as revenue related to our loan servicing activities and revenue on bank owned life insurance, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income are as follows:

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1% of total revenues in the three and nine months ended September 30, 2019.

Other Service Charges, Commissions and Fees: Other service charges, commissions and fees are primarily comprised of mortgage origination related income, wire fees, interchange fees, and other service charges and fees. Mortgage origination related income, which makes up the majority of the other service charges, commissions and fees line item amounts reported on the Consolidated Statements of Income, consists of mortgage loan origination fees, underwriting fees, processing fees, and application fees. The Company’s performance obligations for other service charges, commissions and fees are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no revenues were generated from gains and losses on the sale and financing of OREO for the three and nine months ended September 30, 2019.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on bank owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

NOTE 9 – LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract amounts of those instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2019 and December 31, 2018 include:

	September 30,	December 31,
(Dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$61,192	$65,283
Standby letters of credit	$5,180	$4,250

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $61.2 million of unused lines of credit and $5.2 million to make loans as of September 30, 2019. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Company maintains cash deposits with a financial institution that during the year are in excess of the insured limitation of the Federal Deposit Insurance Corporation. If the financial institution were not to honor its contractual liability, the Company could incur losses. Management is of the opinion that there is not material risk because of the financial strength of the institution.

NOTE 10 – FAIR VALUE

Financial Instruments Measured at Fair Value

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable for the asset or liability in active markets, as well as inputs that are observable for the asset or liability (other than quoted prices), such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals.

Level 3 inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

The following presents the assets and liabilities as of September 30, 2019 and December 31, 2018 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	September 30, 2019
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,521	$—	$—	$12,521
States and political subdivisions	1,276	—	1,276	—
Mortgage-backed GSE residential	2,116	—	2,116	—
Total securities available for sale	15,913	—	3,392	12,521

SBA servicing asset	8,538	—	—	8,538
Interest only strip	28	—	—	28
	$24,479	$—	$3,392	$21,087
Non-recurring fair value measurements:
Impaired loans	$3,477	$—	$—	$3,477	$257

	December 31, 2018
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$15,183	$—	$—	$15,183
States and political subdivisions	1,213	—	1,213	—
Mortgage-backed GSE residential	2,492	—	2,492	—
Total securities available for sale	18,888	—	3,705	15,183

SBA servicing asset	8,419	—	—	8,419
Interest only strip	27	—	—	27
	$27,334	$—	$3,705	$23,629
Non-recurring fair value measurements:
Impaired loans	$3,472	$—	$—	$3,472	$169

The Company used the following methods and significant assumptions to estimate fair value:

Securities, Available for Sales: The Company carries securities available for sale at fair value. For securities where quoted prices are not available (Level 2), the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

The Company owns certain SBA investments that for which the fair value is determined using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades. Discounted cash flows are calculated by a third party using interest rate curves that are updated to incorporate current market conditions, including prepayment vectors and credit risk. During time when trading is more liquid, broker quotes are used to validate the model.

SBA Servicing Assets and Interest Only Strip:  The fair values of the Company’s servicing assets are determined using Level 3 inputs. All separately recognized servicing assets and servicing liabilities are initially measured at fair value initially and at each reporting date and changes in fair value are reported in earnings in the period in which they occur.

The fair values of the Company’s interest-only strips are determined using Level 3 inputs. When the Company sells loans to others, it may hold interest-only strips, which is an interest that continues to be held by the transferor in the securitized receivable. It may also obtain servicing assets or assume servicing liabilities that are initially measured at fair value. Gain or loss on sale of the receivables depends in part on both (a) the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interests that continue to be held by the transferor based on their relative fair value at the date of transfer, and (b) the proceeds received. To obtain fair values, quoted market prices are used if available. However, quotes are generally not available for interests that continue to be held by the transferor, so the Company generally estimates fair value based on the future expected cash flows estimated using management’s best estimates of the key assumptions — credit losses and discount rates commensurate with the risks involved.

Under certain circumstances we make adjustments to fair value for our assets and liabilities although they are not measured at fair value on an ongoing basis.

Impaired loans:  Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans and is classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination or approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Foreclosed real estate: Foreclosed real estate is adjusted to fair value upon transfer of the loans to foreclosed real estate. Subsequently, foreclosed real estate is carried at the lower of carrying value or fair value. Fair value is based upon independent market prices or appraised values of the collateral and is classified as nonrecurring Level 3. Adjustments are routinely made in the appraisal process by the independent appraisers engaged by the Company to adjust for differences between the comparable sales. Appraised values are reviewed by management using our market knowledge and historical experience.

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018 and year ended December 31, 2018:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, July 1, 2019	$14,280	$8,643	$39	$—
Total loss included in income	—	(105)	(11)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,759)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2019	$12,521	$8,538	$28	$—

Fair value, July 1, 2018	$16,455	$9,283	$31	$—
Total loss included in income	—	(619)	(3)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,177)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2018	$15,278	$8,664	$28	$—

Nine Months Ended:
Fair value, January 1, 2019	$15,183	$8,419	$27	$—
Total gain included in income	—	119	1	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,662)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2019	$12,521	$8,538	$28	$—

Fair value, January 1, 2018	$16,661	$9,329	$36	$—
Total loss included in income	—	(665)	(8)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,383)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2018	$15,278	$8,664	$28	$—

Twelve Months Ended:
Fair value, January 1, 2018	$16,661	$9,329	$36	$—
Total loss included in income	—	(910)	(9)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,478)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2018	$15,183	$8,419	$27	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at September 30, 2019 and December 31, 2018:

	Valuation	Unobservable	General
	Technique	Input	Range
September 30, 2019
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	10.72%-15.90%
		Discount rate	4.47%-12.21%

December 31, 2018
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	6.82%-12.87%
		Discount rate	8.78%-14.56%

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018 are as follows:

	Carrying	Estimated Fair Value at September 30, 2019
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$274,548	$—	$274,548	$—	$274,548
Securities purchased under agreements to resell	15,000	—	15,000	—	15,000
Investment securities	15,913	—	3,392	12,521	15,913
FHLB stock	3,842	—	—	—	N/A
Loans, net	1,252,196	—	—	1,280,746	1,280,746
Loans held for sale	—	—	—	—	—
Accrued interest receivable	5,465	—	—	5,465	5,465
SBA servicing assets	8,538	—	—	8,538	8,538
Mortgage servicing assets	17,740	—	—	17,966	17,966
Interest only strips	28	—	—	28	28
Financial Liabilities:
Deposits	1,335,352	—	1,337,355	—	1,337,355
Federal Home Loan Bank advances	60,000	—	54,972	—	54,972
Other borrowings	3,154	—	3,154	—	3,154
Accrued interest payable	940	—	940	—	940

	Carrying	Estimated Fair Value at December 31, 2018
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$138,427	$—	$138,427	$—	$138,427
Securities purchased under agreements to resell	15,000	—	15,000	—	15,000
Investment securities	18,888	—	3,705	15,183	18,888
FHLB stock	1,163	—	—	—	N/A
Loans, net	1,136,930	—	—	1,166,945	1,166,945
Loans held for sale	56,865	—	56,865	—	56,865
Accrued interest receivable	4,957	—	—	4,957	4,957
SBA servicing asset	8,419	—	—	8,419	8,419
Mortgage servicing assets	14,934	—	—	16,460	16,460
Interest only strips	27	—	—	27	27
Financial Liabilities:
Deposits	1,244,232	—	1,242,863	—	1,242,863
Other borrowings	4,257	—	4,257	—	4,257
Accrued interest payable	1,251	—	1,251	—	1,251

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Company must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 is 2.50% and was 1.875% for 2018. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of September 30, 2019, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2019 and December 31, 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

							To Be Well Capitalized
			For Capital				Under Prompt Corrective
	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount ≥		Ratio ≥		Amount ≥	Ratio ≥
As of September 30, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$192,706	19.51%	N/A	*	N/A	*	N/A	N/A
Bank	190,742	19.34%	78,902		8.0%		98,628	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	185,856	18.82%	N/A	*	N/A	*	N/A	N/A
Bank	183,892	18.65%	59,177		6.0%		78,902	8.0%
Common Tier 1 (CET1)
Consolidated	185,856	18.82%	N/A	*	N/A	*	N/A	N/A
Bank	183,892	18.65%	44,383		4.5%		64,108	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	185,856	11.68%	N/A	*	N/A	*	N/A	N/A
Bank	183,892	11.56%	63,605		4.0%		79,506	5.0%
As of December 31, 2018:
Total Capital (to Risk Weighted Assets)
Consolidated	$166,851	18.16%	N/A	*	N/A	*	N/A	N/A
Bank	163,339	17.80%	73,392		8.0%		91,740	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	160,207	17.44%	N/A	*	N/A	*	N/A	N/A
Bank	156,696	17.08%	55,044		6.0%		73,392	8.0%
Common Tier 1 (CET1)
Consolidated	160,207	17.44%	N/A	*	N/A	*	N/A	N/A
Bank	156,696	17.08%	41,283		4.5%		59,631	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	160,207	11.14%	N/A	*	N/A	*	N/A	N/A
Bank	156,696	10.91%	57,455		4.0%		71,819	5.0%

*  The Board of Governors of the Federal Reserve raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 Billion to $3 Billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements.

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again becomes available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At September 30, 2019, 240,000 stock options had been granted and no shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2019 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2019	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2019	240,000	$12.70

As of September 30, 2019 and December 31, 2018, there was $833,000 and $1.2 million of total unrecognized compensation cost related to options granted under the Plan. As of September 30, 2019, the cost is expected to be recognized over a weighted-average period of 1.8 years.

Restricted Stock

The Company has periodically issued restricted stock to its directors, executive officers and certain employees under the 2018 Incentive Plan. Compensation expense for restricted stock is based upon the grant date fair value of the shares and is recognized over the vesting period of the awards. Shares of restricted stock issued to officers and employees vest in equal annual installments on the first three anniversaries of the grant date. Shares of restricted stock issued to directors vest 25% on the grant date and 25% on each of the first three anniversaries of the grant date.

A summary of restricted stock activity for the nine months ended September 30, 2019 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2019	278,202	$7.07
Granted	48,724	13.75
Vested	(157,316)	6.68
Forfeited	(406)	9.85
Nonvested at September 30, 2019	169,204	$9.35

As of September 30, 2019 and December 31, 2018, there was $1.3 million and $1.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of September 30, 2019, the cost is expected to be recognized over a weighted-average period of 2.0 years. The grant date fair value of shares vested during the three and nine months ended September 30, 2019 was $0 and $1.1 million, respectively.

NOTE 13 – EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2019	2018	2019	2018
Basic earnings per share
Net Income	$12,356	$9,853	$34,048	$31,598

Weighted average common shares outstanding	24,305,378	24,258,062	24,247,605	24,156,072

Basic earnings per common share	$0.51	$0.41	$1.40	$1.31

Diluted earnings per share
Net Income	$12,356	$9,853	$34,048	$31,598

Weighted average common shares outstanding for basic earnings per common share	24,305,378	24,258,062	24,247,605	24,156,072
Add: Dilutive effects of restricted stock and options	197,243	309,863	192,880	290,569

Average shares and dilutive potential common shares	24,502,621	24,567,925	24,440,485	24,446,641

Diluted earnings per common share	$0.50	$0.40	$1.39	$1.29

NOTE 14 – SUBSEQUENT EVENTS

On October 7, 2019, the Company completed its initial public offering with the issuance of 1,000,000 shares of common stock at a public offering price of $13.50 per share. The Company received proceeds, before expenses, of approximately $12.6 million in the offering. The shares began trading on the Nasdaq Global Select Market on October 3, 2019, under the ticker symbol “MCBS”.

On October 30, 2019, the underwriters of the initial public offering exercised their option to purchase an additional 224,513 shares of common stock at the initial public offering price less the underwriting discount.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2018 through September 30, 2019 and on our results of operations for the three and nine months ended September 30, 2019 and 2018. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our final prospectus that was filed with the SEC on October 3, 2019, relating to the IPO (the “Final Prospectus”), and information presented elsewhere in this Quarterly Report on Form 10‑Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q  contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.  These forward-looking statements are not historical facts, and are based on current expectations,  estimates and projections about our industry, management’s  beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•

factors that can impact the performance of our loan portfolio,  including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;

•	concentration of our loan portfolio in real estate loans changes in the prices, values and sales volumes of commercial and residential real estate;
•	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
•

negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;

•

our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial  and owner-occupied  commercial real estate loan categories;

•	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;

•

changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

•	our ability to successfully manage our credit risk and the sufficiency of our ALL;
•	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
•	our ability to successfully execute our business strategy to achieve profitable growth;
•	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
•	our focus on small and mid-sized businesses;
•	our ability to manage our growth;
•	our ability to increase our operating efficiency;
•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
•	a large percentage of our deposits are attributable to a relatively small number of customers;
•	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•	the makeup of our asset mix and investments;
•

external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;

•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
•	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
•	our ability to identify and address cyber-security risks, fraud and systems errors;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
•	risks related to potential acquisitions;
•	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
•	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
•

compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain  licenses required in connection  with commercial mortgage origination, sale and servicing operations;

•	changes in the scope and cost of FDIC insurance and other coverage;
•	changes in our accounting standards;
•	changes in tariffs and trade barriers;
•	changes in federal tax law or policy; and
•	other risks and factors identified in our Final Prospectus, including under the heading “Risk Factors”.

The foregoing factors should not be construed  as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q.  Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this Quarterly Report on Form 10-Q.  In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of September 30, 2019, we had total assets of $1.64 billion, total loans (including loans held for sale) of $1.25 billion, total deposits of $1.34 billion and total shareholders’ equity of $194.4 million.

We are a full-service commercial bank focused on delivering personalized service in an efficient and reliable manner to the small to medium-sized businesses and individuals in our markets, predominantly Asian-American communities in growing metropolitan markets in the Eastern U.S. and Texas. We offer a suite of loan and deposit products  tailored to meet the needs of the businesses and individuals already established in our communities, as well as first generation  immigrants who desire to establish and grow their own businesses, purchase a home, or educate their children in the United States. Through  our diverse and experienced management team and talented employees, we are able to speak the language of our customers and provide them with services and products in a culturally competent manner.

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2019 and 2018.  This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1  and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2019	2019	2019	2018	2018	2019	2018
Selected income statement data:
Interest income	$21,908	$20,818	$19,862	$19,023	$18,766	$62,588	$53,856
Interest expense	5,929	5,570	5,058	4,548	3,854	16,557	10,127
Net interest income	15,979	15,248	14,804	14,475	14,912	46,031	43,729
Provision for loan losses	—	—	—	48	318	—	1,189
Noninterest income	11,001	12,098	7,434	9,104	9,145	30,533	28,505
Noninterest expense	10,162	9,934	10,064	10,485	10,420	30,160	28,090
Income tax expense	4,462	4,452	3,442	3,310	3,466	12,356	11,357
Net income	12,356	12,960	8,732	9,736	9,853	34,048	31,598
Per share data:
Basic income per share	$0.51	$0.54	$0.36	$0.40	$0.41	$1.40	$1.31
Diluted income per share	$0.50	$0.53	$0.36	$0.40	$0.40	$1.39	$1.29
Dividends per share	$0.11	$0.10	$0.10	$0.10	$0.10	$0.31	$0.28
Book value per share (at period end)	$8.00	$7.58	$7.20	$6.95	$6.63	$8.00	$6.63
Shares of common stock outstanding	24,305,378	24,305,378	24,148,062	24,258,062	24,258,062	24,305,378	24,258,062
Weighted average diluted shares	24,502,621	24,386,049	24,540,538	24,591,537	24,567,925	24,440,485	24,446,641
Performance ratios:
Return on average assets	3.07%	3.44%	2.42%	2.67%	2.81%	2.98%	3.13%
Return on average equity	26.44	29.61	21.08	24.06	25.65	25.81	29.41
Dividend payout ratio	21.79	18.85	28.10	25.21	24.91	22.29	21.64
Yield on total loans	6.22	6.11	6.18	5.92	5.95	6.17	5.93
Yield on average earning assets	5.78	5.83	5.80	5.52	5.65	5.80	5.64
Cost of average interest bearing liabilities	2.23	2.23	2.09	1.88	1.66	2.19	1.49
Cost of deposits	2.29	2.23	2.10	1.89	1.67	2.21	1.49
Net interest margin	4.22	4.27	4.32	4.20	4.49	4.27	4.58
Efficiency ratio(1)	37.66	36.33	45.26	44.47	43.31	39.39	38.89
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	(0.11)%	0.01%	0.04%	0.10%	0.07%	(0.02)%	0.15%
Nonperforming assets to gross loans and OREO	1.18	1.41	0.98	0.78	0.85	1.18	0.85
ALL to nonperforming loans	47.19	38.67	58.46	74.12	75.34	47.19	75.34
ALL to loans held for investment	0.54	0.54	0.57	0.58	0.64	0.54	0.64
Balance sheet and capital ratios:
Gross loans held for investment to deposits	94.46%	91.88%	88.68%	92.08%	86.03%	94.46%	86.03%
Noninterest bearing deposits to deposits	23.30	23.87	23.38	24.05	23.47	23.30	23.47
Common equity to assets	11.82	12.09	11.70	11.77	11.17	11.82	11.17
Leverage ratio	11.68	11.67	11.35	11.14	11.00	11.68	11.00
Common equity tier 1 ratio	18.82	17.99	17.40	17.44	17.17	18.82	17.17
Tier 1 risk-based capital ratio	18.82	17.99	17.40	17.44	17.17	18.82	17.17
Total risk-based capital ratio	19.51	18.66	18.09	18.16	17.95	19.51	17.95
Mortgage and SBA loan data:
Mortgage loans serviced for others	$1,122,551	$1,016,352	$839,352	$804,188	$685,379	$1,122,551	$685,379
Mortgage loan production	163,517	188,713	151,068	182,889	193,755	503,298	533,251
Mortgage loan sales	152,503	205,893	55,123	144,991	160,293	413,519	391,020
SBA loans serviced for others	446,266	443,830	425,694	431,201	433,872	446,266	433,872
SBA loan production	48,878	45,850	29,556	37,890	28,972	124,284	83,119
SBA loan sales	28,914	28,675	30,751	17,036	16,749	88,340	76,261

(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income)

Results of Operations

We recorded net income of $12.4 million for the three months ended September 30, 2019 compared to $9.9 million for the same period in 2018, an increase of $2.5 million, or 25.4%. For the nine months ended September 30, 2019, we recorded net income of $34.0 million compared to $31.6 million for the nine months ended September 30, 2018, an increase of $2.4 million, or 7.8%.

Basic and diluted earnings per common share for the three months ended September 30, 2019 was $0.51 and $0.50, respectively, compared to $0.41 and $0.40 for the basic and diluted earnings per common share for the same period in 2018. For the nine months ended September 30, 2019, basic and diluted earnings per common share was $1.40 and $1.39, respectively, compared to $1.31 and $1.29 for the same period a year ago.

Interest Income

Interest income totaled $21.9 million for the three months ended September 30, 2019, an increase of $3.1 million, or 16.7%, from the three months ended September 30, 2018, primarily due to a 27 basis points increase in the yield on average loans, including loans held for sale, and a 21 basis points increase in the yield on average federal funds sold and interest-bearing cash accounts. Average earning assets increased by $185.9 million, primarily due to an increase of $120.2 million in average loans and $68.9 million in federal funds sold and interest-earning cash accounts. The increase in average loans included increases of $84.0 million and $44.3 million in average commercial real estate loans and residential real estate loans.

Interest income was $62.6 million for the nine months ended September 30, 2019 compared to $53.9 million for the same period in 2018, an increase of $8.7 million, or 16.2%. This increase was primarily due to growth in our loan portfolio  coupled with a higher yield on our loan and investment portfolios. Interest and fees on loans was $59.9 million for the nine months ended September 30, 2019 compared to $52.1 million for the same period in 2018, an increase of $7.7 million, or 14.8%. This increase was primarily due to a 24 basis points increase in the yield on gross loans and a 10.3% increase in the average balance of loans outstanding.

Interest Expense

Interest expense for the three months ended September 30, 2019 increased $2.1 million to $5.9 million compared to interest expense of $3.9 million for the three months ended September 30, 2018. This increase is primarily attributable to a 62 basis points increase in deposit costs, which includes a 90 basis increase in the average yield on money market deposits and a  62 basis points increase in the average yield on time deposits. Interest expense totaled $16.6 million for the nine months ended September 30, 2019, an increase of $6.4 million, or 63.5%, compared to the same period in 2018. During 2019, we began offering CD specials with higher rates to attract deposits which is noted in the 69 basis point increase in the rate paid on our CDs for the nine months ended September 30, 2019 when compared  to the same period in 2018.

Average borrowings  outstanding for the three months ended September 30, 2019 increased by $26.5 million with a decrease in rate of 60 basis points compared to the three months ended September 30, 2018. Average borrowings outstanding for the nine months ended September 30, 2019 decreased by $37.4 million, or 63.5%, with a decrease in rate of 37 basis points compared to the same period in 2018.

Net Interest Margin

The net interest margin for the three months ended September 30, 2019 decreased by 27 basis points to 4.22% from 4.49% for the three months ended September 30, 2018, primarily due to a 57 basis point increase in the cost of interest-bearing liabilities of $1.06 billion, partially offset by an increase of 13 basis points in the yield on interest-earning assets of $1.5 billion. Average earning assets increased by $185.9 million, primarily due to an increase of $120.2 million in average loans and $68.9 million in federal funds sold and interest-earning cash accounts. Average interest-bearing liabilities increased by $136.0 million, primarily driven by an increase in average interest-bearing deposits of $109.6 million and average borrowings of $26.5 million.

The net interest margin for the nine months ended September 30, 2019 was 4.27% compared to 4.58% for the nine months ended September 30, 2018, a decrease of 31 basis points. The cost of interest-bearing liabilities increased by 70 basis points to 2.19% from 1.49%, while the yield on interest-earning assets increased by 16 basis points to 5.80% from 5.64% for the previous year. Average earning assets increased by $164.4 million, primarily due to an increase of $120.9 million in average loans and an increase of $46.0 million in lower yielding federal funds sold and interest-earning cash accounts. Average interest-bearing liabilities increased by $106.3 million as average interest-bearing deposits increased by $143.7 million and average borrowings decreased by $37.4 million.

Net interest margin and net interest income are influenced by internal and external factors. Internal  factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition  and the shape of the interest rate yield curve. The decline in our net interest margin is primarily the result of a continuous increase in our cost of funds; however, we have been able to partially offset this through  growing our volume of interest earning assets.

Average Balances, Interest and Yields

The following tables present, for the three and nine months ended September 30, 2019 and 2018, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended September 30,
	2019			2018
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$141,239	$842	2.37%	$72,344	$394	2.16%
Securities purchased under agreements to resell	15,000	107	2.83	15,000	97	2.57
Securities available for sale	16,486	102	2.45	19,715	122	2.46
Total investments	172,725	1,051	2.41	107,059	613	2.27
Construction and development	34,903	579	6.58	48,207	746	6.14
Commercial real estate	474,455	8,210	6.87	390,424	6,484	6.59
Commercial and industrial	46,931	837	7.08	38,991	696	7.08
Residential real estate	772,068	11,181	5.75	727,786	10,125	5.52
Consumer and Other	2,142	50	9.26	4,899	102	8.26
Gross loans(2)	1,330,499	20,857	6.22	1,210,307	18,153	5.95
Total earning assets	1,503,224	21,908	5.78	1,317,366	18,766	5.65
Noninterest-earning assets	95,437			74,257
Total assets	1,598,661			1,391,623
Interest-bearing liabilities:
NOW and savings deposits	49,880	40	0.32	69,132	64	0.37
Money market deposits	152,867	822	2.13	55,157	171	1.23
Time deposits	816,752	5,011	2.43	785,634	3,587	1.81
Total interest-bearing deposits	1,019,499	5,873	2.29	909,923	3,822	1.67
Borrowings	37,075	56	0.60	10,604	32	1.20
Total interest-bearing liabilities	1,056,574	5,929	2.23	920,527	3,854	1.66
Noninterest-bearing liabilities:
Noninterest-bearing deposits	303,759			292,275
Other noninterest-bearing liabilities	52,954			26,417
Total noninterest-bearing liabilities	356,713			318,692
Shareholders' equity	185,374			152,404
Total liabilities and shareholders' equity	$1,598,661			$1,391,623
Net interest income		$15,979			$14,912
Net interest spread			3.55			3.99
Net interest margin			4.22			4.49

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30,
	2019			2018
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$112,310	$2,056	2.45%	$66,286	$1,084	2.19%
Securities purchased under agreements to resell	15,000	334	2.98	15,000	263	2.34
Securities available for sale	17,949	343	2.55	20,512	379	2.47
Total investments	145,259	2,733	2.52	101,798	1,726	2.27
Construction and development	34,598	1,721	6.65	47,127	2,088	5.92
Commercial real estate	453,741	23,109	6.81	388,683	18,685	6.43
Commercial and industrial	41,096	2,229	7.25	37,526	1,928	6.87
Residential real estate	764,873	32,636	5.70	695,790	29,091	5.59
Other	2,490	160	8.59	6,740	338	6.70
Gross loans(2)	1,296,798	59,855	6.17	1,175,866	52,130	5.93
Total earning assets	1,442,057	62,588	5.80	1,277,664	53,856	5.64
Noninterest-earning assets	83,947			72,787
Total assets	1,526,004			1,350,451
Interest-bearing liabilities:
NOW and savings deposits	52,007	132	0.34	72,597	215	0.40
Money market deposits	119,931	1,957	2.18	46,801	332	0.95
Time deposits	819,510	14,286	2.33	728,331	8,919	1.64
Total interest-bearing deposits	991,448	16,375	2.21	847,729	9,466	1.49
Borrowings	21,529	182	1.13	58,913	661	1.50
Total interest-bearing liabilities	1,012,977	16,557	2.19	906,642	10,127	1.49
Noninterest-bearing liabilities:
Noninterest-bearing deposits	300,851			280,021
Other noninterest-bearing liabilities	35,791			20,151
Total noninterest-bearing liabilities	336,642			300,172
Shareholders' equity	176,385			143,637
Total liabilities and shareholders' equity	$1,526,004			$1,350,451
Net interest income		$46,031			$43,729
Net interest spread			3.61			4.15
Net interest margin			4.27			4.58

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded no provision for loan losses for the three and nine months ended September 30, 2019 compared to  $318,000 and $1.2 million for the same periods in 2018. The decrease in provision expense was partially due to lower net charge-offs of consumer loans. The consumer loans charged off represent auto pool loans which had poor performance. During 2016, management elected to discontinue purchasing this product and is letting this portfolio paydown and provisioning for any calculated losses when necessary. Our allowance for loan losses as a percentage of gross loans for the periods ended September 30, 2019 and 2018 was 0.54% and 0.64%, respectively. Our ALL as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2019 was $11.0 million, an increase of $1.9 million, or 20.3%, compared to $9.1 million for the three months ended September 30, 2018. Noninterest income for the nine months ended September 30, 2019 was $30.5 million, an increase of $2.0 million, or 7.1%, compared to $28.5 million for the nine months ended September 30, 2018.

The following table sets forth the various components of our noninterest income for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands )	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$294	$256	$38	14.8%	$811	$776	$35	4.5%
Other service charges, commissions and fees	2,592	2,792	(200)	(7.2)	8,049	7,668	381	5.0
Gain on sale of residential mortgage loans	2,901	1,605	1,296	80.7	6,454	3,956	2,498	63.1
Mortgage servicing income, net	2,594	3,313	(719)	(21.7)	7,248	9,279	(2,031)	(21.9)
SBA servicing income, net	900	416	484	116.3	3,080	2,328	752	32.3
Gain on sale of SBA loans	1,404	621	783	126.1	4,296	4,039	257	6.4
Other income	316	142	174	122.5	595	459	136	29.6
Total noninterest income	$11,001	$9,145	$1,856	20.3%	$30,533	$28,505	$2,028	7.1%

Service charges on deposit accounts increased $38,000 to $294,000 for the three months ended September 30, 2019 compared  to $256,000 for the same three months during 2018. Service charges on deposit accounts were $811,000 for the nine months ended September 30, 2019 compared to $776,000 for the same period in 2018, an increase of $35,000, or 4.5%. These slight increases are partially attributable to increased analysis fees.

Other service charges, commissions and fees decreased $200,000 to $2.6 million for the three months ended September 30, 2019 compared to $2.8 million for the three months ended September 30, 2018. This decrease is attributable to a $417,000 decrease in underwriting, processing and origination fees earned from our origination of residential mortgage loans offset by increases on various other service charge, commission and fee accounts. Other service charges, commissions and fees increased $381,000 to $8.0 million for the nine months ended September 30, 2019 compared to $7.7 million for the nine months ended September 30, 2018. This increase is mainly attributable to a $531,000 increase in application income from residential mortgage loans.

Total gain on sale of loans was $4.3 million for the three months ended September 30, 2019 compared  to $2.2 million for the same period of 2018, an increase of $2.1 million, or 93.4%. Total gain on sale of loans was $10.8 million for the nine months ended September 30, 2019 compared to $8.0 million for the same period of 2018, an increase of $2.8 million, or 34.5%.

Gain on sale of residential mortgage loans totaled $2.9 million and $6.5 million for the three and nine months ended September 30, 2019 compared  to $1.6 million and $4.0 million for the same periods of 2018. We sold $152.5 million and $413.5 million in residential mortgage loans in the three and nine months ended September 30, 2019 with average premiums of 1.90% and 1.56%, respectively. We sold $160.3 million and $391.0 million in residential mortgage loans in the three and nine months ended September 30, 2018 with average premiums of 1.00% and 1.01%, respectively. We originated $163.5 million and $503.3 million of residential mortgage loans during the three and nine months ended September 30, 2019 compared to $193.8 million and $533.3 million for the same periods in 2018.

Gain on sale of SBA loans totaled $1.4 million and $4.3 million for the three and nine months ended September 30, 2019 compared to $621,000 and $4.0 million for the same periods of 2018. We sold $28.9 million and $88.3 million in SBA loans during the three and nine months ended September 30, 2019 with average premiums of 6.47% and 6.48%, respectively. We sold $16.7 million and $76.3 million in SBA loans during the three and nine months ended September 30, 2018 with average premiums of 4.94% and 7.06%, respectively.

Mortgage loan servicing income, net of amortization, decreased by $719,000, or 21.7%, to $2.6 million during the three months ended September 30, 2019 compared to $3.3 million for the same period of 2018. Mortgage  loan servicing income decreased by $2.0 million, or 21.9%, to $7.2 million during the nine months ended September 30, 2019 compared  to $9.3 million for the same period of 2018. The decrease in mortgage loan servicing income for both periods was due to the declining value of capitalized mortgage servicing assets and increased servicing asset amortization. Included in mortgage loan servicing income for the three and nine months ended September 30, 2019 was $1.6 million and $4.4 million in mortgage servicing fees compared to $1.1 million and $2.6 million for the same periods in 2018, and capitalized mortgage servicing assets of  $2.0 million and $5.5 million for the three and nine months ended September 30, 2019 and $2.8 million and $8.1 million for the same periods in 2018. The amounts were offset by a mortgage loan servicing asset amortization of $1.0 million and $2.7 million for the three and nine months ended September 30, 2019 compared to $599,000 and $1.4 million during the same periods in 2018. Our total residential mortgage loan servicing portfolio was $1.12 billion at September 30, 2019 compared to $685.4 million at September 30, 2018.

SBA servicing income, net increased $484,000 to $900,000 for the three months ended September 30, 2019 compared  to $416,000 for the three months ended September 30, 2018. SBA servicing income was  $3.1 million for the nine months ended September 30, 2019 compared to $2.3 million for the same period in 2018, an increase of $752,000, or 32.3%.  Our total SBA loan servicing portfolio was $446.3 million as of September 30, 2019 compared to $433.9 million as of September 30, 2018. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew slightly, the inputs used to calculate fair value also changed, which resulted in a $109,000 charge to our SBA servicing rights in the three months ended September 30, 2019 and a $134,000 increase to our SBA servicing rights during the nine months ended September 30, 2019.  During the three and nine months ended 2018, we recorded charges of $612,000 and $647,000, respectively, to our SBA servicing rights.

Other noninterest expense increased by $174,000 to $316,000 for the three months ended September 30, 2019 compared to $142,000 for the three months ended September 30, 2018. Other noninterest income was  $595,000 for the nine months ended September 30, 2019 compared to $459,000 for the same period in 2018, an increase of $136,000. The largest component of other noninterest income is the income on bank owned life insurance which totaled $119,000 and $118,000, respectively, for the three months ended September 30, 2019 and 2018, and $352,000 and $360,000, respectively, for the nine months ended September 30, 2019 and 2018.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2019 was $10.2 million compared to $10.4 million for the three months ended September 30, 2018, a decrease of $258,000, or 2.5%. Noninterest expense for the nine months ended September 30, 2019 was $30.2 million compared to $28.1 million for the nine months ended September 30, 2018, an increase of $2.1 million, or 7.4%.

The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands )	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$6,573	$6,436	$137	2.1%	$18,926	$17,007	$1,919	11.3%
Occupancy	1,161	1,075	86	8.0	3,547	2,953	594	20.1
Data processing	245	214	31	14.5	765	644	121	18.8
Advertising	142	146	(4)	(2.7)	455	457	(2)	(0.4)
Other operating	2,041	2,549	(508)	(19.9)	6,467	7,029	(562)	(8.0)
Total noninterest expense	$10,162	$10,420	$(258)	(2.5)%	$30,160	$28,090	$2,070	7.4%

Salaries and employee benefits expense for the three months ended September 30, 2019 was $6.6 million compared  to $6.4 million for the three months ended September 30, 2018, a slight increase of $137,000, or 2.1%. Salaries and employee benefits expense for the nine months ended September 30, 2019 was $18.9 million compared  to $17.0 million for the nine months ended September 30, 2018, an increase of $1.9 million, or 11.3%. This increase was attributable to an increase in the overall number of employees necessary to support our continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 199 for the nine months ended September 30, 2019 compared to 175 for the nine months ended September 30, 2018.

Occupancy expense for the three months ended September 30, 2019 was $1.2 million compared to $1.1 million for the same period during 2018, an increase of $86,000, or 8.0%. This slight increase was primarily due to increased rental expense. Occupancy expense for the nine months ended September 30, 2019 was $3.5 million compared to $3.0 million for the same period during 2018, an increase of $594,000, or 20.1%. This increase was primarily due to the opening of three new branches since November 2018 and the property taxes, depreciation and upkeep related to the new properties.

Data  processing expense for the three months ended September 30, 2019 was $245,000 compared to $214,000 for the three months ended September 30, 2018, an increase of $31,000, or 14.5%. Data processing expense for the nine months ended September 30, 2019 was $765,000 compared to $644,000 for the nine months ended September 30, 2018, an increase of $121,000, or 18.8%. These increases  were primarily due to continued growth in our loans, deposits and additional branches.

Advertising expense for the three and nine months ended September 30, 2019 remained relatively flat compared  to the same periods in 2018.

Other operating expenses for the three months ended September 30, 2019 were $2.0 million compared to $2.5 million for the three months ended September 30, 2018, a decrease of $508,000, or 19.9%. Other operating  expenses for the nine months ended September 30, 2019 were $6.5 million compared to $7.0 million for the nine months ended September 30, 2018, a decrease of $562,000, or 8.0%. These decreases are partially due to decreased operating and customer service expenses, as well as lower mortgage related expenses. Included in other expenses for the nine months ended September 30, 2019 and 2018 were directors’ fees of approximately $269,000 and $249,000, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2019 and 2018 was $4.5 million and $3.5 million, respectively.  The Company’s effective tax rate were 26.5% and 26.0% for the three months ended September 30, 2019 and 2018.

Income tax expense for the nine months ended September 30, 2019 and 2018 was $12.4 million and $11.4 million, respectively. The Company’s effective tax rate were 26.6% and 26.4% for the nine months ended September 30, 2019 and 2018.

Financial Condition

Total assets increased $212.1 million, or 14.8%, to $1.64 billion at September 30, 2019 as compared to $1.43 billion at December 31, 2018. The increasing trend in total assets was primarily attributable to increases in gross loans driven by strong demand for our loan products in our markets and increases in cash and due from banks.

Loans

Gross loans increased $115.7 million, or 10.1%, to $1.26 billion as of September 30, 2019 as compared to $1.15 billion as of December 31, 2018. Our loan growth during the nine months ended September 30, 2019 was comprised of a decrease of $612,000, or 1.4%, in construction and development loans, an increase of $40.1 million, or 10.1%, in commercial real estate loans, an increase of $14.1 million, or 42.7%, in commercial and industrial loans, an increase of $63.4 million, or 9.5%, in residential real estate loans and a decrease of $1.3 million, or 43.9%, in consumer and other loans.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	September 30, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and Development	$42,106	3.3%	$42,718	3.7%
Commercial Real Estate	436,692	34.6%	396,598	34.6%
Commercial and Industrial	47,247	3.8%	33,100	2.9%
Residential Real Estate	733,702	58.2%	670,341	58.5%
Consumer and other	1,658	0.1%	2,957	0.3%
Gross loans	$1,261,405	100%	$1,145,714	100%
Less unearned income	(2,359)		(2,139)
Total loans held for investment	$1,259,046		$1,143,575

SBA Loan Servicing

As of September 30, 2019 and December 31, 2018, we serviced $446.3 million and $431.2 million, respectively, in SBA loans for others. The size our SBA loan servicing portfolio continues to grow as we have consistently originated and sold portions of the SBA loans we originate while retaining loan servicing rights. We carried a servicing asset of $8.6 million and $8.4 million at September 30, 2019 and December 31, 2018, respectively. See Note 4  of our consolidated financial statements as of September 30, 2019, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three and nine months ended September 30, 2019 and 2018.

Residential Mortgage Loan Servicing

As of September 30, 2019, we serviced $1.12 billion in residential mortgage loans for others compared to $804.2 million as of December 31, 2018. We carried a servicing asset, net of amortization, of $17.7 million and $14.9 million at September 30, 2019 and December 31, 2018, respectively. Amortization relating to the mortgage loan servicing asset was $1.0 million and $2.7 million, respectively, for the three and nine months ending September 30, 2019 compared to $600,000 and $1.4 million for the same periods in 2018. See Note 5  of our consolidated financial statements as of September 30, 2019, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and nine months ended September 30, 2019 and 2018.

Asset Quality

Nonperforming Loans

Nonperforming loans were $14.5 million at September 30, 2019 compared to $9.0 million at December 31, 2018. The increase from December 31, 2018 to September 30, 2019 was primarily attributable to a $1.4 million increase in nonaccrual construction and development loans and a $5.0 million increase in nonaccrual residential real estate loans, as well as a $509,000 increase in commercial real estate loans past due ninety days and still accruing. We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2019 and year ended December 31, 2018.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. At September 30, 2019 included in nonaccrual loans were $1.4 million of construction and development loans, $2.9 million of commercial real estate loans, $43,000 in commercial and industrial loans and $6.7 million in residential real estate loans. Nonaccrual loans at December 31, 2018 comprised of $3.3 million in commercial real estate loans, $0.7 million in commercial and industrial  loans, and $1.7 million in residential real estate loans.

(Dollars in thousands)	September 30, 2019	December 31, 2018
Nonaccrual loans	$11,039	$5,667
Past due loans 90 days or more and still accruing	509	—
Accruing troubled debt restructured loans	2,969	3,298
Total nonperforming loans	14,517	8,965
Other real estate owned	423	—
Total nonperforming assets	$14,940	$8,965
Nonperforming loans to gross loans	1.15%	0.78%
Nonperforming assets to total assets	0.91%	0.63%
Allowance for loan losses to nonperforming loans	47.19%	74.12%

Allowance for Loan Losses

The allowance for loan losses was $6.9 million at September 30, 2019 compared to $6.6 million at December 31, 2018, an increase of $205,000, or 3.1%. The increase was mainly due to increased specific allocations on residential real estate loans, as well as a large recovery received on a commercial real estate loan. The increase in reserve was partially offset by a $267,000 decrease in the reserve necessary to cover our auto loan pools as a result of reduced exposure on these loans, which declined from $2.6 million at December 31, 2018 to $1.0 million at September 30, 2019.

In determining the allowance and the related provision for loan losses, we consider three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial and industrial,  commercial real estate, construction and land development loans, (ii) allocations, by loan classes, on loan portfolios  based on historical loan loss experience and qualitative factors and (iii) review of the credit discounts in relationship to the valuation  allowance calculated for purchased loans. Provisions for loan losses are charged to operations to record changes to the total allowance to a level deemed appropriate by us.

It is the policy of management to maintain the allowance for loan losses at a level adequate  for risks inherent in the loan portfolio.  The FDIC and DBF also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if economic conditions and the real estate market in our market areas were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands )	2019	2018	2019	2018
Balance, beginning of period	$6,483	$6,766	$6,645	$6,925
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	237	—	237	14
Commercial and industrial	—	—	14	—
Residential real estate	—	—	—	—
Consumer and other	162	297	493	1,672
Total charge-offs	399	297	744	1,686
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	738	4	749	14
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Consumer and other	28	90	200	439
Total recoveries	766	94	949	453
Net charge-offs/(recoveries)	(367)	203	(205)	1,233
Provision for loan losses	—	318	—	1,189
Balance, end of period	$6,850	$6,881	$6,850	$6,881
Total loans at end of period	$1,261,405	$1,079,769	$1,261,405	$1,079,769
Average loans(1)	1,295,657	1,127,294	1,229,864	1,114,232
Net charge-offs to average loans	(0.11)%	0.07%	(0.02)%	0.15%
Allowance for loan losses to total loans	0.54%	0.64%	0.54%	0.64%

(1)	Excludes loans held for sale

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2019.

Deposits

Total deposits increased $91.1 million, or 7.3%, to $1.34 billion at September 30, 2019 compared to $1.24 billion at December 31, 2018. As of September 30, 2019, 23.3% of total deposits were comprised of noninterest-bearing demand accounts and 76.7% of interest-bearing deposit accounts compared to 24.0% and 76.0%, respectively, as of December 31, 2018.

We had no brokered deposits at September 30, 2019 compared to $53.5 million, or 4.3% of total deposits, at December 31, 2018. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support  our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions  and other factors and tends to increase as a percentage of total deposits when the brokered  deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended September 30,
	2019		2018
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$303,759	—%	$292,275	—%
Interest-bearing demand deposits	33,689	0.20	41,369	0.18
Savings and money market deposits	169,058	1.99	82,920	1.03
Time deposits	816,752	2.43	785,634	1.81
Total interest-bearing deposits	1,019,499	2.29	909,923	1.67
Total deposits	$1,323,258	1.76	$1,202,198	1.26

	Nine Months Ended September 30,
	2019		2018
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$300,851	—%	$280,021	—%
Interest-bearing demand deposits	33,355	0.20	41,345	0.19
Savings and money market deposits	138,583	1.97	78,053	0.84
Time deposits	819,510	2.33	728,331	1.64
Total interest-bearing deposits	991,448	2.21	847,729	1.49
Total deposits	$1,292,299	1.69	$1,127,750	1.12

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At September 30, 2019 and December 31, 2018, we had maximum borrowing capacity from the FHLB  of $458.4 million and  $433.0 million, respectively. At September 30, 2019, we had $60 million of outstanding advances from the FHLB. We had no outstanding advances from the FHLB at December 31, 2018.

In addition to our advances with the FHLB,  we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at  September 30, 2019 and December 31, 2018.  We did not have any advances outstanding under these agreements as of September 30, 2019 and December 31, 2018.

Liquidity and Capital Resources

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost.

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios, and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2019 and December 31, 2018, we had $47.5 million of unsecured federal funds lines with no amounts  advanced.  In addition, we have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of September 30, 2019 and December 31, 2018. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $29.3 million as of September 30, 2019.

At September 30, 2019, we had $60 million of outstanding advances from the FHLB.  Based on the values of loans pledged as collateral, we had  $398.4 million and $433.0 million of additional borrowing availability with the FHLB as of September 30, 2019 and December 31, 2018, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain  a higher level of capital in order to operate in a safe and sound manner.  Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy.

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Bank’s capital ratios as of September 30, 2019 and December 31, 2018. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2019 and December 31, 2018.  As of December 31, 2018, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework.  There have been no conditions or events since December 31, 2018 that management believes would change this classification.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	September 30, 2019	December 31, 2018	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	19.51%	18.16%	N/A	N/A	N/A
Bank	19.34%	17.80%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	18.82%	17.44%	N/A	N/A	N/A
Bank	18.65%	17.08%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)
Consolidated	18.82%	17.44%	N/A	N/A	N/A
Bank	18.65%	17.08%	4.50%	7.00%	6.50%
Tier 1 capital (to average assets)
Consolidated	11.68%	11.14%	N/A	N/A	N/A
Bank	11.56%	10.91%	4.00%	4.00%	5.00%

Dividends

On October 16, 2019, we declared a cash dividend of $0.11 per share, payable on November 8, 2019, to common shareholders of record as of November 1, 2019.  Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments  to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount  recognized in our consolidated balance sheet. The contractual or notional  amounts  of those instruments reflect the extent of involvement we have in particular classes of financial instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition  established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if we deem collateral is necessary upon extension of credit, is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. They are intended to be disbursed, subject to certain condition, upon request of the borrower.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified interest rate risk as our primary source of market risk.

Interest Rate Risk\

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity  (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR (basis risk).

Our board of directors establishes broad policy limits with respect to interest rate risk. As part of this policy the asset liability committee, or ALCO, establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, the ALCO focuses on ensuring a stable and steadily increasing flow of net interest income through  managing the size and mix of the balance sheet. The management of interest rate risk is an active process which encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

An asset sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate higher net interest income, as rates earned on our interest-earning assets would reprice upward more quickly than rates paid on our interest-bearing liabilities, thus expanding our net interest margin. Conversely, a liability sensitive position refers to a balance sheet position in which an increase in short-term interest rates is expected to generate lower net interest income, as rates paid on our interest-bearing liabilities would reprice upward more quickly than rates earned on our interest-earning assets, thus compressing our net interest margin.

Interest rate risk measurement  is calculated and reported to the ALCO at least quarterly.  The information reported  includes period-end results and identifies any policy limits exceeded, along with an assessment of the policy limit breach and the action plan and timeline for resolution, mitigation, or assumption of the risk.

Evaluation of Interest Rate Risk

We use income simulations,  an analysis of core funding utilization, and economic value of equity (EVE) simulations  as our primary tools in measuring and managing IRR.  These tools are utilized to quantify the potential earnings impact of changing interest rates over a two year simulation horizon (income simulations)  as well as identify expected earnings trends given longer term rate cycles (long term simulations, core funding utilizations, and EVE simulation).  A standard gap report and funding matrix will also be utilized to provide supporting detailed information on the expected timing of cashflow and repricing opportunities.

There are an infinite number of potential interest rate scenarios, each of which can be accompanied by differing economic/political/regulatory climates; can generate multiple differing behavior patterns by markets, borrowers,  depositors,  etc.; and, can last for varying degrees of time. Therefore, by definition, interest rate risk sensitivity cannot be predicted with certainty.  Accordingly, the Bank’s interest rate risk measurement  philosophy focuses on maintaining an appropriate balance between theoretical and practical scenarios; especially given the primary objective of the Bank’s overall asset/liability management process is to facilitate meaningful strategy development  and implementation.

Therefore, we model a set of interest rate scenarios capturing the financial effects of a range of plausible rate scenarios, the collective impact of which will enable the Bank to clearly understand the nature and extent of its sensitivity to interest rate changes. Doing so necessitates an assessment of rate changes over varying time horizons and of varying/sufficient degrees such that the impact of embedded options within the balance sheet are sufficiently examined.

We use a net interest income simulation  model to measure and evaluate potential changes in our net interest income. We run three standard and plausible comparing  current or flat rates with a +/- 200 basis point ramp in rates over 12 months. These rate scenarios are considered appropriate as they are neither too modest (e.g. +/- 100 basis points) or too extreme (e.g. +/- 400 basis points) given the economic and rate cycles which have unfolded in the last 25 years. This analysis also provides the foundation for historical tracking of interest rate risk.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2019 and December 31, 2018 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Shock in basis points)	+200	-100	+200	-100
September 30, 2019	5.50%	-1.90%	6.90%	0.00%
December 31, 2018	4.53%	-3.12%	2.07%	-5.68%

We also model the impact of rate changes on our Economic Value of Equity, or EVE. We base the modeling of EVE based on interest rate shocks as shocks are considered more appropriate for EVE, which accelerates future interest rate risk into current capital via a present value calculation  of all future cashflows from the bank’s existing inventory of assets and liabilities. Our simulation  model incorporates interest rate shocks of +/- 100, 200, and 300 basis points. The results of the model are presented in the table below:

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
September 30, 2019	5.60%	7.00%	5.70%	-5.60%
December 31, 2018	-2.70%	-0.10%	1.20%	-3.00%

Our simulation  model incorporates various assumptions, which we believe are reasonable but which may have a significant impact on results such as: (i) the timing of changes in interest rates; (ii) shifts or rotations in the yield curve; (iii) re-pricing characteristics for market-rate-sensitive instruments; (iv) varying loan prepayment speeds for different interest rate scenarios; and (v) the overall growth and mix of assets and liabilities. Because of limitations  inherent in any approach used to measure interest rate risk, simulation results are not intended as a forecast of the actual effect of a change in market interest rates on our results but rather as a means to better plan and execute appropriate asset-liability management strategies and manage our interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2019.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s  rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2019, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a‑15 or 15d‑15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2019 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in the Final Prospectus.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In October 2019, the Company completed the initial public offering of its common stock pursuant to a registration statement on Form S‑1 (File No. 333‑233625), which was declared effective by the SEC on October 2, 2019.  The Company sold 1,224,513 shares of its common stock at a public offering price of $13.50 per share in the offering, including 224,513 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares on October 30, 2019, for an aggregate price of approximately $16.5 million and certain selling stockholders sold 939,000 shares in the offering.  The Company received net proceeds of approximately $14.0 million, after deducting underwriting discounts and commissions of approximately $1.1 million and expenses of approximately $1.4 million.  None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Keefe, Bruyette & Woods and Raymond James & Associates, Inc. acted as the joint book-running managers for the offering and Hovde Group, LLC acted as co-manager for the offering.  The offering commenced on September 24, 2019 and did not terminate until the sale of all of the shares offered.

There has been no material change in the planned use of proceeds from our initial public offering as described in the Final Prospectus filed, pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1

Restated Articles of Incorporation of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625)

3.2	Amended and Restated Bylaws of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive XBRL Financial Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: November 8, 2019	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: November 8, 2019	By:	/s/ Farid Tan
Farid Tan
President and Chief Financial Officer