Form 10-K
period 2019-12-31
MetroCity Bankshares, Inc.
filed 2020-03-19
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-39068

METROCITY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	47‑2528408
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5114 Buford Highway Doraville, Georgia	30340
(Address of principal executive offices)	(Zip Code)

(770) 455‑4989

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
Common Stock, par value $0.01 per share	MCBS	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

The registrant closed the initial public offering of its common stock on October 7, 2019. Accordingly, as of June 30, 2019, there was no public trading market for the registrant’s common stock.

As of March 13, 2020, the registrant had 25,529,891 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2019.

METROCITY BANKSHARES, INC.

2019 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations,  estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this annual report and the following:

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
•

changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;

•	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
•	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
•	our ability to successfully execute our business strategy to achieve profitable growth;

•	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
•	our focus on small and mid-sized businesses;
•	our ability to manage our growth;
•	our ability to increase our operating efficiency;
•	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
•	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
•	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
•	a large percentage of our deposits are attributable to a relatively small number of customers;
•	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
•	the makeup of our asset mix and investments;
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

•	changes in the scope and cost of FDIC insurance and other coverage;
•	changes in our accounting standards;
•	changes in tariffs and trade barriers;
•	changes in federal tax law or policy; and
•	other risks and factors identified in this Form 10-K under the heading “Risk Factors”.

The foregoing factors should not be construed  as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10-K. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this Annual Report on Form 10-K. In addition, our past results of operations are not necessarily indicative of our future results. You should not rely on any forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made, as predictions of future events. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business

Our Company

We are MetroCity Bankshares, Inc. (the “Company”), a bank holding company incorporated in 2014 and headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006 (the “Bank”). We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and

Virginia. As of December 31, 2019, we had total assets of $1.63 billion, total loans (including loans held for sale) of $1.24 billion, total deposits of $1.31 billion and total shareholders’ equity of $216.7 million.

We are a full-service commercial bank focused on delivering personalized service in an efficient and reliable manner to the small- to medium-sized businesses and individuals in our markets, predominantly Asian-American communities in growing metropolitan markets in the Eastern U.S. and Texas. We offer a suite of loan and deposit products tailored to meet the needs of the businesses and individuals already established in our communities, as well as first generation immigrants who desire to establish and grow their own businesses, purchase a home, or educate their children in the United States. Through our diverse and experienced management team and talented employees, we are able to speak the language of our customers and provide them with services and products in a culturally competent manner.

We have successfully grown our franchise since our founding primarily through de novo branch openings in vibrant, diverse markets where we feel our banking products and services will be well-received. We have a proven track record of opening these new branches in a disciplined, cost efficient manner, without compromising the quality of our customer service or our profitability. Our consistent expansion efforts have given us the know-how and expertise to lower the cost of opening and operating de novo branches, allowing each of these branches to quickly become profitable.

We have experienced tremendous asset growth in recent years, with total assets growing from $671.4 million at December 31, 2015 to $1.63 billion at December 31, 2019. Over the same period, we grew net income from $16.6 million for the year ended December 31, 2015 to $44.7 million for the year ended December 31, 2019.

We believe that our culturally familiar approach to banking, our tailored lending products, our branch network located in attractive Asian-American communities, and our highly replicable growth model have laid the foundation for achieving sustainable, profitable  growth.

On August 30, 2019, we effected a two-for-one split of our common stock in the form of a stock dividend, whereby each holder of our common stock received one additional share of common stock for each share owned as of the record date of August 15, 2019. The effect of the stock dividend on outstanding shares and per share figures has been retroactively  applied to all periods presented in this Annual Report on Form 10-K.

We completed an initial public offering of our common stock in October 2019 as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Our common stock is listed on the Nasdaq Global Select Market under the symbol “MCBS”.

Our Markets

We are located primarily in the Atlanta metropolitan area with our headquarters in Doraville, Georgia. Our 19 full-service branch locations in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia are located in growing multi-ethnic communities. Additionally, we continue to monitor attractive markets where we would like to expand our presence.

Lending Activities

We maintain a diversified loan portfolio based on the type of customer (i.e., businesses compared to individuals), type of loan product (e.g., construction and development loans, commercial real estate loans (both owner occupied and non-owner occupied), commercial and industrial loans, residential mortgage loans, SBA loans, etc.), geographic location and industries in which our business customers are engaged (e.g., retail, hospitality,  etc.). We principally focus our lending activities on loans that we originate from borrowers located in our market areas. We seek to be the premier provider of lending products to the small to medium-sized businesses and individual borrowers in the communities that we serve. Lending activities primarily originate from the relationships and efforts of our bankers, with an emphasis on providing banking solutions tailored to meet our customers’ needs while maintaining our underwriting standards.

The sections below discuss our general loan categories. As of December 31, 2019 and 2018, our loan portfolio consisted of the following:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and Development	$31,739	2.7%	$42,718	3.7%
Commercial Real Estate	424,950	36.5	396,598	34.6
Commercial and Industrial	53,105	4.6	33,100	2.9
Residential Real Estate	651,645	56.0	670,341	58.5
Consumer and other	1,768	0.2	2,957	0.3
Gross loans	$1,163,207	100.0	$1,145,714	100.0
Less unearned income	(2,045)		(2,139)
Total loans held for investment	$1,161,162		$1,143,575

Construction and Development Loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction. As of December 31, 2019, the outstanding balance of our construction and development loans was $31.7 million, or 2.7%, of our total loan portfolio, compared to $42.7 million, or 3.7%, of our total loan portfolio at December 31, 2018. As of December 31, 2019, $20.3 million, or 64.2%, of construction and development loans were for the construction of hotels and restaurants; $5.4 million, or 17.0%, were for the construction of office buildings and commercial rental properties; and the remaining $6.0 million, or 18.8%, were loans distributed amongst various industries and sectors.

Interest reserves are generally established on real estate construction loans. These loans carry a fixed interest rate and have maturities of less than 18 months. Our loan-to-value, or LTV, policy limit for our construction and development loans is 65%. Additionally, we impose limits on the total dollar amount of our construction and development loans, where the loans may not exceed 100% of our total Bank capital at any point in time. As of December 31, 2019, we were in compliance with this portfolio limit. The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. Advances on construction loans are made relative to the overall percentage of completion on the project in an effort to remain adequately secured.

We had $1.4 million of construction and development loans on nonaccrual status as of December 31, 2019. As of December 31, 2018, no construction and development loans were classified as nonaccrual.

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate loans made up $425.0 million, or 36.5%, of our total portfolio at December 31, 2019, compared to $396.6 million, or 34.6%, of our total loan portfolio as of December 31, 2018. As of December 31, 2019, $349.7 million, or 82.3%, of our commercial real estate loans were secured by owner occupied properties and the remaining $75.3 million, or 17.7%, of loans in this category were secured by non-owner occupied properties. Within our commercial real estate loans, $118.8 million, or 28.0%, were to hotels and restaurants; $99.2 million, or 23.4%, were made to wholesalers or retailers; $89.9 million, or 21.1%, were to general service business; $82.1 million, or 19.3%, were to commercial rental properties; and the remaining $35.0 million, or 8.2%, were distributed amongst various sectors and industries.

Commercial real estate lending typically involves higher loan principal amounts relative to our other lending products, and the repayment is dependent, in large part, on sufficient cash flow from the properties securing the loans. We believe our management team and board of directors has put in place comprehensive and robust underwriting guidelines, and takes a conservative approach to commercial real estate lending, focusing on what we believe to be high quality credits with low LTV ratios and income-producing properties with strong cash flow characteristics, and strong collateral profiles.

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain a personal guarantee  from responsible parties. Our commercial real estate loans are secured by a wide variety of property types, such as retail operations, hospitality, specialty service operations and warehouses for wholesale distribution. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions which allow us to call the loan after three to five years. Adjustable-rate loans are generally based on the WSJPR or LIBOR, and as of December 31, 2019, most of our loans were based on WSJPR. At December 31, 2019, approximately 27.6% of the commercial real estate loan portfolio consisted of fixed rate loans. Our conventional commercial real estate loans, or non-SBA guaranteed commercial real estate loans, carried a weighted average maturity of 6.38 years as of December 31, 2019. Loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price depending on the property appraisals we utilize. Our LTV policy limits are 85% for commercial real estate loans. In addition, we limit our lending on non-owner occupied commercial real estate to 100% of total bank capital.

The total balance of commercial real estate loans on nonaccrual status was $2.9 million and $3.3 million as of December 31, 2019 and 2018, respectively.

Commercial and Industrial Loans. We provide a mix of variable and fixed rate commercial and industrial loans. Commercial and industrial loans represented $53.1 million, or 4.6%, of our total loan portfolio as of December 31, 2019, compared to $33.1 million, or 2.9%, of our total loan portfolio at December 31, 2018. As of December 31, 2019, $32.4 million, or 61.1%, of our commercial and industrial loans were extended to businesses in warehousing, wholesale and retail trade; $7.7 million, or 14.6%, were loans made to hotels and restaurants; and the remaining $13.0 million, or 24.3%, of loans were distributed across various industries and sector. We had approximately $19,000 and $685,000 of commercial and industrial loans on nonaccrual status as of December 31, 2019 and 2018, respectively.

Our commercial and industrial loans are typically made to small and medium-sized businesses for working capital needs, business expansions and for trade financing. We extend commercial business loans on an unsecured and secured basis advanced for working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, short-term loans have maturities ranging from six months to one year, and “term loans” have maturities ranging from five to ten years. Loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower’s underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. When the borrower is a corporation, partnership or other entity, we typically require personal guarantees from significant equity holders. Our LTV policy limits on commercial and industrial loans range from a maximum LTV of 75% when secured by new machinery and equipment down to 5% when only secured by leasehold improvements.

We also provide trade finance related services to our customers such as domestic and international letters of credit, international collection (documents against acceptance and documents against payment) and export advice. We issue standby letters of credit on behalf of our customers to facilitate trade and other financial guarantees. The Bank has a correspondent relationship with banks in Korea, China and India. All trade finance related services are denominated in U.S. currency and all facilities are fully collateralized with no foreign exchange or credit exposure.

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business, and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, including tariffs, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive monitoring and servicing.

SBA Loans. A significant portion  of our commercial real estate portfolio consists of SBA loans. Our SBA loans are typically made to retail businesses including, car wash stations, grocery stores, poultry farms, warehouses, convenience stores, hospitality and service businesses, car dealers, beauty supplies, restaurants, and beer, wine, and liquor stores for acquisition of business properties, working capital needs and business expansions. Our SBA loans are typically secured by commercial real estate and can have any maturity up to 25 years. Depending on the loan amount, each loan is typically guaranteed 75% to 85% by the SBA, with a maximum gross loan amount  to any one small business borrower of $5 million and a maximum SBA guaranteed amount of $3.75 million.

As of December 31, 2019, our commercial real estate SBA portfolio, net of any sold portions, totaled $151.2 million. This represents an increase of $2.3 million when compared to the December 31, 2018 balance of $148.9 million. Of the balance outstanding at December 31, 2019, $20.9 million, or 13.8%, of the loans in this portfolio carried an SBA guarantee while the remaining $130.3 million, or 86.2%, of the portfolio was unguaranteed.

In addition, as part of our commercial and industrial loan product offering, we originate SBA loans to provide working capital and to finance inventory, equipment and machinery purchases and acquisitions. As of December 31, 2019 and 2018, the outstanding balance of our commercial and industrial SBA loans was $22.4 million and $18.5 million, respectively. Of the balance outstanding as of December 31, 2019, $4.6 million, or 20.8%, of our commercial and industrial SBA portfolio carried a guarantee from the SBA while the remaining $17.8 million, or 79.2%, of the portfolio was unguaranteed. We are willing to maintain higher LTVs on our SBA portfolio than the remainder of our commercial loans because the effect of the SBA guarantee is to lower overall risk.

We retain the servicing rights on the sold portions of the SBA loans we originate. As of December 31, 2019, we serviced $441.6 million in SBA loans for others, an increase of $10.4 million, or 2.4%, when compared to December 31, 2018. We recognized servicing income on SBA loans of $3.7 million, $3.1 million, and $4.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Residential Real Estate Loans. We originate mainly non-conforming residential mortgage loans through our branch network. As of December 31, 2019, the interest rate on our five-year adjustable rate mortgage was an initial rate of 5.25% in all of our markets. This product re-prices annually after the initial term based on the weekly average of the one year constant maturity treasury (CMT) plus a fixed spread. Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 70% of appraised value. In connection with such loans, we retain a valid first lien on real estate, obtain a title insurance policy that insures that the property is free from material encumbrances and require hazard insurance. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We take a comprehensive and conservative approach to our mortgage underwriting, allowing a maximum LTV ratio of 70%. As of December 31, 2019, we had $651.6 million of residential real estate loans, representing 56.0% of our total loan portfolio compared to $670.3 million, or 58.5%, of our total loan portfolio at December 31, 2018. Total residential mortgage loans held for sale increased $28.9 million, or 50.9%, to $85.8 million as of December 31, 2019 compared to December 31, 2018. Nonaccrual residential mortgage loans were $7.9 million and $1.7 million at December 31, 2019 and 2018, respectively.

We sell a portion of our non-conforming residential mortgage loans to third party investors. The loans are sold with no representation or warranties if the loan pays off early. During 2019, we originated $644.5 million of non-conforming residential mortgage loans and recorded sales to our investors of $520.1 million during this period. During 2018, we originated $716.1 million of non-conforming residential mortgage loans and sold $536.0 million to our investors. Total residential mortgage loans held for sale increased $28.9 million, or 50.9%, to $85.8 million as of December 31, 2019 as compared to December 31, 2018. Residential mortgage loans held for sale are sold with the servicing rights retained by the Bank. As of December 31, 2019, the amount of residential mortgage loans serviced for others grew to $1.17 billion representing an increase of $364.4 million, or 45.3%, when compared to December 31, 2018. We recognized servicing income on residential mortgage loans of $9.3 million, $12.0 million, and $8.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Consumer and Other Loans. These loans represent a small portion of our overall portfolio and primarily consist of purchased auto loan pools. These loans are underwritten by third parties, packaged then purchased by the Bank after a thorough evaluation  of the pool. Consumer loans carry a greater amount of risk and collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

During 2016, management elected to discontinue the purchasing of auto loan pools. As a result of this decision, the total consumer loan portfolio has decreased $1.8 million to $810,000 at December 31, 2019 from $2.6 million at December 31, 2018. There were no nonaccrual consumer and other loans in our portfolio as of  December 31, 2019 and 2018.

Other Products and Services

We offer banking products and services that are competitively priced with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, mobile banking solutions for iPhone and Android phones, including remote check deposit with mobile bill pay. We offer ATMs and banking by telephone, mail and personal appointment. We offer debit cards with no ATM surcharges or foreign ATM fees for checking customers, direct deposit, cashier’s checks, as well as treasury management services, wire transfer services and automated clearing house (“ACH”)  services.

We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes. Treasury management services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments. Cash management deposit products consist of remote deposit capture, positive pay, zero balance accounts and sweep accounts.

We evaluate our services on an ongoing basis, and will add or remove services based upon the perceived needs and financial requirements of our customers, competitive factors and our financial and other capabilities. Future services may also be significantly influenced by improvements and developments in technology and evolving state and federal laws and regulations.

Securities

We manage our securities portfolio to balance the market and credit risks of our other assets and the Bank’s liability structure, with a secondary focus of profitably deploying funds which are not needed to fulfill current loan demand, deposit redemptions or other liquidity purposes. Our investment portfolio is comprised primarily of U.S. government agency securities, mortgage-backed securities backed by government-sponsored entities, and taxable and tax exempt municipal securities.

Our investment policy is reviewed annually by our board of directors. Overall investment goals are established by our board of directors and members of our Asset-Liability Committee (“ALCO”). Day-to-day activities pertaining to the securities portfolio are conducted under the supervision of our Chief Executive Officer. During its quarterly ALCO meetings, the committee reviews the Bank’s investment portfolio for any significant changes or risks. We actively monitor our investments on an ongoing basis to identify any material changes in the securities. We also review our securities for potential other-than-temporary impairment at least quarterly.

Deposits

We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. Our ability to gather deposits, particularly core deposits, is an important aspect of our business and we believe core deposits are a significant driver of value as a cost efficient and stable source of funding to support our growth. As of December 31, 2019, we had $1.31 billion of total deposits with a total deposit cost of 1.69%. Of our total deposits as of December 31, 2019, $330.1 million, or 25.2%, of total deposits were held in demand deposit accounts.

As a bank focusing on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We consider a deposit relationship to be core by considering the following factors: (i) relationships with us (as a director or shareholder);  (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) loans and (vii) longevity of the relationship with us. We calculate core deposits by adding demand and savings deposits plus time deposits less than $250,000 plus deposits that are over $250,000 if such depositors meet the relationship criteria listed above. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2019, 97.1%, or $1.27 billion, of our deposits were considered core deposits.

While we are focused on growing our low-cost deposits, we also utilize brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing  from the Federal Home Loan Bank.

As of December 31, 2019, our fifteen largest depositor relationships totaled $67.4 million, or 5.2%, of total deposits. Our deposits with directors and affiliated entities totaled $5.0 million for the same period.

We operate in a highly competitive market. Competitors include other banks, credit unions, mortgage companies, personal and commercial financing companies, investment brokerage and advisory firms, mutual fund companies and insurance companies. Competitors range in both size and geographic footprint. We operate throughout Georgia and the Southeast, as well as New York, New Jersey, Texas, and Virginia. The Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, investment brokerage and financial advisory firms and mutual fund companies. The Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages.

Competitors include not only financial institutions based in Georgia, but also a number of large out-of-state and foreign banks, bank holding companies and other financial institutions that have an established market presence in Georgia or that offer internet-based products. Many of the Company's competitors are engaged in local, regional, national and international operations and have greater assets, personnel and other resources. Some of these competitors are subject to less regulation and/or more favorable tax treatment. Many of these institutions have greater resources, broader geographic markets and higher lending limits, and may offer services that the Company does not offer. In addition, these institutions may be able to better afford and make broader use of media advertising, support services, and electronic and other technology. To offset these potential competitive disadvantages, the Company depends on its reputation for superior service, ability to make credit and other business decisions quickly, and the delivery of an integrated distribution of traditional branches and bankers, with digital technology.

Liquidity

Our deposit base consists primarily of business accounts and deposits from the principals of such businesses. As a result, we have many depositors with balances over $250,000. We manage liquidity based upon factors that include the amount of core deposit relationships as a percentage of total deposits, net loans to total deposits, the level of diversification of our funding sources, the allocation and amount of our deposits among deposit types, the short-term funding sources used to fund assets, the amount of non-deposit funding used to fund assets such as fed funds and account receivables, the availability of unused funding sources, off-balance sheet obligations, the availability of assets to be readily converted into cash without undue loss, the amount of cash and liquid securities we hold, and the re-pricing characteristics and maturities of our assets when compared to the re-pricing characteristics of our liabilities and other factors.

We evaluate our net loans to total assets and net loans (excluding loans held for sale) to total deposit ratios as a method to monitor our liquidity position. Our board of directors has limited our net loans to a maximum of 85% of total assets and our net loans to a maximum of 110% of total deposits. As of December 31, 2019, our net loans were 70.7% of total assets and net loans were 88.3% of total deposits. As of December 31, 2018, our net loans were 79.4% of total assets and net loans were 91.4% of total deposits. We were in compliance with both limits for each period presented.

Employees

As of December 31, 2019, we had approximately 208 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Corporate Information

Our principal executive offices are located at 5114 Buford Highway, Doraville, Georgia 30340, and our telephone number at that address is (770) 455-4989. Our website address is www.metrocitybank.bank. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Regulation and Supervision

General

We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations  that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company’s and the Bank’s business. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations,  and the impact such changes may have on us and the Bank, are difficult to predict. In addition, bank regulatory  agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or the Bank. Changes in applicable laws, regulations or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and the Bank’s business, operations, and earnings. Supervision and regulation of banks, their holding companies and affiliates is intended primarily for the protection of depositors and customers, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”), and the U.S. banking and financial system rather than holders of our capital stock.

Regulation of the Company

We are registered as a bank holding company with the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). As such, we are subject to comprehensive supervision and regulation  by the Federal Reserve and are subject to its regulatory reporting requirements. Federal law subjects bank holding companies, such as the Company, to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement  actions for violations of laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

Activity Limitations. Bank holding companies are generally restricted to engaging in the business of banking, managing or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

Source of Strength Obligations. A bank holding company is required to act as a source of financial and managerial  strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository  institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress.

Acquisitions. The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Georgia or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country,  or that in any other manner would be in restraint  of trade, unless the anticompetitive effects of the proposed  transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community  to be served. The Federal Reserve is also required to consider: (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the Community Reinvestment Act, further described below; and (4) the effectiveness of the companies in combatting money laundering.

Change in Control. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval  of banking regulators. Under the federal Change in Bank Control  Act and the regulations  thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company,  and the FDIC  before acquiring control of the Bank. Upon receipt of such notice, the bank regulatory  agencies may approve or disapprove  the acquisition.  The Change in Bank Control  Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company  may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements  when acquiring shares of our stock.

Sarbanes-Oxley Act of 2002. As a public company that files periodic reports with the SEC, under the Exchange Act, the Company is subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), which addresses, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees. Our policies and procedures are designed to comply with the requirements of the Sarbanes-Oxley Act.

Corporate Governance. The Dodd-Frank Act addresses many investor protections, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee  members; and (3) requires companies listed on national  securities exchanges to adopt incentive-based compensation claw-back policies for executive officers.

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit  incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the Federal Reserve and the FDIC also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2019, these rules have not been implemented.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Shareholder Say-On-Pay Votes. The Dodd-Frank Act requires public companies to take shareholders’ votes on proposals addressing compensation (known as say-on-pay), the frequency of a say-on-pay vote, and the golden parachutes available to executives in connection with change-in-control transactions. Public companies must give shareholders the opportunity to vote on the compensation at least every three years and the opportunity to vote on frequency at least every six years, indicating whether the say-on-pay vote should be held annually, biennially, or triennially. The say-on-pay, the say-on-parachute and the say-on-frequency votes are explicitly nonbinding and cannot override a decision of our board of directors.

Other Regulatory Matters. We and our subsidiaries are subject to oversight by the SEC, the Financial Industry  Regulatory Authority, (“FINRA”), the PCAOB, the Nasdaq Stock Market and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

Capital Requirements

The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description  of the relevant provisions of these capital rules and their potential  impact on our capital levels.

The Bank is subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components  of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly  average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.

In addition, as of January 1, 2019, the capital rules require a capital conservation buffer of 2.5%, constituted of CET1, above each of the minimum capital ratio requirements  (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

The Federal Deposit Insurance  Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository  institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.  FDICIA generally prohibits  a depository  institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered  deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee  any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions  and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted  regulations  establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at December 31, 2019, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•	6.5% CET1 to risk-weighted assets;
•	8.0% Tier 1 capital to risk-weighted assets;
•	10.0% Total capital to risk-weighted assets; and
•	5.0% leverage ratio.

As of December 31, 2019 and 2018, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic  Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company  was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. The Federal Reserve may however, require smaller bank holding companies subject to the Policy Statement to maintain certain minimum capital levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

On October 29, 2019, the federal banking agencies issued a final rule to simplify the regulatory  capital requirements for eligible banks and holding companies with less than $10 billion in consolidated assets that opt into the Community Bank Leverage Ratio (“CBLR”)  framework, as required by Section 201 of the Economic Growth, Relief and Consumer Protection Act (the “Regulatory Relief Act”). A qualifying community banking organization that exceeds the CBLR threshold would be exempt from the agencies’ current capital framework, including the risk-based capital requirements and capital conservation buffer described above, and would be deemed well-capitalized under the agencies’ prompt corrective action regulations.

The Regulatory Relief Act defines a “qualifying community banking organization” as a depository institution or depository institution holding company with total consolidated assets of less than $10 billion. Under the final rule, if a qualifying community banking organization elects to use the CBLR framework, it will be considered “well-capitalized” so long as its CBLR is greater than 9%. The CBLR framework will first be available for banking organizations, such as the Bank, to use in its March 31, 2020 regulatory reports.

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting  standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable.  For SEC reporting companies with emerging growth company designation  and December 31 fiscal-year ends, such as the Company, CECL will become effective beginning with the first quarter of 2023.

Payment of Dividends

We are a legal entity separate and distinct from the Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from the Bank. We are a legal entity separate and distinct from the Bank and our other subsidiaries. Our primary source of cash, other than securities offerings, is dividends from the Bank. Under the laws of the State of Georgia, we, as a business corporation, may declare and pay dividends in cash or property unless the payment or declaration would be contrary to restrictions contained in our Articles of Incorporation, or unless, after payment of the dividend, we would not be able to pay our debts when they become due in the usual course of our business or our total assets would be less than the sum of our total liabilities. In addition, we are also subject to federal regulatory capital requirements that effectively limit the amount of cash dividends that we may pay.

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations  limit the amount  of dividends that the Bank and our non-bank subsidiaries may pay. The Bank is a Georgia bank. Under the regulations  of the GA DBF, a Georgia bank must have approval  of the GA DBF to pay cash dividends if, at the time of such payment:

•	the ratio of Tier 1 capital to adjusted total assets is less than 6 percent;
•

the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50 percent of its net after-tax profits before dividends for the previous calendar year; or

•	its total classified assets in its most recent regulatory examination exceeded 80 percent of its Tier 1 capital plus its allowance for loan and lease losses.

The Georgia Financial  Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of the foregoing restrictions, the Bank may be required to seek approval  from the GA DBF to pay dividends.

In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound  practice and to prohibit payment thereof. The FDIC and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsound and unsafe banking practice. The FDIC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings. Prior approval by the FDIC is required if the total of all dividends declared by a bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent  relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Regulation of the Bank

The Bank is subject to comprehensive supervision and regulation by the FDIC and is subject to its regulatory  reporting requirements. The Bank also is subject to certain Federal Reserve regulations. In addition, as discussed in more detail below, the Bank and any other of our subsidiaries that offer consumer financial products and services are subject to regulation and potential supervision by the CFPB. Authority to supervise and examine the Company and the Bank for compliance with federal consumer laws remains largely with the Federal Reserve and the FDIC, respectively. However, the CFPB may participate in examinations on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. The CFPB also may participate in examinations of our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce certain federal consumer financial protection rules adopted  by the CFPB.

Broadly, regulations applicable to the Bank include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; the disclosure of the costs and terms of such credit; requirements to maintain reserves against deposits and loans; limitations on the types of investment that may be made by the Bank; and requirements governing risk management practices. The Bank is permitted under federal law to branch on a de novo basis across state lines where the laws of that state would permit a bank chartered by that state to open a de novo branch.

Transactions with Affiliates and Insiders. The Bank is subject to restrictions on extensions of credit and certain other transactions between the Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and the Company and all of its nonbank affiliates combined are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as the Bank, to their directors, executive officers and principal shareholders.

Reserves. Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily NOW and regular checking accounts. For 2019, the first $16.3 million of covered balances are exempt from these reserve requirements, aggregate balances between $16.3 million and $124.2 million are subject to a 3% reserve requirement, and aggregate balances above $124.2 million are subject to a reserve requirement of $3,237,000 plus 10% of the amount over $124.2 million. These reserve requirements are subject to annual adjustment by the Federal Reserve.

FDIC Insurance Assessments and Depositor Preference. The Bank’s deposits are insured by the FDIC’s DIF up to the limits under applicable law, which currently are set at $250,000 per depositor, per insured bank, for each account ownership category. The Bank is subject to FDIC assessments for its deposit insurance. The FDIC calculates quarterly deposit insurance assessments based on an institution’s average total consolidated assets less its average tangible equity, and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In addition, the Bank was subject to quarterly assessments by the FDIC to pay interest on Financing Corporation (“FICO”) bonds, ending the first quarter of 2019.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

Standards for Safety and Soundness. The Federal Deposit Insurance Act requires the federal bank regulatory  agencies to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing  Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Anti-Money Laundering. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act, and its implementing regulations adopted by FinCen, a bureau of the U.S. Department of the Treasury, requires financial institutions to establish anti-money laundering programs with minimum standards that include:

•	the development of internal policies, procedures, and controls;
•	the designation of a compliance officer;

•	an ongoing employee training program; and
•	an independent audit function to test the programs.

In addition, FinCEN issued rules that became effective on May 11, 2018, that require, subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers.

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

Economic Sanctions. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated  Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act (“CRA”), which imposes a continuing and affirmative obligation,  consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The FDIC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities. Following the enactment of the Gramm-Leach-Bliley Act (“GLB”),  CRA agreements with private parties must be disclosed and annual CRA reports must be made to a bank’s primary federal regulator. Federal CRA regulations  require, among other things, that evidence of discrimination against applicants  on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

Privacy and Data Security. The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial  institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused.

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by the Bank, including new rules respecting the terms of credit cards and of debit card overdrafts;
•	govern the Bank’s disclosures of credit terms to consumer borrowers;
•	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
•	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•	govern the manner in which the Bank may collect consumer debts; and
•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage Regulation. The CFPB adopted a rule that implements the ability-to-repay and qualified mortgage provisions of the Dodd-Frank Act (the “ATR/QM rule”), which requires lenders to consider, among other things, income, employment  status, assets, payment amounts, and credit history before approving  a mortgage, and provides a compliance “safe harbor” for lenders that issue certain “qualified mortgages.” The ATR/QM rule defines a “qualified mortgage” to have certain specified characteristics, and generally prohibit loans with negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years from being qualified mortgages. The rule also establishes general underwriting criteria for qualified mortgages, including that monthly payments be calculated based on the highest payment that will apply in the first five years of the loan and that the borrower have a total debt-to-income ratio that is less than or equal to 43%. While “qualified mortgages” will generally be afforded safe harbor status, a rebuttable presumption of compliance with the ability-to-repay requirements will attach to “qualified mortgages” that are “higher priced mortgages” (which are generally subprime loans). In addition, the securitizer of asset-backed securities must retain not less than 5 percent of the credit risk of the assets collateralizing the asset-backed securities, unless subject to an exemption for asset-backed securities that are collateralized exclusively by residential mortgages that qualify as “qualified residential mortgages.”

The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers;  providing delinquent borrowers  access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs),  periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.

Non-Discrimination Policies. The Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act (the “ECOA”) and the Fair Housing Act (the “FHA”), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice (the “DOJ”),  and the federal bank regulatory  agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including, but not limited to, the material risks described below.  Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results.  The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock.

In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” beginning on page 3 of this Annual Report.

Risks Related to Our Business

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of Alabama, Florida, Georgia, New Jersey, New York, Texas and Virginia. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower  repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years, there has been a gradual improvement  in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets. However, economic growth has been uneven, and opinions vary on the strength and direction of the economy. Uncertainties also have arisen regarding the potential for a reversal or renegotiation of international trade agreements and tariffs under the current administration, and the impact such actions and other policies of any new administration may have on economic and market conditions. In addition, concerns about the performance of international economies, especially in Europe and emerging markets, and economic conditions in Asia can impact the economy and financial markets here in the United States and can impact our customer base, especially the segment of our business that is directly or indirectly supported by foreign trade. If the national, regional and local economies experience worsening economic conditions, including high levels of unemployment, our growth and profitability could be constrained. Weak economic conditions are characterized by, among other indicators, deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity. All of these factors are generally detrimental  to our business. Our business is significantly affected by monetary and other regulatory policies of the U.S. federal government, its agencies and government-sponsored entities. Changes in any of these policies are influenced by macroeconomic conditions and other factors that are beyond our control, are difficult to predict and could have a material adverse effect on our business, financial position, results of operations and growth prospects.

We face strong competition from financial services companies and other companies that offer commercial and retail banking services, which could harm our business.

Many of our competitors offer the same, or a wider variety of, the banking and related financial services we offer within our market areas. These competitors include national banks, regional banks and other community banks, including banks similar to us that primarily serve distinct or multi-ethnic communities. We also face competition from many other types of financial institutions, including savings associations, finance companies, brokerage  firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. Additionally, we face growing competition from so-called “online businesses” with few or no physical locations, including online banks, lenders and consumer, commercial and mortgage lending platforms, as well as automated retirement and investment service providers. Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to offer competitive products  and services, our business may be negatively affected. Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions or are not subject to increased supervisory oversight arising from regulatory examinations. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services and they may be subject to lower regulatory costs.

New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our business, results of operations and financial condition.

Increased competition  in our markets may result in reduced loans, deposits and commissions and brokers’ fees, gains on sales, servicing fees, as well as reduced net interest margin and profitability. Ultimately,  we may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and mortgage loan customers and expand our sales market for such loans, we may be unable to continue to grow our business, and our financial condition  and results of operations may be adversely affected.

Fluctuations in interest rates may impact net interest income and otherwise negatively impact our financial condition and results of operations.

Shifts in short-term interest rates may impact net interest income, which is the principal component of our earnings. Net interest income is the difference between the amounts  received by us on our interest-earning assets and the interest paid by us on our interest-bearing liabilities. When interest rates rise, the rate of interest we receive on our assets, such as loans, rises more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to increase. When interest rates decrease, the rate of interest we receive on our assets, such as loans, declines more quickly than the rate of interest that we pay on our interest-bearing liabilities, such as deposits, which may cause our profits to decrease. Changes in interest rates could influence our ability to originate loans and deposits. Historically, there has been an inverse correlation between the demand for loans and interest rates. Loan origination volume usually declines during periods of rising or high interest rates and increases during periods of declining or low interest rates. For example, mortgage production historically, including refinancing activity, declines in rising interest rate environments.

Interest rate increases often result in larger payment requirements for our borrowers, which increases the potential  for default. At the same time, the marketability of any underlying property that serves as collateral for such loans may be adversely affected by any reduced demand resulting from higher interest rates. In addition, an increase in interest rates that adversely affects the ability of borrowers  to pay the principal or interest on loans may lead to an increase in nonperforming assets and a reduction  of income recognized, which could have a material adverse effect on our results of operations and cash flows. Further, when we place a loan on nonaccrual status, we reverse any accrued but unpaid interest receivable, which decreases interest income. Subsequently,  we continue to have a cost to fund the loan, which is reflected as interest expense, without any interest income to offset the associated funding expense. Thus, an increase in the amount of nonperforming assets would have an adverse impact on net interest income.

Changes in interest rates also can affect the value of loans, securities and other assets. Rising interest rates will result in a decline in value of the fixed-rate debt securities we hold in our investment securities portfolio. The unrealized losses resulting from holding these securities would be recognized in accumulated other comprehensive income and reduce total shareholders’ equity. Unrealized losses do not negatively impact our regulatory capital ratios. However, tangible common equity and the associated ratios would be reduced. If debt securities in an unrealized loss position are sold, such losses become realized and will reduce our regulatory capital ratios.

Interest rates on our outstanding financial instruments might be subject to change based on regulatory developments, which could adversely affect our revenue, expenses, and the value of those financial instruments.

LIBOR and certain other “benchmarks” are the subject of recent national, international, and other regulatory  guidance and proposals  for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial  Conduct  Authority, which regulates LIBOR,  publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It is unclear whether, at that time, LIBOR will cease to exist or if new methods of calculating LIBOR will be established. If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates.

Our adjustable-rate commercial real estate loans are generally based on the Wall Street Journal Prime Rate (WSJPR) or London Interbank Offered Rate (LIBOR), and as of December 31, 2019, most of our loans were based on WSJPR. However, we may not be able to successfully eliminate all loans tied to LIBOR prior to 2022. Even with “fallback” provisions contained within remaining LIBOR tied loans, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through  deposits, borrowings, the sale of loans and/or  investment securities and through other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff.  If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income.

Other primary sources of funds consist of cash from operations, investment maturities and sales, sale of loans and proceeds from the issuance and sale of our equity securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts  adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations  about the prospects for the financial services industry.

Any decline in available funding could adversely impact our ability to continue to implement our strategic plan, including our ability to originate loans, invest in securities, meet our expenses, or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

Our business depends on our ability to successfully manage credit risk.

The operation of our business requires us to manage credit risk. As a lender, we are exposed to the risk that our borrowers  will be unable to repay their loans according to their terms, and that the collateral securing repayment  of their loans, if any, may not be sufficient to ensure repayment.  In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our bankers follow those standards. The weakening of these standards for any reason, such as an attempt  to attract  higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to changes in economic or any other conditions affecting borrowers and the quality of our loan portfolio,  may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our ALL each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition  or results of operations.

An important feature of our credit risk management system is our use of an internal credit committee which identifies, measures, monitors and mitigates existing and emerging credit risk of our customers. As this process involves detailed analysis of the customer or credit risk, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising judgment, our credit committee may not always be able to assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating and control system. Although our management seeks to address possible credit risk proactively, it is possible that the credit risk rating and control system will not identify credit risk in our loan portfolio and that we may fail to manage credit risk effectively.

Some of our tools and metrics for managing credit risk and other risks are based upon our use of observed historical market behavior and assumptions. We rely on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, grading loans and extending credit, measuring interest rates and other market risks, estimating losses, assessing capital adequacy and calculating regulatory capital levels, as well as estimating the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that our business decisions based on information incorporating such models will be adversely affected due to the inadequacy of that information. Moreover, our models may fail to predict future risk exposures if the information used in the model is incorrect, obsolete or not sufficiently comparable to actual events as they occur, or if our model assumptions  prove incorrect. We seek to incorporate appropriate historical data in our models, but the range of market values and behaviors reflected in any period of historical data is not at all times predictive of future developments in any particular period and the period of data we incorporate into our models may turn out to be inappropriate for the future period being modeled. In such case, our ability to manage risk would be limited and our risk exposure and losses could be significantly greater than our models indicated.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2019, approximately 95.3% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental  statutes, regulations and policies and acts of nature. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require us to incur substantial expenses to address unknown  liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

At December 31, 2019, we had $509.8 million of commercial loans, consisting of $31.7 million of construction and development loans, $425.0 million of commercial real estate loans, and $53.1 million of commercial and industrial loans for which real estate may not the primary source of collateral. Included in our commercial loan balance is $173.6 million of SBA loans. Commercial loans represented approximately 43.8% of our total loan portfolio at December 31, 2019. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment  from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential mortgage loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans which may be considered less liquid and more risky.

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans, which are typically considered to have a higher degree of risk and are less liquid than conforming residential mortgage loans. We attempt to address this enhanced risk through our underwriting process, including requiring larger down payments and, in some cases, six months principal, interest, taxes and insurance reserves for individuals with no credit score.

We also have significant concentration in our residential mortgage loan secondary sale market, as a substantial portion  of our non-conforming residential mortgage loans over the past two years have been sold to a small number of financial institutions. Although we are taking steps to reduce our dependence on those financial institutions and are attempting to expand the number of financial institutions to which we sell our non-conforming residential mortgage loans, we may not be successful expanding our sales market for our non-conforming residential mortgage loans. Additionally, if we lose any of these financial institutions, our resale market may decline and we may not be able to sell our non-conforming residential mortgage loans at our current volume, which will significantly decrease our non-interest income as well as limit the number of non-conforming residential mortgage loans we can put on our books without excess interest rate risk. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other financial institutions may change from time to time, which could result in a lower volume of corresponding loan originations. In addition, when we sell the non-conforming residential mortgage loans, we are required to make certain representations and warranties to the purchaser regarding such loans. Under those agreements, we may be required to repurchase the non-conforming residential mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. Additionally, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

Small Business Administration lending is an important part of our business. Our SBA lending program is dependent upon the U.S. federal government, and we face specific risks associated with originating SBA loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans more efficiently. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee  provided by the federal government  on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts  authorized by Congress or funding for the SBA program may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, results of operations and financial condition.

The SBA’s 7(a) Loan Program  is the SBA’s primary program for helping start-up and existing small businesses, with financing guaranteed for a variety of general business purposes. Typically, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating  these loans or selling them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated,  funded or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain  reserves or loss allowances for such potential  claims and any such claims could materially and adversely affect our business, financial condition or results of operations.

The laws, regulations and standard operating  procedures that are applicable to SBA loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation  greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to SBA loans could adversely affect our ability to operate profitably.

The non-guaranteed portion of SBA loans that we retain on our balance sheet as well as the guaranteed portion of SBA loans that we sell could expose us to various credit and default risks.

We originated $155.0 million and $121.0 million of SBA loans for the year ended December 31, 2019 and 2018, respectively. We sold $118.4 million and $93.3 million for the year ended December 31, 2019 and 2018, respectively, of the guaranteed portion of our SBA loans. We generally retain the non-guaranteed portions of the SBA loans that we originate. Consequently, as of December 31, 2019, we held $173.6 million of SBA loans on our balance sheet, $148.1 million of which consisted of the non-guaranteed portion of SBA loans and $25.5 million, or 14.7%, consisted of the guaranteed portion of SBA loans. The non-guaranteed portion of SBA loans have a higher degree of credit risk and risk of loss as compared to the guaranteed portion of such loans. We generally retain the non-guaranteed portions of the SBA loans that we originate and sell, and to the extent the borrowers of such loans experience financial difficulties, our financial condition and results of operations would be adversely impacted.

When we sell the guaranteed portion of SBA loans in the ordinary course of business, we are required to make certain representations and warranties to the purchaser about the SBA loans and the manner in which they were originated.  Under these agreements, we may be required to repurchase  the guaranteed portion of the SBA loan if we have breached any of these representations or warranties, in which case we may record a loss. In addition, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We expect that gains on the sale of U.S. government guaranteed loans will comprise a meaningful component of our revenue. The gains on such sales recognized for the year ended December 31, 2019 and 2018 were $5.4 million and $4.6 million, respectively. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed portion of the loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent  third party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.

We have grown our consolidated assets from $671.4 million as of December 31, 2015 to $1.63 billion as of December 31, 2019, and our deposits from $562.9 million as of December 31, 2015 to $1.31 billion as of December 31, 2019. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well as on other factors beyond our control, such as national, regional and local economic conditions  and interest rate trends.

The small and medium-sized businesses that we lend to may have fewer resources to weather adverse business developments, which may impair a borrower’s ability to repay a loan, and such impairment could adversely affect our results of operations and financial condition.

We concentrate our business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, frequently have smaller market shares than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience substantial volatility in operating  results, any of which may impair a borrower’s ability to repay a loan. In addition, the success of a small and medium-sized business often depends on the management talents and efforts of one or two people or a small group of people, and the death, disability or resignation of one or more of these people could have a material adverse impact on the business and its ability to repay its loan. If general economic conditions negatively impact the markets in which we operate or the markets in which our customers compete and small to medium-sized businesses are adversely affected or our borrowers are otherwise affected by adverse business developments, our business, financial condition  and results of operations may be adversely affected.

We may suffer losses in our loan portfolio despite our underwriting practices.

We mitigate the risks inherent in our loan portfolio by adhering to sound and proven underwriting practices, managed by experienced and knowledgeable credit professionals. These practices include analysis of a borrower’s prior credit history, financial statements, tax returns, and cash flow projections, valuations of collateral based on reports of independent  appraisers and verifications of liquid assets. Although we believe that our underwriting criteria is appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses.

Construction and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and development  loans, including land development  loans, comprised approximately  2.7% of our total loan portfolio as of December 31 2019, and such lending involves additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation  of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or occupancy or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating  history. In these loans, loan funds are advanced upon the security of the project under construction (which is of uncertain value prior to completion of construction) and the estimated operating cash flow to be generated by the completed project. Such properties  may not be sold or leased so as to generate the cash flow anticipated by the borrower. A general decline in real estate sales and prices across the United States or locally in the relevant real estate market, a decline in demand for residential or commercial real estate, economic weakness, high rates of unemployment, and reduced availability of mortgage credit, are some of the factors that can adversely affect the borrowers’ ability to repay their obligations  to us and the value of our security interest in collateral, and thereby adversely affect our results of operations and financial results.

Our deposit portfolio includes significant concentrations and a large percentage of our deposits are attributable to a relatively small number of clients.

As a commercial bank, we provide services to a number of clients whose deposit levels vary considerably and have some seasonality. Excluding brokered deposits, our fifteen largest depositor relationships accounted for approximately 5.2% of our deposits at December 31, 2019. These deposits can and do fluctuate substantially. The depositors are not concentrated in any industry or business. The loss of any combination of these depositors, or a significant decline in the deposit balances due to ordinary course fluctuations related to these customers’ businesses, would adversely affect our liquidity and require us to raise deposit rates to attract  new deposits, purchase federal funds or borrow funds on a short-term basis to replace such deposits. Depending on the interest rate environment and competitive factors, low cost deposits may need to be replaced with higher cost funding, resulting in a decrease in net interest income and net income. While these events could have a material impact on our results, we expect, in the ordinary course of business, that these deposits will fluctuate and believe we are capable of mitigating this risk, as well as the risk of losing one of these depositors, through  additional liquidity, and business generation  in the future. However, should a significant number of these customers leave, it could have a material adverse impact on us.

We use brokered deposits which may be an unstable and/or expensive deposit source to fund earning asset growth.

We use brokered deposits, as a source of funding to support our asset growth and augment deposits generated from our branch network, which are our principal source of funding. We have established policies and procedures with respect to the use of brokered deposits, which require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total assets and (ii) our asset liability committee monitors  our use of brokered  deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total assets. In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable. Additionally, if the Bank is no longer considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered  deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity.

Competition among U.S. banks for customer deposits is intense, may increase the cost of retaining current deposits or procuring new deposits, and may otherwise negatively affect our ability to grow our deposit base.

Any changes we make to the rates offered on our deposit products to remain competitive with other financial institutions may adversely affect our profitability and liquidity. Interest-bearing accounts earn interest at rates established by management based on competitive market factors. The demand for the deposit products we offer may also be reduced due to a variety of factors, such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, regulatory actions that decrease customer access to particular products, or the availability of competing products.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large degree, on the skills of our management team and our ability to retain, recruit and motivate key officers and employees. Our senior management team has significant industry experience, and their knowledge and relationships would be difficult to replace. Leadership  changes will occur from time to time, and we cannot predict whether significant resignations will occur or whether we will be able to recruit additional qualified personnel. Competition for senior executives and skilled personnel in the financial services and banking industry is intense, which means the cost of hiring, incentivizing and retaining skilled personnel may continue to increase. We need to continue to attract  and retain key personnel and to recruit qualified individuals to succeed existing key personnel to ensure the continued  growth and successful operation of our business. In addition, as a provider of relationship-based commercial banking services, we must attract  and retain qualified banking personnel to continue to grow our business, and competition  for such personnel can be intense. Our ability to effectively compete for senior executives and other qualified personnel by offering competitive compensation and benefit arrangements may be restricted by applicable banking laws and regulations  as discussed in “Item 1 – Business – Regulation and Supervision – Regulation of the Company – Incentive Compensation.” The loss of the services of any senior executive and, in particular Mr. Nack Paek, our Chairman and Chief Executive Officer and Executive Chairman of the Bank, Mr. Farid Tan, our Chief Executive Officer and Chief Financial  Officer of the Bank, and Mr. Howard  Kim, our President, Chief Lending Officer and Chief Operating Officer of the Bank, or other key personnel, or the inability to recruit and retain qualified personnel in the future, could have a material adverse effect on our business, financial condition  or results of operations. In addition, to attract and retain personnel with appropriate skills and knowledge to support  our business, we may offer a variety of benefits, which could reduce our earnings.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition, and could result in further losses in the future.

As of December 31, 2019, our nonperforming loans (which consist of nonaccrual loans, loans past due 90 days or more and still accruing interest and loans modified under troubled debt restructurings) totaled $14.7 million, or 1.26%, of our loan portfolio, and our nonperforming assets (which include nonperforming loans plus other real estate owned, or OREO) totaled $15.1 million, or 0.93%, of total assets. In addition, we had $19.5 million in accruing loans that were 30-89 days delinquent as of December 31, 2019.

Our nonperforming assets adversely affect our net income in various ways. We do not record interest income on nonaccrual loans or OREO, thereby adversely affecting our net interest income, net income and returns on assets and equity, and our loan administration costs increase, which together with reduced interest income adversely affects our efficiency ratio. When we take collateral in foreclosure and similar proceedings, we are required to mark the collateral to its then-fair market value, which may result in a loss. These nonperforming loans and OREO also increase our risk profile and the level of capital our regulators believe is appropriate for us to maintain in light of such risks. The resolution of nonperforming assets requires significant time commitments from management and can be detrimental  to the performance of their other responsibilities. If we experience increases in nonperforming loans and nonperforming assets, our net interest income may be negatively impacted and our loan administration costs could increase, each of which would have an adverse effect on our net income and related ratios, such as return on assets and equity.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We maintain an ALL for probable incurred losses in our loan portfolio. The allowance is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management’s assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance.

In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as nonperforming or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the ALL accordingly. However, because future events are uncertain  and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating  and other conditions  which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral (most of which consists of real estate), and changes in the financial condition of borrowers,  may cause our estimate of probable losses or actual loan losses to exceed our current allowance. As a result, future additions  to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the ALL.

As of December 31, 2019, our ALL as a percentage of total loans was 0.59% and as a percentage of total nonperforming loans was 46.5%. Although management believes that the ALL is adequate to absorb probably incurred losses on any existing loans that may become uncollectible, we may be required to take additional provisions for loan losses in the future to further supplement the ALL, either due to management’s  decision to do so or because our banking regulators require us to do so. Our bank regulatory agencies will periodically review our ALL and the value attributed to nonaccrual loans or to real estate acquired through foreclosure and may require us to adjust our determination of the value for these items. These adjustments may adversely affect our business, financial condition and results of operations.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our OREO fair value appraisals.

As of December 31, 2019, we held an OREO balance of $423,000. Our OREO portfolio historically has been insignificant, and generally consisted of properties that we obtained through foreclosure or through a deed in lieu of foreclosure. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property  is assumed, except when a different disposition  strategy is expected. Judgment  is required in estimating the fair value of OREO,  and the period of time within which such estimates can be considered current is shortened during periods of market volatility. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our OREO properties.

Our use of appraisals in deciding whether to make a loan secured by real property does not ensure the value of the real property collateral.

In considering whether to make a loan secured by real property we generally require an appraisal of the property.  However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral securing a loan may be less than estimated, and if a default occurs we may not recover the outstanding balance of the loan.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. For example, fixed-rate securities acquired by us are generally subject to decreases in market value when interest rates rise. Additional factors include, but are not limited to, rating agency downgrades of the securities or our own analysis of the value of the security, defaults by the issuer or individual mortgagors with respect to the underlying securities, or instability in the credit markets. Any of the foregoing factors could cause other-than-temporary impairment in future periods and result in realized losses. The process for determining whether impairment is other-than-temporary usually requires difficult, subjective judgments about the future financial performance of the issuer and any collateral underlying the security in order to assess the probability of receiving all contractual principal and interest payments on the security. Because of changing economic and market conditions  affecting interest rates, the financial condition  of issuers of the securities and the performance of the underlying collateral, we may recognize realized and/or unrealized losses in future periods, which could have an adverse effect on our financial condition and results of operations. As of December 31, 2019, we had $2,000 in net unrealized losses on our securities portfolio, which is primarily due to rising interest rates.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the ALL calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for us for the fiscal year beginning after December 15, 2022 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. Management established a task force to begin the implementation process. We are currently collecting the historical data required by the new model and have engaged a third-party software solution to develop a new expected credit loss model compliant  with the new standard. The transition to the CECL model will require significantly greater data requirements  and changes to methodologies to accurately account for expected loss. There can be no assurance that we will not be required to increase our reserves and ALL as a result of the implementation of CECL.

There is risk related to potential acquisitions.

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous  other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. There can be no assurance that we will be successful in identifying or completing any future acquisitions. Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect our organization. We may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to successfully integrate the operations, management, products  and services of the entities that we acquire and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures, and policies that adversely affect our ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from our management that they would otherwise direct at servicing existing business and developing new business. We may not be able to realize any projected cost savings, synergies or other benefits associated with any such acquisition we complete. We cannot determine all potential  events, facts and circumstances that could result in loss or give assurances that our investigation or mitigation efforts will be sufficient to protect against any such loss.

As we continue to expand our business outside of Georgia markets, we will encounter risks that could adversely affect us.

We primarily operate in Georgia markets with a concentration of multi-ethnic,  primarily Asian-American, individuals and businesses. However, one of our strategies is to expand beyond Georgia into other domestic markets with similar characteristics. For example, we also have branches in Alabama, Florida, New Jersey, New York, Texas and Virginia, which have relatively high concentrations of Asian-American individuals and businesses. In the course of this expansion, we will encounter significant risks and uncertainties that could have a material adverse effect on our operations. These risks and uncertainties include increased expenses and operational difficulties arising from, among other things, our ability to attract sufficient business in new markets, to understand and gain an in-depth knowledge of the customers in the new markets, to manage operations in noncontiguous market areas, to compete with other multi-ethnic banks and/or financial institutions in new markets, to comply with all of the various local laws and regulations, and to anticipate events or differences in markets in which we have no current experience.

We must effectively manage our branch growth strategy.

We seek to expand our franchise efficiently, safely and consistently. Since 2015, we have opened eleven new branches. A successful growth strategy requires us to manage multiple aspects of our business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, maintaining proper systems and controls, and recruiting, training and retaining qualified professionals.  We also may experience a lag in profitability associated with new branch openings. As part of our general growth strategy, we may expand into additional communities or attempt  to strengthen our position in our current markets by opening new offices, subject to any regulatory  constraints on our ability to do so. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time which would have an adverse effect on our levels of reported net income, return on average equity and return on average assets.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or may acquire new lines of business or offer new products  and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products  and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability goals may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product  or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development  and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

We focus on marketing our services to a limited segment of the population and any adverse change impacting such segment is likely to have an adverse impact on us.

Our marketing focuses primarily on the banking needs of small- and medium-sized businesses, professionals and residents in the markets that we serve, primarily communities with large Asian-American populations. This demographic concentration makes us more prone to circumstances that particularly affect this segment of the population. As a result, our financial condition and results of operations are subject to changes in the economic conditions affecting these communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these communities. Although our customers’ business and financial interests may extend well beyond these communities, adverse economic conditions  that affect these communities could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify our credit risks across multiple markets. In addition, larger institutions with similar focuses are targeting our market areas. As we grow, we face entrenched multi-ethnic-oriented banks with larger resources in our new markets.

Adverse conditions in Asia and elsewhere could adversely affect our business.

Although we believe we have minimal exposure to customers that have direct economic ties to Asia, we are still likely to feel the effects of adverse economic and political conditions in Asia, including the effects of rising inflation or slowing growth and volatility in the real estate and stock markets in Asia. U.S. and global economic policies, including recent tariffs imposed by the Trump Administration, and unfavorable global economic conditions may adversely impact Asian economies. In addition, pandemics and other public health crises or concerns over the possibility of such crises could create economic and financial disruptions in the region. In particular, the economic disruption caused by the spread of the coronavirus/COVID-19 pandemic may adversely and materially affect our financial performance in future periods. A significant deterioration of economic conditions in Asia could expose us to, among other things, economic and transfer risk, and we could experience an outflow of deposits by those of our customers with connections to Asia. Transfer risk may result when an entity is unable to obtain  the foreign exchange needed to meet its obligations or to provide liquidity. This may adversely impact the recoverability of investments with, or loans made to, such entities. Adverse economic conditions  in Asia may also negatively impact asset values and the profitability and liquidity of our customers who operate in this region. Currency volatility may also negatively impact our customers’ level of business or the overall level of trade upon which certain of our customers depend.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or to the extent that we incur civil money penalties that are not covered by insurance, they could have a material adverse effect on our business, financial condition  and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework  is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area. We may experience operational challenges as we implement these new technology enhancements, or seek to implement them across all of our offices and business units, which could result in us not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner.

Many of our larger competitors  have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or superior products to those that we will be able to offer, which would put us at a competitive disadvantage. Accordingly, a risk exists that we will not be able to effectively implement new technology-driven products  and services or be successful in marketing such products  and services to our customers.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, natural disasters such as earthquakes, tornadoes and hurricanes, or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors and cyber criminals. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins, breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, damage our reputation and inhibit the use of our internet banking services by current and potential  customers, any of which may result in a material adverse impact on our financial condition, results of operations or the market price of our common stock. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly  changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We rely heavily on communications, information systems (both internal and provided by third parties) and the internet to conduct our business. Our business is dependent on our ability to process and monitor large numbers of daily transactions in compliance with legal, regulatory and internal standards and specifications. In addition, a significant portion of our operations relies heavily on the secure processing, storage and transmission of personal and confidential information, such as the personal information of our customers and clients.

In addition, several U.S. financial institutions have recently experienced significant distributed denial-of-service attacks, some of which involved sophisticated and targeted attacks intended to disable or degrade service, or sabotage systems. Other attacks have attempted to obtain unauthorized access to confidential information or destroy data, often through the introduction of computer viruses or malware, cyber-attacks and other means. To date, none of these types of attacks have had a material effect on our business or operations. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm. Such security attacks can originate from a wide variety of sources, including persons who are involved with organized crime or who may be linked to terrorist organizations or hostile foreign governments. Those same parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. We are also subject to the risk that our employees may intercept and transmit unauthorized confidential or proprietary information. An interception, misuse or mishandling of personal, confidential or proprietary information being sent to or received from a customer or third party could result in legal liability, remediation costs, regulatory action and reputational harm to us.

Although we regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cyber security breaches, including firewalls and penetration testing, it is difficult or impossible to defend against every risk being posed by changing technologies as well as criminal intent on committing cyber-crime. Increasing sophistication of cyber criminals and terrorists make keeping up with new threats difficult and could result in a data security breach. Controls employed by our information technology department could prove inadequate. A breach of our security that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations, as well as to data loss, litigation, damages, fines and penalties, significant increases in compliance costs and reputational damage, any of which could have an adverse effect on our business, financial condition  and results of operations.

We maintain  a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. If our internal controls fail to prevent or detect an occurrence, or if any resulting loss is not insured or exceeds applicable insurance limits, it could have a material adverse effect on our business, financial condition  and results of operations.

Our operations could be interrupted if our third-party service providers experience difficulty, terminate their services or fail to comply with banking regulations.

We depend to a significant extent on a number of relationships with third-party service providers. Specifically, we receive core systems processing, essential web hosting, deposit processing and other processing services from third-party service providers. If these third-party service providers experience financial, operational, or technological difficulties or terminate  their services and we are unable to replace them with other suitable service providers, our operations could be interrupted. If an interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Even if we are able to replace our service providers, it may be at a higher cost to us, which could adversely affect our business, financial condition  and results of operations.

Confidential customer information transmitted through our online banking service is vulnerable to security breaches and computer viruses, which could expose us to litigation and adversely affect our reputation and ability to generate deposits.

We provide our customers the ability to bank online. The secure transmission of confidential information over the Internet  is a critical element of online banking. Our network could be vulnerable to unauthorized access, computer  viruses, phishing schemes and other security problems. We may be required to spend significant capital and other resources to protect against the threat  of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission  of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and our ability to generate deposits.

We depend on the accuracy and completeness of information provided by customers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of such customers and counterparties, including financial statements  and other financial information. Some of the information regarding customers provided to us is also used in our credit decisioning and scoring models, which we use to determine whether to do business with customers and the risk profiles of such customers which are subsequently utilized by counterparties who lend us capital to fund our operations. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. While we have a practice of seeking to independently verify some of the customer information that we use in deciding whether to extend credit or to agree to a loan modification, including employment, assets, income and credit score, not all customer information is independently verified, and if any of the information that is independently verified (or any other information considered in the loan review process) is misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the applicant, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. We may not detect all misrepresented information in our originations or from service providers we engage to assist in the approval process. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

We are subject to customer or employee fraud and data processing system failures and errors.

Employee errors and employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our customers or improper use of confidential information. It is not always possible to prevent employee errors and misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon processing systems to record and process transactions and our large transaction volume may further increase the risk that employee tampering or manipulation of those systems will result in losses that are difficult to detect. Employee errors could also subject us to financial claims for negligence.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

Processes that management uses to estimate our probable incurred credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition  and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the ALL may not be sufficient to support  future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

Changes in accounting standards could materially impact our financial statements.

From time to time, the FASB or the Securities and Exchange Commission, or SEC, may change the financial accounting  and reporting  standards that govern the preparation of our financial statements. Such changes may result in us being subject to new or changing accounting and reporting standards. In addition, the bodies that interpret the accounting  standards (such as banking regulators or outside auditors) may change their interpretations or positions on how these standards should be applied. These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition  and results of operations. In some cases, we could be required to apply a new or revised standard retrospectively, or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements. Restating or revising our financial statements may result in reputational harm or may have other adverse effects on us.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock price.

We are subject to the Securities Exchange Act of 1934, or the Exchange Act, and are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. In particular, we will be required to certify our compliance with Section 404 of the Sarbanes-Oxley Act beginning with our second annual report on Form 10-K, which will require us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. Although we are currently an emerging growth company and have elected additional transitional relief available to emerging growth companies, if we are unable to continue to qualify as an emerging growth company in the future, then our independent  registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting, beginning as of that second annual report. However, we are currently subject to Section 112 of the FDIC Improvement Act of 1991 (FDICIA), which applies to depository institutions with total assets exceeding $1 billion and requires us to evaluate the effectiveness of internal controls over financial reporting as of year-end.

If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements  of Section 404 in a timely manner or assert that our internal control over financial reporting  is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, then: investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial statements and reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Board of Governors of the Federal Reserve System (“Federal Reserve”), the FDIC, the Georgia Department of Banking and Finance (“DBF”) or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition  and results of operations.

We may be adversely affected by the soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial  services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through  transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. As a result, defaults by, or even rumors or questions about,  one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. These losses or defaults could have a material adverse effect on our business, financial condition, results of operations and growth prospects. Additionally, if our competitors were extending credit on terms we found to pose excessive risks, or at interest rates which we believed did not warrant the credit exposure, we may not be able to maintain our business volume and could experience deteriorating financial performance.

Great Britain’s exit from the European Union (“Brexit”) could adversely affect financial markets generally.

The uncertainty regarding Brexit could adversely affect financial markets generally. While the Company has no direct loans to or deposits from foreign entities, the uncertain impact of Brexit on British and European businesses, financial markets, and related businesses in the United States could also adversely affect financial markets generally. The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. The Company’s business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

We may be alleged to have infringed upon intellectual property rights owned by others, or may be unable to protect our intellectual property.

Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. We also may face allegations that our employees have misappropriated intellectual property of their former employers or other third parties. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim (even if we ultimately prevail); to pay significant money damages; to lose significant revenues; to be prohibited from using the relevant systems, processes, technologies or other intellectual property; to cease offering certain products or services or to incur significant license, royalty or technology development expenses. Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse, or be unable, to uphold its contractual obligations.

Moreover, we rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage, and in any event, we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful. Third parties may challenge, invalidate or circumvent our intellectual property, or our intellectual property may not be sufficient to provide us with competitive advantages. In addition, the usage of branding that could be confused with ours could create negative perceptions and risks to our brand and reputation. Our competitors or other third parties may independently design around or develop technology similar to ours or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property or confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure.

Risks Related to Legislative and Regulatory Events

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory  agencies, including the Federal Reserve, the DBF and the FDIC. Regulations adopted  by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition  of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators  possess broad authority to prevent or remedy unsafe or unsound  practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components  of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government  policy and regulation,  particularly as implemented through  the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation  in response to those developments could negatively impact our business operations and adversely impact our financial performance.

Legislative and regulatory actions taken now or in the future may increase our costs and impact our business, governance structure, financial condition or results of operations. Proposed legislative and regulatory actions, including changes to financial regulation, may not occur on the timeframe that is expected, or at all, which could result in additional uncertainty for our business.

We are subject to extensive regulation by multiple regulatory bodies. These regulations may affect the manner and terms of delivery of our services. If we do not comply with governmental  regulations, we may be subject to fines, penalties, lawsuits or material restrictions on our businesses in the jurisdiction where the violation occurred, which may adversely affect our business operations. Changes in these regulations can significantly affect the services that we provide as well as our costs of compliance with such regulations. In addition, adverse publicity and damage to our reputation arising from the failure or perceived failure to comply with legal, regulatory or contractual requirements could affect our ability to attract and retain customers.

Further, new proposals for legislation continue to be introduced in the U.S. Congress that could change regulation  of the financial services industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices.

The Tax Cuts and Jobs Act and future tax reform may impact our customers’ future demand for credit and our future results.

While we expect the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) to continue to have a positive impact on our business, that impact remains uncertain.  Some customers may elect to use their additional cash flow from lower taxes to fund their existing levels of activity, decreasing borrowing needs. Furthermore, the elimination of the federal income tax deductibility of business interest expenses for a significant number of customers effectively increases the cost of borrowing and could make equity or hybrid funding relatively more attractive. Moreover, tax-exempt borrowing may be less attractive  in the future due to the decrease in tax rates generally. This could have long-term negative impact on business customer borrowing. The differing effects of the Tax Act for taxable corporations as compared to pass through entities owned by individuals also creates the potential for differing economic strategies by our customers that are presently uncertain and may continue to be for some time.

We experienced an increase in our after-tax net income in 2018 as a result of the decrease in our effective tax rate and expect the Tax Act to continue to positively impact our after-tax net income in future years. However, some or all of this benefit could be lost to the extent that our competitors elect to lower interest rates and fees and we are forced to respond in order to remain competitive. The estimated impact of the Tax Act is based on management’s current knowledge and assumptions, but there is no assurance that the presently anticipated benefits of the Tax Act on us will be realized or that we will not incur further charges with respect to the revaluation of our deferred tax assets.

Monetary policies and regulations of the Federal Reserve could adversely affect our business, financial condition and results of operations.

In addition  to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve. An important function of the Federal Reserve is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve have had a significant effect on the operating  results of commercial banks in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, and the DBF periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act (“ECOA”), the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition,  results of operations and growth prospects.

We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.

Various U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending practices. The U.S. Home Ownership and Equity Protection Act of 1994 (“HOEPA”) prohibits inclusion of certain provisions in mortgages that have interest rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations,  which in some cases impose restrictions  and requirements greater than those in HOEPA. In addition, under the anti-predatory lending laws of some states, the origination of certain mortgages, including loans that are not classified as “high-cost” loans under applicable law, must satisfy a net tangible benefit test with respect to the related borrower. Such tests may be highly subjective and open to interpretation. As a result, a court may determine that a home mortgage, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. If any of our mortgages are found to have been originated  in violation of predatory or abusive lending laws, we could incur losses, even if we previously sold such loans, which could adversely impact our results of operations, financial condition  and business.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting claims that the practices of lenders and loan servicers result in a disparate impact on protected classes.

Antidiscrimination statutes, such as the Fair Housing Act and the ECOA, prohibit creditors from discriminating against loan applicants and borrowers based on certain characteristics, such as race, religion and national origin. Various federal regulatory agencies and departments, including the U.S. Department of Justice and the Consumer Financial Protection Bureau (“CFPB”), take the position that these laws apply not only to intentional discrimination, but also to neutral practices that have a disparate impact on a group that shares a characteristic that a creditor may not consider in making credit decisions protected classes (i.e., creditor, servicing or marketing practices that have a disproportionate negative affect on a protected class of individuals).

These regulatory  agencies, as well as consumer advocacy groups and plaintiffs’ attorneys, are focusing greater attention on “disparate impact” claims. The U.S. Supreme Court  confirmed that the “disparate impact” theory applies to cases brought under the Fair Housing Act, while emphasizing that a causal relationship must be shown between a specific policy of the defendant and a discriminatory result that is not justified by a legitimate objective of the defendant. Although it is still unclear whether the theory applies under ECOA, regulatory agencies and private plaintiffs can be expected to continue to apply it to both the Fair Housing Act in the context of mortgage marketing, lending and servicing and ECOA in the context of our consumer and certain business loans. To extent that the “disparate impact” theory continues to apply, we will be faced with significant administrative burdens in attempting to comply, and potential liability for failures to comply.

In addition to reputational harm, violations of the ECOA and the Fair Housing Act can result in actual damages, punitive damages, injunctive or equitable relief, attorneys’ fees and civil money penalties.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial services providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal  Revenue Service. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.

Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

The Federal Reserve may require us to commit capital resources to support the Bank.

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the

Federal Reserve may require a bank holding company to make capital injections into a troubled  subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the bank holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. As a result, we may not be able to serve existing indebtedness, and such default may require us to declare bankruptcy. Any capital contributions by a bank holding company to its subsidiary banks are subordinate in right of payment to deposits and to other indebtedness of such subsidiary bank. In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank. Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the institution’s general unsecured creditors, including the holders of its note obligations. Thus, any borrowing  that must be incurred by us to make a required capital injection to the Bank becomes more difficult and expensive and could have an adverse effect on our business, financial condition  and results of operations.

Liabilities from environmental regulations could materially and adversely affect our business and financial condition.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clear up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of any contaminated site, we may be subject to common law claims by third parties based on damages, and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, and results of operations could be materially and adversely affected.

Risks Related to Our Common Stock

The market price of our common stock may be subject to substantial fluctuations, which may make it difficult for you to sell your shares at the volume, prices and time desired.

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things:

•	actual or anticipated variations in our quarterly results of operations;
•	recommendations by securities analysts;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	news reports relating to trends, concerns and other issues in the financial services industry generally;
•	perceptions in the marketplace regarding us and/or our competitors;
•	fluctuations in the stock price and operating results of our competitors;
•	domestic and international economic factors unrelated to our performance;
•	general market conditions and, in particular, developments related to market conditions for the financial services industry;
•	new technology used, or services offered, by competitors; and
•	changes in government regulations.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition  or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

The Company’s directors may have interests that differ from other shareholders, and such directors have ownership interests in the Company that, when aggregated with holdings of their extended families and their affiliated entities, may allow such individuals and entities to take certain corporate actions without the consent of other shareholders.

As of December 31, 2019, our directors and their families and affiliated entities collectively had a 38.9% ownership interest in the Company.  As a result, our directors initially may be able to elect the majority of our entire board of directors, control the management and policies of the Company and, in general, determine, without the consent of the other shareholders, the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and will be able to prevent or cause a change in control of the Company.

An investment in our common stock is not an insured deposit.

An investment in our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, any other deposit insurance fund or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

If equity research analysts do not publish research or reports about our business, or if they do publish such reports but issue unfavorable commentary or downgrade our common stock the price and trading volume of our common stock could decline.

The trading market for our common stock could be affected by whether equity research analysts publish research or reports about us and our business. We cannot predict at this time whether any research analysts will publish research and reports on us and our common stock. If one or more equity analysts do cover us and our common stock and publish research reports about us, the price of our stock could decline if one or more securities analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

If any of the analysts who elect to cover us downgrades our stock, our stock price could decline rapidly. If any of these analysts ceases coverage of us, we could lose visibility in the market, which in turn could cause our common stock price or trading volume to decline and our common stock to be less liquid.

Our dividend policy may change, and consequently, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We have paid quarterly  dividends to our shareholders for the past seven years. We have no obligation  to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.

We are a separate and distinct legal entity from our subsidiary, the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations  limit the amount of dividends that the Bank may pay us. Such limits are also tied to the earnings of our subsidiary. If the Bank does not receive regulatory approval or if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted.

We have limited the circumstances in which our directors will be liable for monetary damages.

We have included in our articles of incorporation a provision to eliminate the liability of directors for monetary  damages to the maximum extent permitted  by Georgia law. The effect of this provision will be to reduce the situations  in which we or our shareholders will be able to seek monetary damages from our directors.

Our bylaws also have a provision providing for indemnification of our directors and executive officers and advancement of litigation expenses to the fullest extent permitted or required by Georgia law, including circumstances in which indemnification is otherwise discretionary.

Future equity issuances could result in dilution, which could cause our common stock price to decline.

We are generally not restricted from issuing additional shares of our common stock, up to the 40 million shares of voting common stock and 10 million shares of preferred stock authorized in our articles of incorporation (subject to Nasdaq  shareholder approval  rules), which in each case could be increased by a vote of a majority of our shares. We may issue additional shares of our common stock in the future pursuant to current or future equity compensation plans, upon conversions of preferred stock or debt, upon exercise of warrants  or in connection with future acquisitions or financings. If we choose to raise capital by selling shares of our common stock for any reason, the issuance could have a dilutive effect on the holders of our common stock and could have a material negative effect on the market price of our common stock.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.

Although there are currently no shares of our preferred stock issued and outstanding, our articles of incorporation authorize  us to issue up to 10 million shares of one or more series of preferred stock. Our board of directors also has the power, without shareholder approval (subject to Nasdaq  shareholder approval rules), to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected. In addition, the ability of our board of directors to issue shares of preferred stock without any action on the part of our shareholders (subject to Nasdaq shareholder approval  rules) may impede a takeover of us and prevent a transaction perceived to be favorable to our shareholders.

We have the ability to incur debt and pledge our assets, including our stock in the Bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed  money has rights that are superior to those of holders of common stock. For example, interest must be paid to the lender before dividends can be paid to the shareholders, and loans must be paid off before any assets can be distributed to shareholders if we were to liquidate. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if the Bank were profitable.

There are substantial regulatory limitations on changes of control of bank holding companies.

We are a bank holding company regulated by the Federal Reserve. Subject to certain exceptions, the Change in Bank Control  Act of 1978, as amended (“CIBCA”), and its implementing regulations require that any individual or company acquiring “control” of a bank or bank holding company, either directly or indirectly, give the Federal Reserve 60 days’ prior written notice of the proposed  acquisition. If within that time period the Federal Reserve has not issued a notice disapproving the proposed  acquisition, extended the period for an additional period up to 90 days or requested additional information, the acquisition  may proceed. An acquisition  may be made before expiration of the disapproval period if the Federal Reserve issues written notice that it intends not to disapprove the acquisition. Acquisition of 25 percent or more of any class of voting securities constitutes control, and it is generally presumed for purposes of the CIBCA that the acquisition of 10 percent or more of any class of voting securities would constitute the acquisition of control, although  such a presumption of control may be rebutted.

Also, under the CIBCA, the shareholdings of individuals and companies that are deemed to be “acting in concert” would be aggregated for purposes of determining whether such holders “control” a bank or bank holding company. “Acting in concert” under the CIBCA generally means knowing participation in a joint activity or parallel action towards the common goal of acquiring control of a bank or a bank holding company, whether or not pursuant to an express agreement. The manner in which this definition is applied in individual circumstances can vary and cannot always be predicted with certainty.  Many factors can lead to a rebuttable presumption of acting in concert, including where: (i) the shareholders are commonly controlled or managed; (ii) the shareholders are parties to an oral or written agreement or understanding regarding the acquisition, voting or transfer of control of voting securities of a bank or bank holding company; (iii) the shareholders are immediate family members; or (iv) both a shareholder and a controlling shareholder, partner, trustee or management official of such shareholder own equity in the bank or bank holding company.

Furthermore, under the Bank Holding Company Act of 1956, as amended (“BHCA”) and its implementing regulations, and subject to certain exceptions, any company would be required to obtain Federal Reserve approval  prior to obtaining control of a bank or bank holding company. Control  under the BHCA exists where a company acquires 25 percent or more of any class of voting securities, has the ability to elect a majority of a bank holding company’s directors, is found to exercise a “controlling influence” over a bank or bank holding company’s management and policies, and in certain other circumstances. There is a presumption of non-control for any holder of less than 5% of any class of voting securities. Regulatory determination of “control” of a depository  institution or holding company, under either the BHCA or CIBCA, is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations  and requirements.

Provisions in our charter documents and Georgia law may have an anti-takeover effect, and there are substantial regulatory limitations on changes of control of bank holding companies.

Provisions of our charter documents  and the Georgia Business Corporation Code, or the GBCC, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial by our shareholders. Furthermore, with certain limited exceptions, federal regulations  prohibit  a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of our voting stock or obtaining  the ability to control in any manner the election of a majority of our directors or otherwise direct the management or policies of our company without prior notice or application to and the approval of the Federal Reserve. Accordingly, prospective investors need to be aware of and comply with these requirements, if applicable, in connection with any purchase of shares of our common stock. Moreover, the combination of these provisions effectively inhibits certain mergers or other business combinations, which, in turn, could adversely affect the market price of our common stock.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor  attestation requirements  of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting  requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding  advisory votes on executive compensation and golden parachute payments. We cannot predict if investors will find our common stock less attractive because of our reliance on certain of these exemptions. If some investors find our common stock less attractive as a result, then there may be a less active trading market for our common stock, our stock price may be more volatile and the price of our common stock may decline.

Further, the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting  standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements  that apply to non-emerging  growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make our financial statements  not comparable with those of another  public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period because of the potential differences in accounting  standards used.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters and Metro City Bank’s main office is located at 5114 Buford Highway NE, Atlanta, GA 30340. Metro City Bank owns this property. We also currently operate 18 additional full service-branches, which are all leased, located in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

Item 3. Legal Proceedings

We are subject to various legal actions that arise from time to time in the ordinary course of business. While the ultimate outcome of pending procedures cannot be predicted with certainty, at this time management does not expect that any such proceedings, either individually or in the aggregate, would have a material adverse effect on our consolidated financial position or results of operations. However, one or more unfavorable outcomes in any legal action against us could have a material adverse effect for the period in which they are resolved. In addition, regardless of their merits or their ultimate outcomes, such matters are costly, divert management’s attention and may materially adversely affect our reputation, even if resolved in our favor.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders of Record

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MCBS”. Our common stock began trading on Nasdaq Global Select Market on October 3, 2019. Prior to that date, our common stock was traded on the OTCQX Market under the same symbol.

As of March 13, 2020, there were 25,529,891 shares of common stock outstanding held by approximately 224 shareholders of record of our common stock as reported by our transfer agent.

Dividends

It has been our policy to pay quarterly dividends to holders of our common stock. We have paid quarterly dividends to our shareholders in amounts up to 25% of our net income over the past seven years. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions  on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions  on the payment of cash dividends as a result of banking laws, regulations  and policies. See “Item 1. Business - Regulation and Supervision - Regulation of the Company - Payment of Dividends.”

Equity Compensation Plan Information

Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2019.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and the SNL Index for U.S. Banks ($1B to $5B) for the period beginning on October 3, 2019, the first day of trading of our common stock on the Nasdaq Global Select Market under the symbol "MCBS", through December 31, 2019. The following reflects index values as of close of trading, assumes $100.00 invested on October 3, 2019, in our common stock, the Nasdaq Composite Index and the SNL Index for U.S. Banks ($1B to $5B), and assumes the reinvestment of dividends, if any.

Index	October 3, 2019	October 31, 2019	November 30, 2019	December 31, 2019
MetroCity Bankshares, Inc.	$100.00	$108.60	$106.81	$130.78
Nasdaq Composite Index	100.00	105.36	110.26	114.28
SNL Index for U.S. Banks $1B - $5B	100.00	104.98	107.99	112.58

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data of the Company as of and for each of the years ended December 31, 2019, 2018, 2017, 2016 and 2015, and is derived from our audited consolidated financial statements. This information should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” of this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Selected income statement data:
Interest income	$83,213	$72,879	$60,514	$43,566	$33,370
Interest expense	22,238	14,675	8,619	5,238	3,583
Net interest income	60,975	58,204	51,895	38,328	29,787
Provision for loan losses	—	1,237	3,058	—	—
Noninterest income	39,893	37,609	32,405	20,247	14,261
Noninterest expense	40,000	38,575	31,192	26,159	18,005
Income tax expense	16,150	14,667	18,153	12,200	9,431
Net income	44,718	41,334	31,897	20,216	16,612
Per share data:
Basic income per share	$1.82	$1.71	$1.34	$0.87	$0.75
Diluted income per share	$1.81	$1.69	$1.32	$0.85	$0.74
Dividends per share	$0.42	$0.38	$0.23	$0.16	$0.12
Book value per share (at period end)	$8.49	$6.95	$5.61	$4.54	$3.90
Shares of common stock outstanding	25,529,891	24,258,062	24,074,882	23,642,510	22,973,584
Weighted average diluted shares	24,729,535	24,475,698	24,139,006	23,704,334	22,469,762
Performance ratios:
Return on average assets	2.87%	3.01%	2.77%	2.42%	2.61%
Return on average equity	24.23	27.95	27.24	21.19	20.88
Dividend payout ratio	23.26	22.48	17.05	18.65	16.04
Yield on total loans	6.14	5.92	5.91	5.94	6.20
Yield on average earning assets	5.66	5.60	5.55	5.54	5.58
Cost of average interest bearing liabilities	2.15	1.60	1.11	0.97	0.88
Cost of deposits	2.19	1.60	1.09	0.96	0.84
Net interest margin	4.15	4.48	4.76	4.87	4.98
Efficiency ratio(1)	39.66	40.26	37.00	44.66	40.88
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	(0.02)%	0.14%	0.17%	0.01%	0.09%
Nonperforming assets to gross loans and OREO	1.30	0.78	1.00	0.49	1.07
ALL to nonperforming loans	46.54	74.12	69.06	153.94	111.79
ALL to loans held for investment	0.59	0.58	0.65	0.68	0.97
Balance sheet and capital ratios:
Gross loans held for investment to deposits	88.97%	92.08%	104.77%	92.36%	101.40%
Noninterest bearing deposits to deposits	22.34	24.05	25.52	24.74	27.01
Common equity to assets	13.28	11.77	10.48	9.75	13.33
Leverage ratio	12.70	11.14	10.76	10.19	13.20
Common equity tier 1 ratio	21.31	17.44	16.24	14.16	18.26
Tier 1 risk-based capital ratio	21.31	17.44	16.24	14.16	18.26
Total risk-based capital ratio	22.01	18.16	17.08	14.89	19.40
Mortgage and SBA loan data:
Mortgage loans serviced for others	$1,168,601	$804,188	$341,786	$—	$—
Mortgage loan production	644,465	716,140	581,745	390,159	69,973
Mortgage loan sales	520,067	536,011	362,009	—	—
SBA loans serviced for others	441,593	431,201	411,600	362,643	256,866
SBA loan production	155,035	121,009	121,559	167,092	111,555
SBA loan sales	118,405	93,297	85,932	110,555	81,274

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and, assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.

Overview

We are MetroCity Bankshares, Inc., a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. We are focused on delivering full-service banking services in markets, predominantly Asian-American communities in growing metropolitan markets in the Eastern U.S. and Texas.

Prior to December 2014, we operated without a holding company, and in December 2014, the Bank formed MetroCity Bankshares, Inc. as its holding company. On December 31, 2014, MetroCity Bankshares, Inc. acquired all of the outstanding common stock of Metro City Bank as a part of the holding company formation transaction.

We are a bank holding company and we conduct all of our material business operations through the Bank. As a result, the discussion and analysis relates to activities primarily conducted at the Bank level.

Critical Accounting Policies and Estimates

Our accounting  and reporting policies conform to accounting  principles generally accepted in the United States of America (“GAAP”) and conform to general practices within the industry in which we operate. To prepare financial statements in conformity with GAAP, management makes estimates, assumptions and judgments based on available information. These estimates, assumptions and judgments affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements and, as this information changes, actual results could differ from the estimates, assumptions  and judgments reflected in the financial statement. In particular, management has identified several accounting policies that, due to the estimates, assumptions and judgments inherent in those policies, are critical in understanding our financial statements.

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2019, included elsewhere in this Annual Report on Form 10-K.

Allowance for Loan Losses

The ALL is a valuation  allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature  and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The ALL is maintained at a level that management believes is appropriate to provide for known and inherent incurred loan losses as of the date of the consolidated balance sheet and we have established methodologies for the determination of its adequacy. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are determined on an individual loan basis.

This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

Servicing Assets

Servicing assets are recognized separately when loans are sold and the rights to service loans are retained. When loans are sold, servicing assets are recorded at fair value in accordance with ASC Topic 860, Transfers and Servicing (“ASC 860”). Fair value is based on market prices for comparable servicing contracts, when available, or alternatively, is based on a valuation  model that calculates the present value of estimated future net servicing income. The fair value of servicing rights is highly sensitive to changes in underlying assumptions. Changes in the prepayment speed and discount rate assumptions have the most significant impact on the fair value of servicing assets.

Servicing fee income, which is reported on the income statement as mortgage servicing income and SBA servicing income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal and are recorded as income when earned. The amortization of servicing assets is netted against loan servicing fee income. Late fees and ancillary fees related to loan servicing are not material.

Stock-Based Compensation

We periodically grant stock options to purchase our common stock and issue restricted stock to our employees and directors. The benefits provided under all of these plans are subject to ASC Topic 718, Compensation – Stock Compensation (“ASC 718). Our results of operations for the years ended December 31, 2019, 2018 and 2017 were impacted by the recognition of non-cash expense related to the fair value of our share based compensation awards.

The determination of fair value of stock-based payment awards on the date of grant using the Black Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions  include, but are not limited to, the expected term of stock options and our stock price volatility. Our stock options have characteristics  significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Current accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent  periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur.

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell a financial asset, or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment is necessary to estimate fair value. In addition, changes in market conditions  may reduce the availability of quoted prices or observable date. See Note 15 of our consolidated financial statements as of December 31, 2019, included elsewhere in this Annual Report on Form 10-K, for a complete discussion of fair value of financial assets and liabilities and their related measurement  practices.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement  carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt  as to the realization of the deferred tax assets, a valuation allowance may be established. We consider the determination of this valuation  allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount  and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. See Note 10 of our consolidated financial statements as of December 31, 2019, included elsewhere in this Annual Report on Form 10-K, for additional information.

The JOBS Act contains provisions that, among other things, reduce certain reporting and other regulatory  requirements  for qualifying public companies. As an “emerging growth company” we have elected under the JOBS Act to retain the ability to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, at December 31, 2019, 2018 and 2017, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities. In the event we choose in the future to delay adoption of future accounting pronouncements applicable to public companies, our consolidated financial statements as of a particular date and for a particular period in the future may not be comparable to the financial statements as of such date and for such period of a public company situated similarly to us that is neither an emerging growth company nor an emerging growth company that has opted out of the extended transition period. Such financial statements of the other company may be prepared in conformity with new or revised accounting standards then applicable to public companies, but not to private companies, while, if we are then in the extended transition period, our consolidated financial standards would not be prepared in conformity with such new or revised accounting  standards. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act, (ii) comply with any requirement  that may be adopted  by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iii) provide more extensive disclosures regarding our executive compensation arrangements, including a “compensation discussion and analysis” section and all of the disclosures required under the Dodd-Frank Act, (iv) hold nonbinding advisory votes on executive compensation or golden parachute arrangements. These exemptions will apply for a period of five years from our initial public offering date on October 7, 2019 or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Developments

Stock Split

On August 30, 2019, we effected a two-for-one split of our common stock in the form of a stock dividend, whereby each holder of our common stock received one additional share of common stock for each share owned as of the record date of August 15, 2019. The effect of the stock dividend on outstanding shares and per share figures has been retroactively applied to all periods presented in this Annual Report.

Public Company Costs

We completed our initial public offering in October 2019. There are additional costs associated with operating as a public company, hiring additional personnel, enhancing technology and expanding our capabilities. We expect that these costs will include legal, regulatory, accounting, investor relations and other expenses that we did not incur as a private company. Sarbanes-Oxley, as well as rules adopted by the U.S. Securities and Exchange Commission, or SEC, the FDIC and national securities exchanges also requires public companies to implement specified corporate governance practices. In addition, due to regulatory changes in the banking industry and the implementation of new laws, rules and regulations, we are now subject to higher regulatory compliance costs. These additional rules and regulations also increase our legal, regulatory, accounting and financial compliance costs and make some activities more time-consuming.

Results of Operations

Net Income

Year ended December 31, 2019 compared to year ended December 31, 2018

We recorded net income of $44.7 million for the year ended December 31, 2019 compared to $41.3 million for the same period in 2018, an increase of $3.4 million, or 8.2%. The increase was due to a $2.8 million increase in net interest income, a $2.3 million increase in noninterest income, and a $1.2 million decrease in provision for loan losses,  partially offset by a $1.4 million increase in noninterest expense.

Basic and diluted earnings per common share for the year ended December 31, 2019 was $1.82 and $1.81, respectively, compared to $1.71 and $1.69 for the basic and diluted earnings per common share for the same period in 2018.

Year ended December 31, 2018 compared to year ended December 31, 2017

We reported net income for the year ended December 31, 2018 of $41.3 million compared to net income of $31.9 million for the year ended December 31, 2017, an increase of $9.4 million, or 29.6%. The increase was due to a $6.3 million increase in net interest income, a $5.2 million increase in noninterest income, a $1.8 million decrease in provision for loan losses, and a $3.5 million decrease in provision for income taxes. These changes were offset by a $7.4 million increase in noninterest expense.

Basic and diluted earnings per common share for the year ended December 31, 2018 was $1.71 and $1.69, respectively, compared to $1.34 and $1.32 for the basic and diluted earnings per common share for the same period in 2017.

Net Interest Income

The management of interest income and expense is fundamental to our financial performance. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). We seek to maximize net interest income without exposing the Company  to an excessive level of interest rate risk through  our asset and liability policies. Interest rate risk is managed by monitoring the pricing, maturity  and repricing options of all classes of interest-bearing assets and liabilities. Our net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

Year ended December 31, 2019 compared to year ended December 31, 2018

Net interest income for the year ended December 31, 2019 was $61.0 million compared to $58.2 million for the year ended December 31, 2018, an increase of $2.8 million, or 4.8%. Interest income totaled $83.2 million for the year ended December 31, 2019, an increase of $10.3 million, or 14.2%, from the year ended December 31, 2018, partially due to a 22 basis points increase in the yield on average loans, including loans held for sale. Average earning assets increased by $169.3 million, primarily due to an increase of $106.6 million in average loans and $65.4 million in federal funds sold and interest-earning cash accounts. The increase in average loans included increases of $63.5 million and $52.5 million in average commercial real estate loans and residential real estate loans.

Interest expense for the year ended December 31, 2019 increased $7.6 million to $22.2 million compared to interest expense of $14.7 million for the year ended December 31, 2018. This increase is primarily attributable to a 59 basis points increase in deposit costs, which includes a 96 basis increase in the average yield on money market deposits and a 58 basis points increase in the average yield on time deposits. Average borrowings outstanding for the year ended December 31, 2019 decreased by $13.3 million with a decrease in rate of 57 basis points compared to the year ended December 31, 2018.

During 2019, we began offering CD and money market account specials with higher rates to attract deposits which is noted in the higher rate paid on our CDs and money market accounts during the year.

The net interest margin for the year ended December 31, 2019 was 4.15% compared to 4.48% for the year ended December 31, 2018, a decrease of 33 basis points. The cost of interest-bearing liabilities increased by 55 basis points to 2.15% from 1.60%, while the yield on interest-earning assets increased by 6 basis points to 5.66% from 5.60% for the previous year. Average earning assets increased by $169.3 million, primarily due to an increase of $106.6 million in average loans and an increase of $65.4 million in lower yielding federal funds sold and interest-earning cash accounts. Average interest-bearing liabilities increased by $113.5 million as average interest-bearing deposits increased by $126.8 million and average borrowings decreased by $13.3 million.

Year ended December 31, 2018 compared to year ended December 31, 2017

Net interest income for the year ended December 31, 2018 was $58.2 million compared  to $51.9 million for the year ended December 31, 2017, an increase of $6.3 million, or 12.2%. This increase was primarily due to an increase in the average balance and rate of interest-earning assets, offset by an increase in the average rate paid on interest-bearing liabilities. This increase in the average balance of interest-earning assets was mainly attributable to an increase in the average balance of our residential mortgage loans which grew $168.5 million to $702.8 million at December 31, 2018.

Total interest, loan fee and dividend income was $72.9 million in 2018 compared  to $60.5 million in 2017, an increase of $12.4 million, or 20.4%. This increase was primarily due to the growth of our loan portfolio. Interest and fees on loans was $70.2 million in 2018 compared to $59.1 million in 2017, an increase of $11.1 million, or 18.8%. This increase in interest income on loans was primarily due to a 18.6% increase in the average balance of loans outstanding, primarily attributable to an increase of $168.5 million in average balance outstanding of residential real estate loans.

Interest income on total investments was $2.6 million in 2018 compared to $1.4 million in 2017. The increase in interest income on total investments was primarily due to a 39.3% increase in the average balance of federal funds sold and other investments. Interest income on federal funds sold and other investments increased $1.0 million to $1.8 million in 2018 from $742,000 in 2017, due to a $22.5 million increase in the average balance of federal funds sold and other investments coupled with a 91 basis point increase in the average yield on federal fund sold and other investments. Additionally, securities purchased under agreements to resell were purchased in 2017 and a full year of interest income in 2018 contributed $187,000 to the increase in interest income on total investments.

Total interest expense was $14.7 million in 2018 compared to $8.6 million in 2017, an increase of $6.1 million, or 70.3%. The increase was primarily due to increases in interest expense on deposits. Interest expense on deposits was $14.0 million in 2018 compared to $7.7 million in 2017, an increase of $6.3 million, or 81.3%. This increase was primarily due to a $174.7 million increase in the average balance for time deposits, coupled with a 52 basis point increase in the average interest rate paid.

Net interest margin for the years ended December 31, 2018 and 2017 was 4.48% and 4.76%, respectively.

Average Balances, Interest and Yields

The following tables present, for the years ended December 31, 2019, 2018 and 2017, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Year Ended December 31,
	2019			2018			2017
	Average	Interest and	Yield /	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$145,096	$3,010	2.07%	$79,699	$1,758	2.21%	$57,200	$742	1.30%
Securities purchased under agreements to resell	15,000	421	2.81	15,000	372	2.48	10,603	185	1.74
Securities available for sale	17,413	444	2.55	20,174	503	2.49	22,534	477	2.12
Total investments	177,509	3,875	2.18	114,873	2,633	2.29	90,337	1,404	1.55
Construction and development	33,567	2,088	6.22	46,050	2,763	6.00	46,640	2,834	6.08
Commercial real estate	458,259	30,864	6.74	394,770	25,521	6.46	369,803	22,400	6.06
Commercial and industrial	43,003	3,049	7.09	36,208	2,507	6.92	34,208	2,105	6.15
Residential real estate	755,244	43,130	5.71	702,753	39,058	5.56	534,287	30,309	5.67
Consumer and Other	2,310	207	8.96	5,961	397	6.66	14,709	1,462	9.94
Gross loans(2)	1,292,383	79,338	6.14	1,185,742	70,246	5.92	999,647	59,110	5.91
Total earning assets	1,469,892	83,213	5.66	1,300,615	72,879	5.60	1,089,984	60,514	5.55
Noninterest-earning assets	86,106			73,585			62,576
Total assets	1,555,998			1,374,200			1,152,560
Interest-bearing liabilities:
NOW and savings deposits	51,818	172	0.33	69,741	272	0.39	77,806	335	0.43
Money market deposits	133,363	2,730	2.05	50,690	553	1.09	48,778	286	0.59
Time deposits	816,298	19,049	2.33	754,256	13,186	1.75	579,518	7,108	1.23
Total interest-bearing deposits	1,001,479	21,951	2.19	874,687	14,011	1.60	706,102	7,729	1.09
Borrowings	31,884	287	0.90	45,223	664	1.47	67,096	890	1.33
Total interest-bearing liabilities	1,033,363	22,238	2.15	919,910	14,675	1.60	773,198	8,619	1.11
Noninterest-bearing liabilities:
Noninterest-bearing deposits	297,174			284,702			244,040
Other noninterest-bearing liabilities	40,924			21,683			18,216
Total noninterest-bearing liabilities	338,098			306,385			262,256
Shareholders' equity	184,537			147,905			117,106
Total liabilities and shareholders' equity	$1,555,998			$1,374,200			$1,152,560
Net interest income		$60,975			$58,204			$51,895
Net interest spread			3.51			4.00			4.44
Net interest margin			4.15			4.48			4.76

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the period shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Change applicable to both volumes and rate have been allocated to volume.

	Year Ended December 31,
	2019 Compared to 2018			2018 Compared to 2017
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$1,200	$52	$1,252	$364	$652	$1,016
Securities purchased under agreements to resell	—	49	49	94	93	187
Securities available for sale	(70)	11	(59)	(54)	80	26
Total investments	1,130	112	1,242	404	825	1,229
Construction and development	(773)	98	(675)	(35)	(36)	(71)
Commercial real estate	3,912	1,431	5,343	911	2,210	3,121
Commercial and industrial	479	63	542	128	274	402
Residential real estate	3,211	861	4,072	9,180	(431)	8,749
Consumer and Other	(150)	(40)	(190)	(605)	(460)	(1,065)
Gross loans(2)	6,679	2,413	9,092	9,579	1,557	11,136
Total earning assets	7,809	2,525	10,334	9,983	2,382	12,365
Interest-bearing liabilities:
NOW and savings deposits	(84)	(16)	(100)	(22)	(41)	(63)
Money market deposits	1,420	757	2,177	11	256	267
Time deposits	1,116	4,747	5,863	2,774	3,304	6,078
Total interest-bearing deposits	2,452	5,488	7,940	2,763	3,519	6,282
Borrowings	(164)	(213)	(377)	(337)	111	(226)
Total interest-bearing liabilities	2,288	5,275	7,563	2,426	3,630	6,056
Net interest income	$5,521	$(2,750)	$2,771	$7,557	$(1,248)	$6,309

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Loan balances include nonaccrual loans and loand held for sale.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We establish an ALL through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance for loan losses. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of our ALL and charging the shortfall or excess, if any, to the current quarter’s expense. This has the effect of creating variability in the amount and frequency of charges to earnings. The provision for loan losses and level of ALL for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas. The determination of the amount is complex and involves a high degree of judgment and subjectivity.

Year ended December 31, 2019 compared to year ended December 31, 2018

We recorded no provision for loan losses for the year ended December 31, 2019 compared to $1.2 million for the year ended December 31, 2018. The decrease in provision expense was partially due to lower net charge-offs of consumer loans, as well as a large recovery received on a commercial real estate loan. The consumer loans charged off represent auto pool loans which had poor performance. During 2016, management elected to discontinue purchasing this product and is letting this portfolio paydown and provisioning for any calculated losses when necessary. Our allowance for loan losses as a percentage of gross loans for the periods ended December 31, 2019 and 2018 was 0.59% and 0.58%, respectively. Our ALL as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans.

Year ended December 31, 2018 compared to year ended December 31, 2017

The provision for loan losses for the year ended December 31, 2018 was $1.2 million compared to $3.1 million for the year ended December 31, 2017, a decrease of $1.8 million. The decrease was partially due to a lower provision on the consumer and other loan portfolio, which consisted primarily of auto loan pools with declining performance. The provision expense allocated to consumer and other loans was $629,000 and $2.7 million for the years ended December 31, 2018 and 2017, respectively. Our ALL as a percentage of gross loans at December 31, 2017 and 2018 was 0.65% and 0.58%, respectively.

Noninterest Income

Noninterest income is an important component of our total revenues. A significant portion of our noninterest  income is associated with SBA and residential mortgage lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. Other sources of noninterest  income include service charges on deposit accounts and other service charges, commissions and fees.

The following table sets forth the major components of our noninterest income for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			2019 vs.2018		2018 vs.2017
(Dollars in thousands)	2019	2018	2017	$ Change	% Change	$ Change	% Change
Noninterest Income:
Service charges on deposit accounts	$1,107	$1,036	$1,274	$71	6.9%	$(238)	(18.7)%
Other service charges, commissions and fees	10,384	10,395	8,237	(11)	(0.1)	2,158	26.2
Gain on sale of residential mortgage loans	9,141	5,679	3,035	3,462	61.0	2,644	87.1
Mortgage servicing income, net	9,294	11,994	8,168	(2,700)	(22.5)	3,826	46.8
Gain on sale of SBA loans	5,444	4,616	6,347	828	17.9	(1,731)	(27.3)
SBA servicing income, net	3,745	3,119	4,527	626	20.1	(1,408)	(31.1)
Other income	778	770	817	8	1.0	(47)	(5.8)
Total noninterest income	$39,893	$37,609	$32,405	$2,284	6.1%	$5,204	16.1%

Year ended December 31, 2019 compared to year ended December 31, 2018

Service charges on deposit accounts were $1.1 million for the year ended December 31, 2019 compared to $1.0 million for the year ended December 31, 2018, an increase of $71,000, or 6.9%. The slight increase was partially attributable to increased analysis fees.

Other service charges, commissions and fees were relatively steady at $10.4 million for the years ended December 31, 2019 and December 31, 2018, with a slight decrease of $11,000 in 2019.  This small decrease was attributable to a $717,000 decrease in residential mortgage loan originations fees offset by a $614,000 increase in application income from residential mortgage loans, as well as increases in various other service charge, commissions and fee accounts.

Total gain on sale of loans was $14.6 million for the year ended December 31, 2019 compared to $10.3 million for the year ended December 31, 2018, an increase of $4.3 million, or 41.7%.

Gain on sale of residential mortgage loans totaled $9.1 million for the year ended December 31, 2019 compared to $5.7 million for the year ended December 31, 2018. We sold $520.1 million in residential mortgage loans with an average premium of 1.79% during the year ended December 31, 2019 compared to the sale of $536.0 million in residential mortgages with an average premium of 1.06% during the year ended December 31, 2018. We originated $644.5 million of residential mortgage in 2019 compared to $716.1 million in 2018.

Gain on sale of SBA loans totaled $5.4 million for the year ended December 31, 2019 compared to $4.6 million for the year ended December 31, 2018. We sold $118.4 million in SBA loans during the year ended December 31, 2019 with average premiums of 7.08% compared to the sale of $93.3 million in SBA loans with an average premium of 7.31% in the same period in 2018.

Mortgage loan servicing income was  $9.3 million for the year ended December 31, 2019 compared to $12.0 million for the year ended December 31, 2018, a decrease of $2.7 million, or 22.5%. The decrease in mortgage loan servicing income was due to the declining value of capitalized mortgage servicing assets and increased servicing asset amortization. Included in mortgage loan servicing income for the year ended December 31, 2019 was $6.2 million in mortgage servicing fees compared to $3.9 million for 2018, and capitalized mortgage servicing assets of $6.9 million for the year ended December 31, 2019 compared to $10.3 million for 2018. These amounts were offset by mortgage loan servicing asset amortization of $3.8 million for the year ended December 31, 2019 compared to $2.2 million for the year ended December 31, 2018. Our total residential mortgage loan servicing portfolio was $1.17 billion at December 31, 2019 compared to $804.2 million at December 31, 2018.

SBA servicing income was $3.7 million for the year ended December 31, 2019 compared to $3.1 million for the year ended December 31, 2018, an increase of $0.6 million, or 20.1%. Our total SBA loan servicing portfolio was $441.6 million as of December 31, 2019 compared to $431.2 million as of December 31, 2018. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $238,000 charge to our SBA servicing rights during the year ended December 31, 2019. During the year ended December 31, 2018, we recorded a charge of $888,000 to our SBA servicing rights.

Other noninterest income was $778,000 for the year ended December 31, 2019 compared to $770,000 for the year ended December 31, 2018, a slight increase of $8,000, or 1.0%. The largest component of other noninterest income is the income on bank owned life insurance which totaled $470,000 and $478,000, respectively, for the years ended December 31, 2019 and 2018.

Year ended December 31, 2018 compared to year ended December 31, 2017

Service charges on deposit accounts decreased $238,000 to $1.0 million for the year ended December 31, 2018 compared to $1.3 million for the year ended December 31, 2017. This decrease is mainly attributable to the decline in overdraft and analysis fees from 2017 to 2018.

Other service charges, commissions and fees increased $2.2 million to $10.4 million for the year ended December 31, 2018 compared to $8.2 million for the year ended December 31, 2017. This increase is attributable to a significant increase in underwriting and processing fees earned from our origination of residential mortgage loans coupled with smaller increases on various service charge, commission and fee accounts.

Total gain on sale of loans was $10.3 million in the year ended December 31, 2018 compared to $9.4 million for the same period of 2017, an increase of $913,000 or 9.7%.

Gain on sale of residential mortgage loans totaled $5.7 million in the year ended December 31, 2018 compared to $3.0 million for the same period of 2017. We sold $536.0 million in residential mortgage loans with an average premium of 1.06% in the year ended December 31, 2018 compared to the sale of $362.0 million in residential mortgage loans with an average premium of 0.84% in the same period of 2017. We originated $716.1 million of residential mortgage loans in 2018 compared to $581.2 million in 2017. This increase was driven by both consumer and investor demand for our residential mortgage product.

Gain on sale of SBA loans totaled $4.6 million in the year ended December 31, 2018 compared to $6.3 million for the same period of 2017. We sold $93.3 million in SBA loans with an average premium of 7.31% in the year ended December 31, 2018 compared to the sale of $85.9 million in SBA loans with an average premium of 9.54% in the same period of 2017.

Mortgage loan servicing income, net of amortization, was $12.0 million for the year ended December 31, 2018 compared to $8.2 million for the year ended December 31, 2017. The increase in mortgage loan servicing income was due to the growth in mortgage loans serviced for outside investors. Our total residential mortgage loan servicing portfolio was $804.2 million at December 31, 2018 compared  to $341.8 million at December 31, 2017. Mortgage  loan servicing income includes mortgage loan servicing fees, capitalized mortgage loan servicing asset and amortization of mortgage loan servicing asset.

SBA servicing income, net decreased $1.4 million to $3.1 million for the year ended December 31, 2018 compared  to $4.5 million for the year ended December 31, 2017. Our total SBA loan servicing portfolio was $431.2 million as of December 31, 2018 compared to $411.6 million as of December 31, 2017. While our servicing portfolio grew, we carry our SBA servicing rights at fair value and the inputs used to calculate fair value changed resulting in a $888,000 charge to our SBA servicing rights. The significant factors used in calculating the fair value of our servicing portfolio are discount rates which ranged from 8.8% to 14.6% at December 31, 2018 compared to 9.5% to 13.4% at December 31, 2017 and prepayment speeds which ranged from 6.8% to 12.9% at December 31, 2018 compared  to 6.4% to 8.9% at December 31, 2017.

Other noninterest income decreased $47,000 to $770,000 for the year ended December 31, 2018 compared to $817,000 for year ended December 31, 2017. The largest component of other non-interest income is the income on bank owned life insurance which totaled $478,000 and $510,000, respectively, for the years ended December 31, 2018 and 2017.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,			2019 vs.2018		2018 vs.2017
(Dollars in thousands )	2019	2018	2017	$ Change	% Change	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$24,923	$23,569	$17,956	$1,354	5.7%	$5,613	31.3%
Occupancy and equipment	4,749	4,086	2,968	663	16.2	1,118	37.7
Data processing	1,029	842	801	187	22.2	41	5.1
Advertising	649	613	634	36	5.9	(21)	(3.3)
Other expenses	8,650	9,465	8,833	(815)	(8.6)	632	7.2
Total noninterest expense	$40,000	$38,575	$31,192	$1,425	3.7%	$7,383	23.7%

Year ended December 31, 2019 compared to year ended December 31, 2018

Salaries and employee benefits expense for the year ended December 31, 2019 was $24.9 million compared to $23.6 million for the year ended December 31, 2018, an increase of $1.4 million, or 5.7%. This increase was attributable to an increase in the overall number of employees necessary to support our continued growth, annual salary adjustments, and increased benefit costs. The average number of full-time equivalent employees was 203 for the year ended December 31, 2019 compared to 181 for the year ended December 31, 2018.

Occupancy expense for the year ended December 31, 2019 was $4.7 million compared to $4.1 million for the same period during 2018, an increase of $663,000, or 16.2%. This increase was partially due to the opening of a new branch in April 2019 and the property taxes, depreciation and upkeep related to the this property.

Data  processing expense for the year ended December 31, 2019 was $1.0 million compared to $842,000 for the year ended December 31, 2018, an increase of $187,000, or 22.2%. This increase was primarily due to continued growth in our loans, deposits and an additional branch.

Advertising expense for the year ended December 31, 2019 was $649,000 compared to $613,000 for 2018, an increase of $36,000, or 5.9%. The increase was consistent with the continued growth of our loans and deposits.

Other expenses for the year ended December 31, 2019 were $8.7 million compared to $9.5 million for the year ended December 31, 2018, a decrease of $815,000, or 8.6%. The decreases were primarily due to lower mortgage related expenses, as well as decreased operating and customer service expenses. Included in other expenses were directors’ fees of $366,000 and $333,000 for the years ended December 31, 2019 and 2018, respectively.

Year ended December 31, 2018 compared to year ended December 31, 2017

Salaries and employee benefits expense for the year ended December 31, 2018 was $23.6 million compared to $18.0 million for the year ended December 31, 2017, an increase of $5.6 million, or 31.3%. This increase was attributable to an increase in the overall number of employees necessary to support our continued growth, annual salary adjustments, increased bonuses and incentives and increased benefit costs. The average number of full-time equivalent employees was 181 in 2018 compared to 157 in 2017.

Occupancy expense for 2018 was $4.1 million compared to $3.0 million for 2017, an increase of $1.1 million, or 37.7%. This increase was primarily due to the opening of four new branches since May 2018 and the property taxes, depreciation and upkeep related to these branches.

Data processing expense for 2018 was $842,000 compared to $801,000 for 2017, an increase of $41,000, or 5.1%. This increase was primarily due to continued growth in our loans and deposits.

Advertising expense for 2018 was $613,000 compared to $634,000 for 2017, a decrease of $21,000 or 3.3%. The decrease was due to management’s ongoing efforts to reduce costs.

Other expenses for 2018 were $9.5 million compared to $8.8 million in 2017, an increase of $632,000, or 7.2%. The increase was primarily due to increased operating expenses and customer service expenses. Included in other expenses were directors’ fees of $333,000 and $291,000 for the years ended December 31, 2018 and 2017, respectively.

Income Tax Expense

Income tax expense for the years ended December 31, 2019, 2018 and 2017 was $16.2 million, $14.7 million and $18.2 million, respectively. The Company’s effective tax rates for the years ended December 31, 2019, 2018 and 2017 were 26.5%, 26.2% and 36.3%, respectively. The significant decrease in the effective tax rate for the year ended December 31, 2018 compared to December 31, 2017 is primarily due to the Tax Act enacted in 2017.

We had net deferred tax liabilities of $2.9 million, $1.9 million and $1.6 million at December 31, 2019, 2018 and 2017, respectively. On December 22, 2017, the Tax Act was enacted in the United States, resulting in significant changes from previous tax law. The Tax Act reduces the federal corporate income tax rate to 21% from 35% effective January  1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the Tax Act, resulted in a provisional reduction of our net deferred tax liabilities of $176,000 and a corresponding deferred income tax benefit in 2017.

Return on Equity and Assets

The following table sets forth our return on average assets, return on average equity, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Years Ended December 31,
	2019	2018	2017
Return on average assets	2.87%	3.01%	2.77%
Return on average equity	24.23%	27.95%	27.24%
Dividend payout ratio	23.26%	22.48%	17.05%
Average shareholders' equity to average assets	11.86%	10.76%	10.16%

Financial Condition

Total assets increased $199.2 million, or 13.9%, to $1.63 billion at December 31, 2019 as compared to $1.43 billion at December 31, 2018. The increasing trend in total assets was primarily attributable to increases in total loans, including loans held for sale, driven by continued demand for our loan products in our markets and increases in cash and due from banks.

Loans

Our loans represent the largest portion  of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

Our gross loans increased $17.5 million, or 1.5%, to $1.16 billion as of December 31, 2019 compared to $1.15 billion as of December 31, 2018. Our loan growth during the year ended December 31, 2019 was comprised of a decrease of $11.0 million, or 25.7%, in construction and development loans, an increase of $28.4 million, or 7.1%, in commercial real estate loans, an increase of $20.0 million, or 60.4%, in commercial and industrial loans, a decrease of $18.7 million, or 2.8%, in residential real estate loans and a decrease of $1.2 million, or 40.2%, in consumer and other loans.

The following table presents the ending balance of each major category in our loan portfolio at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Development	$31,739	2.7%	$42,718	3.7%	$45,132	4.2%	$43,164	5.4%	$38,563	6.8%
Commercial Real Estate	424,950	36.5	396,598	34.6	369,346	34.6	370,239	46.0	330,974	58.0
Commercial and Industrial	53,105	4.6	33,100	2.9	33,671	3.2	39,938	5.0	38,442	6.7
Residential Real Estate	651,645	56.0	670,341	58.5	611,258	57.2	331,412	41.2	132,844	23.3
Consumer and other	1,768	0.2	2,957	0.3	9,186	0.8	19,565	2.4	29,932	5.2
Total gross loans	1,163,207	100.0%	1,145,714	100.0%	1,068,593	100.0%	804,318	100.0%	570,755	100.0%
Unearned income	(2,045)		(2,139)		(1,620)		(1,678)		(1,453)
Allowance for loan losses	(6,839)		(6,645)		(6,925)		(5,471)		(5,527)
Total loans, net	$1,154,323		$1,136,930		$1,060,048		$797,169		$563,775

The following table presents the maturity distribution of our loans as of December 31, 2019. The table also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	December 31, 2019
(Dollars in thousands)	One Year or Less	One to Five Years	Over Five Years	Total
Construction and Development	$25,144	$6,595	$—	$31,739
Commercial Real Estate	38,602	135,315	251,033	424,950
Commercial and Industrial	15,031	11,541	26,533	53,105
Residential Real Estate	35	636	650,974	651,645
Consumer and other	1,765	3	—	1,768
Total gross loans	$80,577	$154,090	$928,540	$1,163,207

Amounts with fixed rates	$20,195	$82,477	$30,738	$133,410
Amounts with floating or adjustable rates	60,382	71,613	897,802	1,029,797
Total gross loans	$80,577	$154,090	$928,540	$1,163,207

Our loan portfolio is concentrated in commercial real estate (primarily the unguaranteed portion of SBA loans) and residential mortgage loans with the remaining balance in construction and development, commercial and industrial, and consumer loans. 95.3% of our gross loans was secured by real property as of December 31, 2019, compared  to 96.9% as of December 31, 2018 and 96.0% as of December 31, 2017.

We have established concentration limits in the loan portfolio for commercial real estate loans, commercial and industrial loans, and unsecured lending, among others. All loan types are within established limits. We use underwriting guidelines to assess the borrowers’ historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial  and performance covenants are used in commercial lending agreements to allow us to react to a borrower’s deteriorating financial condition,  should that occur. For more information, see “Item 1 – Business – Lending Activities.”

The principal categories of our loan portfolios  are discussed below:

Construction and development loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans carry a fixed interest rate and have maturities of less than 18 months. Our LTV policy limits are 65% for construction and development loans. Additionally, we impose limits on the total dollar amount of this category of our portfolio. Construction and development loans may not exceed 100% of our total bank capital at any point in time. The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. Advances on construction loans are made relative to the overall percentage of completion on the project in an effort to remain adequately secured. Such properties  may not be sold or leased so as to generate the cash flow anticipated by the borrower.

As of December 31, 2019, our construction and development loans comprised $31.7 million, or 2.7%, of total loans, compared to $42.7 million, or 3.7%, of total loans as of December 31, 2018. This compares to $45.1 million, or 4.2%, of total loans as of December 31, 2017.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-owner occupied commercial real estate. We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain  a personal guarantee from responsible parties. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. At December 31, 2019, approximately 82.1% of our commercial real estate loans were owner-occupied.

As of December 31, 2019 our loans secured by commercial real estate were $425.0 million, or 36.5%, of total loans compared to $396.6 million, or 34.6%, as of December 31, 2018. This increase was due to consistent loan production and market demand for these types of loans. Commercial real estate loans were $369.3 million, or 34.6%, of our portfolio as of December 31, 2017. Our non-owner occupied commercial real estate loans make up a small percentage of our overall commercial real estate loan portfolio. Non-owner occupied commercial real estate loans were 17.9%, 19.2%, and 20.0%, as a percentage of commercial real estate loans for the years ending December 31, 2019, 2018, and 2017, respectively.

We originate both fixed and adjustable rate loans. Adjustable rate loans are based on LIBOR, prime rate or constant  maturity treasury (“CMT”). At December 31, 2019 and 2018, approximately 27.6% and 18.7% of the commercial real estate portfolio consisted of fixed-rate loans, respectively. Our policy maximum LTV is 85% for commercial real estate loans. However, our weighted average LTV is well below this policy maximum. Newly originated and renewed loans for the years ending December 31, 2019 and 2018 carried a weighted average LTV of 67.3% and 61.5%, respectively.

Commercial and industrial loans. We provide a mix of variable and fixed rate commercial and industrial loans. The loans are typically made to small and medium-sized businesses for working capital needs, business expansions and for trade financing. We extend commercial business loans on an unsecured and secured basis for working capital, accounts receivable and inventory financing, machinery and equipment purchases, and other business purposes. Generally, short-term loans have maturities ranging from six months to one year, and “term loans” have maturities ranging from five to ten years. Loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating interest rates, with monthly payments of both principal and interest.

As of December 31, 2019, our commercial and industrial loans comprised $53.1 million, or 4.6%, of total loans, compared to $33.1 million, or 2.9% of total loans as of December 31, 2018. This compares to $33.7 million, or 3.2%, of total loans as of December 31, 2017.

A significant portion of both our commercial real estate and commercial and industrial loans are SBA loans. We are designated an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized retail, hotel/motel, service and distribution businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral  may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance. As of December 31, 2019, our SBA portfolio totaled $173.6 million compared  to $167.4 million as of December 31, 2018. This increase was primarily a result of more originations offset by the amortization of our SBA portfolio. We originated and sold $155.0 million and $118.4 million during the year ended December 31, 2019 compared  to originations and sales of $121.0 million and $93.3 million for the year ended December 31, 2018. We originated and sold $121.6 million and $85.9 million of SBA loans during the year ended December 31, 2017.

From our total SBA loan portfolio of $173.6 million at December 31, 2019, $151.2 million is secured by real estate and $22.4 million is unsecured or secured by business assets, which we classify as commercial and industrial loans.

Residential real estate loans. We originate mainly non-conforming single-family residential mortgage loans through  our branch network, without the use of any third party originator. During 2019, our primary loan product was a five-year hybrid adjustable rate mortgage which reprices after five years to the one-year CMT plus certain spreads. We originate the residential mortgage loans to sell on the secondary market and also to hold for investment.

As of December 31, 2019, our residential real estate loans comprised $651.6 million, or 56.0%, of total loans, compared  to $670.3 million, or 58.5%, of total loans as of December 31, 2018. This compares to $611.3 million, or 57.2%, of total loans as of December 31, 2017.  The decrease in 2019 was due to the decline in residential mortgage production due to increased competition in our markets.    During the years ended December 31, 2019 and 2018, we originated $644.5 million and $716.1 million and sold $520.1 million and $536.0 million, respectively, in residential mortgage loans. During the year ended December 31, 2017, we originated $581.7 million and sold $362.0 million in residential mortgage loans.

Consumer and other loans. These loans represent a small portion of our overall portfolio and primarily consist of purchased auto loan pools. These loans are underwritten by third parties, packaged then purchased by the Bank after a thorough evaluation of the pool. Consumer loans carry a greater amount of risk and collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

As of December 31, 2019, our consumer and other loans comprised $1.8 million, or 0.2%, of total loans, compared to $3.0 million, or 0.3% of total loans as of December 31, 2018. This compares to $9.2 million, or 0.8%, of total loans as of December 31, 2017. Our consumer loans have steadily decreased since December 31, 2017 due to our decision to discontinue the purchase of auto loan pools in 2016.

Nonperforming Assets

Loans are considered delinquent when principal or interest payments are past due 30 days or more. Delinquent loans may remain on accrual status between 30 days and 90 days past due. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Typically, the accrual of interest on loans is discontinued when principal and interest payments are past due 90 days or more or when, in the opinion of management, there is a reasonable doubt as to collectability in the normal course of business. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Loans are restored to accrual status when loans become well-secured and management believes full collectability of principal and interest is probable.

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as OREO until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming loans include loans 90 days or more past due and still accruing, loans accounted for on a nonaccrual basis and accruing restructured loans. Nonperforming assets consist of nonperforming loans plus OREO.

Nonperforming loans were $14.7 million at December 31, 2019 compared to $9.0 million at December 31, 2018 and $10.0 million at December 31, 2017. The increase from December 31, 2018 to December 31, 2019 was primarily attributable to a $1.4 million increase in nonaccrual construction and development loans and a $6.2 million increase in nonaccrual residential real estate loans. The decrease in the year ended December 31, 2018 was primarily due to a $2.5 million decrease in nonaccrual construction and development loans, offset by a $1.4 million increase in nonaccrual commercial real estate loans. The increase in the year ended December 31, 2017 was primarily due to an increase in commercial real estate, construction and development, and commercial and industrial loan delinquencies. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2019, 2018 and 2017.

We recognized interest income on loans modified under troubled debt restructurings of $301,000, $156,000 and $145,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. At December 31, 2019, included in nonaccrual loans were $1.4 million of construction and development loans, $2.9 million of commercial real estate loans, $19,000 in commercial and industrial loans and $7.9 million in residential real estate loans. Nonaccrual loans at December 31, 2018 comprised of $3.3 million in commercial real estate loans, $0.7 million in commercial and industrial loans, and $1.7 million in residential real estate loans. While nonaccrual residential real estate loans increased by $6.2 million during 2019, the weighted average LTV of these loans was below 55% at December 31, 2019.

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Nonaccrual loans	$12,236	$5,667	$7,083	$30	$1,831
Past due loans 90 days or more and still accruing	—	—	—	92	—
Accruing troubled debt restructured loans	2,459	3,298	2,945	3,432	3,113
Total nonperforming loans	14,695	8,965	10,028	3,554	4,944
Other real estate owned	423	—	610	365	1,167
Total nonperforming assets	$15,118	$8,965	$10,638	$3,919	$6,111
Nonperforming loans to gross loans	1.26%	0.78%	0.94%	0.44%	0.87%
Nonperforming assets to total assets	0.93%	0.63%	0.83%	0.36%	0.91%
Allowance for loan losses to nonperforming loans	46.54%	74.12%	69.06%	153.94%	111.79%

Allowance for loan losses

The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged-off  against the allowance when management believes a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management’s methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The ALL is determined on a quarterly basis and reflects management’s estimate of probable incurred credit losses inherent in the loan portfolio. We also rely on internal and external loan review procedures to further assess individual loans and loan pools, and economic data for overall industry and geographic trends. The computation includes element of judgment and high levels of subjectivity.

A loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans include loans on nonaccrual status and performing restructured loans. Income from loans on nonaccrual status is recognized to the extent cash is received and when the loan’s principal balance is deemed collectible. Depending on a particular loan’s circumstances, we measure impairment of a loan based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. A loan is considered collateral dependent when repayment of the loan is based solely on the liquidation of the collateral. Fair value, where possible, is determined by independent appraisals, typically on an annual basis. Between appraisal periods, the fair value may be adjusted based on specific events, such as if deterioration of quality of the collateral comes to our attention as part of our problem loan monitoring process, or if discussions with the borrower lead us to believe the last appraised value no longer reflects the actual market value for the collateral. The impairment amount on a collateral-dependent loan is charged-off  to the allowance if deemed not collectible and the impairment amount  on a loan that is not collateral-dependent is set up as a specific reserve.

In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructuring. These concessions may include a reduction  of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential  losses. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the loan is modified may be excluded from restructured loan disclosures in years subsequent to the restructuring if the loans are in compliance with their modified terms. A restructured loan is considered impaired despite its accrual status and a specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate or the fair value of the collateral less estimated costs to sell if the loan is collateral dependent. Interest income on impaired loans is accrued as earned, unless the loan is placed on non-accrual status.

The allowance for loan losses was $6.8 million at December 31, 2019 compared to $6.6 million at December 31, 2018, an increase of $194,000, or 2.9%. The increase was mainly due to increased specific allocations on residential mortgage loans, as well as a large recovery received on a commercial real estate loan. The increase in reserve was partially offset by a $302,000 decrease in the reserve necessary to cover losses on our auto loan pools as a result of reduced exposure to these loans, which declined from $2.6 million at December 31, 2018 to $0.8 million at December 31, 2019.

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

Analysis of the Allowance for Loan Losses. The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	December 31,
(Dollars in thousands)	2019	2018	2017	2016	2015
Balance, beginning of period	$6,645	$6,925	$5,470	$5,527	$5,986
Charge-offs:
Construction and development	—	—	—	—	—
Commercial real estate	237	88	131	42	462
Commercial and industrial	14	39	—	95	123
Residential real estate	—	—	—	—	—
Consumer and other	525	1,939	1,513	—	—
Total charge-offs	776	2,066	1,644	137	585
Recoveries:
Construction and development	—	—	—	—	—
Commercial real estate	752	22	41	63	126
Commercial and industrial	—	—	—	17	—
Residential real estate	—	—	—	—	—
Consumer and other	218	527	—	—	—
Total recoveries	970	549	41	80	126
Net charge-offs/(recoveries)	(194)	1,517	1,603	57	459
Provision for loan losses	—	1,237	3,058	—	—
Balance, end of period	$6,839	$6,645	$6,925	$5,470	$5,527
Total loans at end of period	$1,163,207	$1,145,714	$1,068,593	$804,318	$570,755
Average loans(1)	1,218,219	1,110,451	966,707	679,733	525,961
Net charge-offs to average loans	(0.02)%	0.14%	0.17%	0.01%	0.09%
Allowance for loan losses to total loans	0.59%	0.58%	0.65%	0.68%	0.97%

(1)	Excludes loans held for sale

Net charge-offs were a  $194,000 net recovery and $1.5 million net charge-off for the years ended December 31, 2019 and 2018, respectively. For the years ended December 31, 2019 and 2018, $525,000 and $1.9 million in charge-offs were recorded to the auto loan pools which are a part of the consumer and other loan portfolio. In 2016, management elected to discontinue purchasing this product and is letting this portfolio paydown and provisioning for any calculated losses when necessary. As of December 31, 2019, the auto loan pools have a remaining balance of $810,000.

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,
	2019		2018		2017		2016		2015
	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to
(Dollars in thousands)	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
Construction and Development	$131	2.7%	$235	3.7%	$127	4.2%	$116	5.4%	$341	6.8%
Commercial Real Estate	2,320	36.5	2,601	34.6	2,135	34.6	2,854	46.0	3,611	58.0
Commercial and Industrial	448	4.6	380	2.9	261	3.2	257	5.0	496	6.7
Residential Real Estate	3,457	56.0	3,042	58.5	3,048	57.2	5	41.2	396	23.3
Consumer and other	91	0.2	387	0.3	1,170	0.8	1,656	2.4	45	5.2
Unallocated	392	—	—	—	184	—	582	—	638	—
Total allowance for loan losses	$6,839	100.0%	$6,645	100.0%	$6,925	100.0%	$5,470	100.0%	$5,527	100.0%

Investment Securities

Our securities portfolio is the third largest component of our interest earning assets. The portfolio serves the following purposes: (i) to optimize the Bank’s income consistent with the investment portfolio’s liquidity and risk objectives; (ii) to balance market and credit risks of other assets and the Bank’s liability structure;  (iii) to profitably  deploy funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes; (iv) provide collateral which the Bank is required to pledge against public funds.

We classify our securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting  guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

All of the securities in our investment portfolio were classified as available-for-sale as of December 31, 2019. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of U.S. government-sponsored agency securities, home mortgage-backed securities and state and municipal bonds. No issuer of the available-for-sale securities, other than the Small Business Administration, comprised more than ten percent of our shareholders’ equity as of December 31, 2019, 2018, or 2017.

The following table presents the amortized cost and fair value of our available-for-sale securities portfolio as of the dates presented.

	Year Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government entities and agencies	$12,436	$12,436	$15,183	$15,183	$16,661	$16,661
States and political subdivisions	1,246	1,279	1,248	1,213	1,249	1,235
Mortgage-backed GSE residential	2,015	1,980	2,607	2,492	3,245	3,155
Total securities available for sale	$15,697	$15,695	$19,038	$18,888	$21,155	$21,051

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2019, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized  cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers  have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with contractual maturities due in one year or less as of December 31, 2019.

	As of December 31, 2019
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
Obligations of U.S. Government entities and agencies	$545	2.57%	$2,324	2.57%	$3,261	2.57%	$6,306	2.61%	$12,436	2.59%
States and political subdivisions	266	1.80	—	—	1,013	2.20	—	—	1,279	2.12
Mortgage-backed GSE residential	502	1.43	1,211	1.45	266	1.49	1	4.06	1,980	1.45
Total securities available for sale	$1,313	1.97%	$3,535	2.18%	$4,540	2.43%	$6,307	2.61%	$15,695	2.41%

We have not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate our interest rate risk.

Deposits

Deposits represent the Bank’s primary source of funds, and we gather deposits primarily through our branch locations. We offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts and certificate of deposits. We put continued effort into gathering noninterest-bearing demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and expansion into new markets.

Total deposits increased $63.1 million, or 5.1%, to $1.31 billion at December 31, 2019 compared to $1.24 billion at December 31, 2018. As of December 31, 2019, 22.3% of total deposits were comprised of noninterest-bearing demand accounts and 77.7% of interest-bearing deposit accounts compared to 24.0% and 76.0% as of December 31, 2018, respectively. Total deposits increased $224.2 million, or 22.0%, at December 31, 2018 from $1.02 billion as of December 31, 2017. Our noninterest-bearing demand accounts were 25.5% of total deposits and our interest-bearing deposits accounted for the remaining 74.5% of our deposits as of December 31, 2017.

We had no brokered deposits at December 31, 2019 compared to $53.5 million, or 4.3% of total deposits, at December 31, 2018 and $73.5 million, or 7.2%, of total deposits at December 31, 2017. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support  our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered  deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$297,174	—%	$284,702	—%	$244,040	—%
Interest-bearing demand deposits	33,873	0.20	40,133	0.19	48,271	0.31
Savings and money market deposits	151,308	1.87	80,298	0.93	78,313	0.60
Time deposits	782,169	2.33	663,654	1.76	503,561	1.24
Brokered time deposits	34,129	2.39	90,602	1.68	75,957	1.17
Total interest-bearing deposits	1,001,479	2.19	874,687	1.60	706,102	1.09
Total deposits	$1,298,653	1.69%	$1,159,389	1.21%	$950,142	0.81%

The following table sets forth the scheduled maturities of time deposits of $250,000 or greater as of December 31, 2019:

(Dollars in thousands)	December 31, 2019
Remaining maturity:
Three months or less	$83,822
Over three through six months	51,677
Over six through twelve months	62,281
Over twelve months	916
Total time deposits $250,000 or greater	$198,696

Borrowed Funds

Other than deposits, the Company utilizes FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At December 31, 2019, 2018 and 2017, we had maximum borrowing capacity from the FHLB of $494.3 million, $433.0 million and $373.7 million, respectively. At December 31, 2019, we had $60.0 million of outstanding advances from the FHLB. We had no outstanding advances from the FHLB at December 31, 2018. At December 31, 2017, we had $120.0 million of outstanding advances from the FHLB.

The following table provides information related to our FHLB Advances for the periods indicated:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Maximum amount outstanding at any month-end during the period	$60,000	$135,000	$120,000
Balance outstanding at end of period	60,000	—	120,000
Average outstanding balance during the period	28,333	32,500	61,525
Weighted average interest rate during the period	0.95%	1.64%	1.48%
Weighted average interest rate at end of period	0.75	—	1.49

In addition  to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at December 31, 2019, 2018, and 2017. We did not have any advances outstanding under these agreements for any of the periods presented. We also have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of December 31, 2019, 2018 and 2017. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital and strategic cash flow needs, all at a reasonable cost. We continuously  monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits, and additional borrowings from correspondent banks, FHLB  advances, and the Federal Reserve discount window.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2019 and 2018, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of December 31, 2019 and 2018. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2019, we had $60.0 million of outstanding advances from the FHLB. Based on the values of commercial real estate and residential mortgage loans pledged as collateral, we had $434.3 million and $433.0 million of additional borrowing availability with the FHLB as of December 31, 2019 and 2018, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain  a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-

traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. For more information, see “Item 1. Business – Regulation and Supervision – Regulation of the Company – Capital Requirements.”

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2019 and 2018. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2019 and 2018. As of December 31, 2019, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2019 that management believes would change this classification.

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes:		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Consolidated	$215,377	22.01%	N/A	N/A	N/A	N/A
Bank	199,539	20.40%	78,251	8.0%	97,814	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	208,538	21.31%	N/A	N/A	N/A	N/A
Bank	192,700	19.70%	58,688	6.0%	78,251	8.00%
Common Tier 1 (CET1)
Consolidated	208,538	21.31%	N/A	N/A	N/A	N/A
Bank	192,700	19.70%	44,016	4.5%	63,579	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	208,538	12.70%	N/A	N/A	N/A	N/A
Bank	192,700	11.74%	65,655	4.0%	82,069	5.00%
As of December 31, 2018
Total Capital (to Risk Weighted Assets)
Consolidated	$166,851	18.16%	N/A	N/A	N/A	N/A
Bank	163,339	17.80%	73,392	8.0%	91,740	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	160,207	17.44%	N/A	N/A	N/A	N/A
Bank	156,696	17.08%	55,044	6.0%	73,392	8.00%
Common Tier 1 (CET1)
Consolidated	160,207	17.44%	N/A	N/A	N/A	N/A
Bank	156,696	17.08%	41,283	4.5%	59,631	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	160,207	11.14%	N/A	N/A	N/A	N/A
Bank	156,696	10.91%	57,455	4.0%	71,819	5.00%

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations as of December 31, 2019:

	Payments Due by Period at December 31, 2019
(Dollars in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$525,717	$—	$—	$—	$525,717
Time deposits	770,765	8,906	1,989	—	781,660
FHLB advances	—	—	—	60,000	60,000
Operating lease liabilities	1,666	3,196	3,315	4,299	12,476
Total contractual obligations	$1,298,148	$12,102	$5,304	$64,299	$1,379,853

We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain  adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

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

The following table presents outstanding financial commitments whose contractual amount represents credit risks as of the dates indicated:

	December 31,
(Dollars in thousands)	2019	2018
Commitments to extend credit	$64,243	$65,283
Standby letters of credit	5,213	4,250
Total off-balance sheet commitments	$69,456	$69,533

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified interest rate risk as our primary source of market risk.

Interest Rate Risk

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2019, 2018 and 2017 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Shock in basis points)	+200	-100	+200	-100
December 31, 2019	5.00%	(1.30)%	6.10%	(1.30)%
December 31, 2018	4.53%	(3.12)%	2.07%	(5.68)%
December 31, 2017	4.27%	(2.58)%	2.10%	(7.62)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
December 31, 2019	3.40%	4.20%	3.50%	(3.10)%
December 31, 2018	(2.70)%	(0.10)%	1.20%	(3.00)%
December 31, 2017	3.00%	4.50%	3.70%	(5.10)%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of MetroCity Bankshares, Inc.

Doraville, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetroCity Bankshares, Inc. and subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company's auditor since 2014.

Atlanta, Georgia

March 19, 2020

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2019	2018

Assets:
Cash and due from banks	$270,496	$130,263
Federal funds sold	5,917	8,164
Cash and cash equivalents	276,413	138,427
Securities purchased under agreements to resell	15,000	15,000
Securities available for sale (at fair value)	15,695	18,888
Loans held for sale	85,793	56,865
Loans, less allowance for loan losses of $6,839 and $6,645, respectively	1,154,323	1,136,930
Accrued interest receivable	5,101	4,957
Federal Home Loan Bank stock	3,842	1,163
Premises and equipment, net	14,460	14,391
Operating lease right-of-use asset	11,957	—
Foreclosed real estate, net	423	—
SBA servicing asset, net	8,188	8,446
Mortgage servicing asset, net	18,068	14,934
Bank owned life insurance	20,219	19,749
Other assets	2,376	2,900
Total assets	$1,631,858	$1,432,650

Liabilities:
Deposits:
Non interest-bearing demand	$292,008	$299,182
Interest-bearing	1,015,369	945,050
Total deposits	1,307,377	1,244,232

Federal Home Loan Bank advances	60,000	—
Other borrowings	3,129	4,257
Operating lease liability	12,476	—
Accrued interest payable	890	1,251
Other liabilities	31,262	14,302
Total liabilities	1,415,134	1,264,042

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,529,891 and 24,258,062 shares issued and outstanding	255	242
Additional paid-in capital	53,854	39,915
Retained earnings	162,616	128,555
Accumulated other comprehensive loss	(1)	(104)
Total shareholders' equity	216,724	168,608
Total liabilities and shareholders' equity	$1,631,858	$1,432,650

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Interest and dividend income:
Loans, including fees	$79,338	$70,246	$59,110
Other investment income	3,294	2,169	1,190
Federal funds sold	581	464	214
Total interest income	83,213	72,879	60,514

Interest expense:
Deposits	21,951	14,011	7,729
FHLB advances and other borrowings	287	664	890
Total interest expense	22,238	14,675	8,619

Net interest income	60,975	58,204	51,895

Provision for loan losses	—	1,237	3,058

Net interest income after provision for loan losses	60,975	56,967	48,837

Noninterest income:
Service charges on deposit accounts	1,107	1,036	1,274
Other service charges, commissions and fees	10,384	10,395	8,237
Gain on sale of residential mortgage loans	9,141	5,679	3,035
Mortgage servicing income, net	9,294	11,994	8,168
Gain on sale of SBA loans	5,444	4,616	6,347
SBA servicing income, net	3,745	3,119	4,527
Other income	778	770	817
Total noninterest income	39,893	37,609	32,405

Noninterest expense:
Salaries and employee benefits	24,923	23,569	17,956
Occupancy and equipment	4,749	4,086	2,968
Data processing	1,029	842	801
Advertising	649	613	634
Other expenses	8,650	9,465	8,833
Total noninterest expense	40,000	38,575	31,192

Income before provision for income taxes	60,868	56,001	50,050
Provision for income taxes	16,150	14,667	18,153
Net income	$44,718	$41,334	$31,897

Earnings per share:
Basic	$1.82	$1.71	$1.34
Diluted	$1.81	$1.69	$1.32

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017

Net income	$44,718	$41,334	$31,897

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale arising during the period	148	(46)	(10)
Tax effect	(45)	(3)	3

Other comprehensive income (loss)	103	(49)	(7)

Comprehensive income	$44,821	$41,285	$31,890

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2017	23,642,510	$236	$37,019	$70,067	$(61)	$107,261
Net income	—	—	—	31,897	—	31,897
Stock based compensation expense	—	—	718	—	—	718
Vesting of restricted stock	172,372	2	(2)	—	—	—
Stock option exercise	260,000	2	683	—	—	685
Other comprehensive loss	—	—	—	—	(7)	(7)
Dividends on common stock ($0.23 per share)	—	—	—	(5,439)	—	(5,439)
Balance, December 31, 2017	24,074,882	240	38,418	96,525	(68)	135,115
Net income	—	—	—	41,334	—	41,334
Stock based compensation expense	—	—	1,499	—	—	1,499
Vesting of restricted stock	183,180	2	(2)	—	—	—
Impact of adoption of new accounting standard(1)	—	—	—	(13)	13	—
Other comprehensive loss	—	—	—		(49)	(49)
Dividends on common stock ($0.38 per share)	—	—	—	(9,291)	—	(9,291)
Balance, December 31, 2018	24,258,062	$242	$39,915	$128,555	$(104)	$168,608
Net income	—	—	—	44,718	—	44,718
Stock based compensation expense	—	—	1,526	—	—	1,526
Vesting of restricted stock	157,316	2	(2)	—	—	—
Repurchase and retirement of common stock	(110,000)	(1)	(1,484)	—	—	(1,485)
Issuance of common stock through IPO, net of exepnses of $1.6 million	1,224,513	12	13,899	—	—	13,911
Impact of adoption of new accounting standard(2)	—	—	—	(255)	—	(255)
Other comprehensive income	—	—	—	—	103	103
Dividends on common stock ($0.42 per share)	—	—	—	(10,402)	—	(10,402)
Balance, December 31, 2019	25,529,891	$255	$53,854	$162,616	$(1)	$216,724

(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2018‑02: Income Statement - Reporting Comprehensive Income (Topic 220)
(2)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016‑02: Leases

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017
Cash flow from operating activities:
Net income	$44,718	$41,334	$31,897
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	2,718	899	593
Provision for loan losses	—	1,237	3,058
Stock based compensation expense	1,526	1,499	718
Write-down of abandoned leasehold improvements	—	—	289
Gain on sale of foreclosed real estate	—	(36)	8
Deferred income tax expense (benefit)	1,088	355	(134)
Origination of residential real estate loans held for sale	(549,185)	(716,140)	(235,119)
Proceeds from sales of residential real estate loans	529,398	541,690	365,044
Gain on sale of residential mortgages	(9,141)	(5,679)	(3,035)
Origination of SBA loans held for sale	(121,347)	(121,009)	(85,932)
Proceeds from sales of SBA loans held for sale	126,791	97,957	92,278
Gain on sale of SBA loans	(5,444)	(4,616)	(6,347)
Increase in cash value of bank owned life insurance	(470)	(478)	(510)
Increase in accrued interest receivable	(144)	(201)	(988)
Decrease (increase) in SBA servicing rights	258	920	(512)
Increase in mortgage servicing rights	(3,134)	(8,091)	(6,843)
Decrease (increase) in other assets	480	2,644	(3,687)
(Decrease) increase in accrued interest payable	(361)	850	45
Increase in other liabilities	14,448	5,874	989
Net cash flow provided (used) by operating activities	32,199	(160,991)	151,812

Cash flow from investing activities:
Purchases of securities under resell agreements	—	—	(15,000)
Purchases of securities available for sale	—	—	(1,250)
Proceeds from maturities, calls or paydowns of securities available for sale	3,304	2,075	8,040
(Purchase) redemption of Federal Home Loan Bank stock	(2,679)	4,929	(867)
(Increase) decrease in loans, net	(17,816)	104,354	(263,086)
Purchases of premises and equipment	(1,098)	(2,855)	(5,912)
Proceeds from sales of foreclosed real estate owned	—	907	133
Net cash flow (used) provided by investing activities	(18,289)	109,410	(277,942)

Cash flow from financing activities:
Increase in deposits, net	63,145	224,248	149,117
Proceeds (repayments) from Federal Home Loan Bank advances	60,000	(120,000)	11,300
Decrease in other borrowings, net	(1,128)	(782)	(302)
Exercise of stock options	—	—	685
Issuance of common stock, net of expenses	13,911	—	—
Repurchase of common stock	(1,485)	—	—
Dividends paid on common stock	(10,367)	(9,291)	(5,401)
Net cash flow provided by financing activities	124,076	94,175	155,399

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2019	2018	2017

Net change in cash and cash equivalents	137,986	42,594	29,269
Cash and cash equivalents at beginning of period	138,427	95,833	66,564

Cash and cash equivalents at end of period	$276,413	$138,427	$95,833

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$423	$261	$387

Initial recognition of operating lease right-of-use assets	$13,610	$—	$—

Initial recognition of operating lease liabilities	$14,011	$—	$—

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$22,599	$13,825	$8,575

Income taxes	$12,490	$10,400	$20,087

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MetroCity Bankshares, Inc. (the “Company”) was formed for the sole purpose of owning and operating its wholly owned subsidiary, Metro City Bank (the “Bank”). The Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction on December 31, 2014. The Bank is a Georgia state chartered bank and commenced operations in 2006. The Bank’s main office is located in Doraville, Georgia, and it operates branches in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. The main emphasis of the Bank is on commercial banking and it offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, including single family residential loans, money transfers and a variety of other banking services. The Company is subject to the regulations of Federal and State banking agencies and is periodically examined by them.

In October 2019, the Company completed the initial public offering of its common stock pursuant to a registration statement on Form S-1 (File No. 333-233625), which was declared effective by the SEC on October 2, 2019.  The Company sold 1,224,513 shares of its common stock at a public offering price of $13.50 per share in the offering, including 224,513 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares on October 30, 2019, for an aggregate price of approximately $16.5 million and certain selling stockholders sold 939,000 shares in the offering.  The Company received net proceeds of approximately $13.9 million, after deducting underwriting discounts and commissions of approximately $1.1 million and expenses of approximately $1.6 million.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s accounting and reporting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) and with general practices within the financial services industry. Certain prior period amounts have been reclassified to conform to the current year presentation. The Company has evaluated subsequent events for recognition and disclosure through the date these consolidated financial statements were issued.

On August 30, 2019, the Company effected a 2-for-1 common stock split, as approved by the Company’s Board of Directors. Common stock and per share data included in these financial statements have been restated to reflect this stock split.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates.

Significant Group Concentrations of Credit Risk

A substantial portion of the Company’s loan portfolio is to customers in the Atlanta, Georgia and New York, New York metropolitan areas. The ultimate collectability of a substantial portion of the portfolio is therefore susceptible to changes in the economic and market condition in and around this area.

The nature of the Company’s business requires that it maintain amounts due from banks, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash and Cash Equivalents

For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks,” which includes cash on hand, cash items in process of collection, and amounts due from banks. Cash flows from loans, federal funds sold, other borrowings, and deposits are reported net.

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These amounts were $16.4 million and $14.4 million as of December 31, 2019 and 2018, respectively and are included in Cash and Due from Banks.

Securities Purchased Under Agreements to Resell

The Company enters into purchases of securities under agreements to resell substantially identical securities. Securities purchased under agreements to resell consist of U.S. Treasury securities. The amounts advanced under these agreements are reflected as assets. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s rights to request additional collateral, based on its monitoring of the fair value of the underlying securities on a daily basis. The securities are delivered by appropriate entry into the Company’s account maintained at the Federal Reserve Bank or into a third-party custodian’s account designated under a written custodial agreement that explicitly recognizes the Company’s interest in the securities. These agreements renew monthly until cancelled.

Investment Securities

Debt securities that management has the intent and ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, including equity securities with readily, determinable fair values, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of the related tax effect. There were no held to maturity or trading securities at December 31, 2019 and 2018.

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. The general standards of accounting for other than temporary impairment (OTTI) losses requires the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security. Realized gains and losses for securities classified as available for sale and held to maturity are included in earnings and are derived using the specific identification method for determining the amortized cost of securities sold.

Federal Home Loan Bank Stock

Federal Home Loan Bank (FHLB) stock represents an equity interest in a FHLB. It does not have a readily determinable fair value because its ownership is restricted and it lacks a market. The amount of FHLB stock held by the Company is required by the FHLB to be maintained and is based on membership requirements and terms of advance agreements. Such restricted equity securities without a readily determinable fair value are recorded at cost.

The Company believes its holdings in the stock is ultimately recoverable at par value and therefore determined that FHLB stock was not other-than-temporarily impaired. In addition, the Company has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans transferred to the held-for-sale category are transferred at the lower of cost or fair value, with charges made recognized as a realized loss on sale of loans. Increases in fair value are not recognized until the loans are sold.

Realized gains and losses on sales of loans are based upon specific identification of the loan sold and included in noninterest income. Loans held for sale are generally sold with servicing rights retained and recorded at fair value at sale as servicing assets.

The Company typically sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained  interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount  between the asset sold and the retained interest, including these servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans, less allowance for loan losses in the accompanying consolidated balance sheets.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest on commercial, real estate loans and installment loans is credited to income on a daily basis based upon the principal amount outstanding. Loan origination fees and certain direct origination costs, less the costs associated with closing the loan, are capitalized and recognized as an adjustment of the yield of the related loan.

Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

When interest accrual is discontinued, all unpaid accrued interest is reversed against current interest income. Interest income is subsequently recognized only to the extent cash payments are received. Loans are returned to accrual status when all the principal and interest amounts contractually due are reasonably assured of repayment within a reasonable time frame.

A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the estimated fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The Company has sold guaranteed portions of Small Business Administration (SBA) loans in the SBA secondary market and continues to service these loans. Gains or losses on guaranteed portions of SBA loans which are sold are recorded in other income, based on the net proceeds received and the basis in the portion of the loan sold. The basis in the portion of the loan sold is determined by allocating a portion of the loan carrying value to the portion sold based on its fair value, relative to the fair value of the portion of the loan retained and the estimated servicing asset.

Purchased Loans

Purchased loans having evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. ASC 310-30 requires that acquired credit-impaired loans to be recorded at fair value and prohibits carryover of the related allowance for loan losses.

The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The Company must estimate expected cash flows at each reporting date. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior provisions and adjust accretable discount if no prior provisions have been made. This increase in accretable discount will have a positive impact on interest income. In addition, purchased loans without evidence of credit deterioration are also handled under this method. Loans acquired that do not have evidence of credit deterioration since origination are accounted for under ASC 310-20, Nonrefundable Fees and Other Costs. Interest is recognized using the simple interest method.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to expense. The allowance for loan losses is increased by provision charges to income and decreased by charge-offs (net of recoveries). Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. The allowance for loan losses is maintained at a level believed adequate by management to absorb estimated probable inherent loan losses and estimated losses relating to specifically identified loans. Management’s periodic evaluation of the adequacy of the allowance is based upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in our market areas.

This evaluation is inherently subjective as it requires material estimates that are susceptible to significant change including the amounts and timing of future cash flows expected to be received on impaired loans.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for losses on loans. Such agencies may require the Company to recognize additions to the allowance based on their judgment about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowance for losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

The allowance for loan losses may consist of specific, general, and unallocated components. The specific component relates to loans that are classified as impaired. A loan is considered impaired when, based on current information and events, it is probable the Company will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due.

Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

Impaired loans are measured by either the present value of the expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the estimated fair value of the collateral if the loan is collateral dependent. The amount of the impairment, if any, and any subsequent changes are included in the allowance for loan losses.

General allowances are established for non-impaired loans. These loans are assigned a risk rating, and the allocated allowance for loan losses is determined based upon the loss percentage factors that correspond to each risk rating. Loss percentage factors are based on both historical loss experience and peer data, adjusted for qualitative factors. The qualitative factors consider credit concentrations, recent levels and trends in delinquencies and nonaccrual loans, and growth in the loan portfolio. The occurrence of certain events could result in changes to the loss factors. Accordingly, these loss factors are reviewed periodically and modified by management. General allowances are established for loans that can be pooled into pools based on similar characteristics. Loss percentage factors applied to these pools are based on an analysis of historical charge-off experience and expected losses given default derived from the Company’s internal risk rating process. These factors are developed and applied to the portfolio in terms of loan type and line of business. Adjustments are also made to the allowance for the pools after an assessment of internal and external influences on credit quality that have not yet been reflected in the historical loss or risk rating data.

The general allowances are determined based on consideration of historical loss data, the various risk characteristics of each loan segment, and whether the loans are within or outside the Company’s general market area. Risk characteristics relevant to each portfolio segment are as follows:

Construction and development – Loans in this segment primarily include real estate development loans for which payment is derived from the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial real estate – Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans.

Commercial and industrial – Loans in this segment are made to businesses and are generally secured by assets of the business. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased customer spending, will have an effect on the credit quality in this segment.

Single family residential mortgages – Loans in this segment include loans for residential real estate. Loans in this segment are dependent on credit quality of the individual borrower. The overall health of the economy, including unemployment rates will have an effect on the credit quality of this segment.

Consumer and other – Loans in this segment are made to individuals and are secured by personal assets, as well as loans for farmland and other loans. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates will have an effect on the credit quality in this segment.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lesser of the investment in the property or fair value less selling costs at the date of foreclosure establishing a new cost basis. Any write down to fair value at the time of foreclosure is charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed real estate and subsequent adjustment to the value are expensed.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements have a useful life equal to the shorter of useful life or lease term. Maintenance and repairs that do not extend the useful life of the premises and equipment are charged to expense. The useful lives of premises and equipment are as follows:

Asset Type	Useful Life
Building	40 years
Leasehold improvements	3-20 years
Furniture, fixtures, and equipment	5-7 years
Computer equipment	4-5 years
Computer software	3 years

Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.

SBA and USDA Loan Servicing Rights

SBA and USDA Loan servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the loans between the loan servicing rights and the loans based on their relative fair values. Capitalized servicing rights are measured at fair value at each reporting date and changes in fair value are reported in earnings in the period they occur. Fair values are estimated using either an independent valuation or by discounted cash flows based on a current market interest rate.

Residential Mortgage Servicing Rights

When residential mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Residential mortgage servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Residential mortgage servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Residential mortgage servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of residential mortgage servicing rights is netted against loan servicing fee income.

Bank Owned Life Insurance (BOLI)

The Company has purchased life insurance on the lives of certain key officers of the Company. The Company purchased these life insurance policies to generate income to offset the Company’s cost of providing various employee benefits. BOLI is recorded at its cash surrender value, net of surrender charges and/or early termination charges that are probable at settlement. The increase in cash value is recorded as other income.

Stock Based Compensation Plan

The Company follows Financial Accounting Standards Board (FASB) ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized as compensation expense in the financial statements based on fair value. FASB ASC 718 requires recognition of expense equal to the fair value of the option or restricted stock share, determined using the calculated value method, over the vesting period of the option. As of December 31, 2019, there was $714,000 of unrecognized compensation cost related to stock options and $1.1 million of unrecognized compensation cost for restricted stock outstanding. The compensation cost for stock options and restricted stock recognized in net income was $1.5 million for the years ended December 31, 2019 and 2018, respectively.

The fair value of stock options and warrants used to compute the recognized expense is estimated using the Black-Scholes option pricing model. This model requires input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of the stock option is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value estimates. Prior to becoming a public company in October 2019, FASB ASC 718 allowed non-public companies to use calculated value to determine the expected price volatility of underlying stock for use in the model. For options granted prior to 2019, the calculated value for the Company was obtained by determining the historical volatility of public companies in the Company’s industry sector.

Income Taxes

The provision for income taxes is based on income and expense reported for financial statement purposes after the adjustment for permanent differences such as tax-exempt income. Deferred income tax assets and liabilities are determined using the balance sheet method, reflecting a net deferred tax asset or liability based on the tax effects of the temporary differences between the book and tax bases of assets and liabilities, giving recognition to changes in tax rates and laws. A net deferred tax asset is evaluated for realization, and reduced by a valuation allowance when determined it is more likely than not that the asset will not be fully realized.

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2019 and 2018. Further, all years subsequent to 2016 remain subject to evaluation.

Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Loan Commitments and Related Financial Instruments

In the ordinary course of business, the Company has entered into off balance sheet financial instruments, which are not reflected in the financial statements and consist of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable. The Company uses the same credit policies for these off-balance-sheet financial instruments as it does for other instruments that are recorded in the financial statements.

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Quoted market prices, if available, are utilized as estimates of the fair values of financial instruments. Since no quoted market prices exist for a significant part of the Company's financial instruments, the fair values of such instruments have been derived based on management's assumptions, the estimated amount and timing of future cash flows and estimated discount rates.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters which will have a material effect on the financial statements.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to current presentation. Reclassifications had no effect on prior years net income or shareholders’ equity.

Recently Adopted Accounting Pronouncements

In February 2018, the Financial  Accounting  Standards Board (“FASB”) issued ASU No. 2018-02, Income Statement  - Reporting Comprehensive Income (Topic 220) to provide guidance on the treatment of the income tax effects of items in other comprehensive income resulting from the recently enacted Tax Cuts and Jobs Act. Under previous guidance, when revaluing any deferred tax assets or liabilities to the newly enacted rate, any associated items in accumulated other comprehensive income would not have been revalued reflecting the appropriate tax rate and would have been instead left in accumulated other comprehensive income as a stranded tax effect. The new standard allows for the stranded tax effects resulting from the Act to be reclassified from accumulated other comprehensive income to retained earnings. Adoption was effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within the fiscal year with early adoption permitted. The Company adopted this guidance during the first quarter of 2018, which resulted in a reclassification adjustment of $13,000 from accumulated other comprehensive loss to retained earnings.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718) to provide clarity, reduce diversity in practice, and reduce cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, regarding a change to the terms or conditions of a share-based payment award. ASU 2017-09 provides guidance concerning which changes to the terms or conditions of a share-based  payment award require an entity to apply modification accounting  in Topic 718. Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied: (1) the fair value (or calculated value or intrinsic value, if such an alternative  measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement  method is used) of the original award immediately before the original award is modified; (2) the vesting conditions  of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification  accounting  under the amendments in this ASU. The amendments of ASU 2017-09 became effective for the Company on January  1, 2018 and had no impact on the Company’s consolidated financial statements.  However, should the Company  modify the terms or conditions of any share-based payment awards in the future, this modification would be evaluated and disclosed as appropriate based on the amendments of ASU 2017-09.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 amends the existing standards for lease accounting effectively requiring that most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. The Company adopted ASU 2016-02 during the first quarter of 2019 and elected the optional transition method. The Company also elected the package of practical expedients provided in the guidance which permits the Company to not reassess under the new standard the prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the hindsight practical expedient to determine lease term and in assessing impairment of the Company’s right-of-use asset. The adoption of ASU 2016-02 resulted in the recognition of a right-of-use asset of $13.6 million, a lease liability of $14.0 million, and a cumulative effect decrease to retained earnings of $255,000. See Note 5 - Operating Leases for additional information.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount  that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also specifies the accounting for some costs to obtain or fulfill a contract with a customer, as well as enhanced disclosure requirements. In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of ASU 2014-09 to fiscal years, and interim reporting  periods within those fiscal years, beginning after December 15, 2017. In March 2016, the FASB issued ASU 2016-08 which clarified the revenue recognition implementation guidance on principal versus agent considerations and is effective during the same period as ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 which clarified the revenue recognition guidance regarding the identification of performance obligations and the licensing implementation and is effective during the same period as ASU 2014-09. In May 2016, the FASB issued ASU 2016-12 which narrowly amended the revenue recognition guidance regarding collectability, noncash consideration, presentation of sales tax and transition. ASU 2016-12 is effective during the same period as ASU 2014-09.

The majority of the Company’s revenue consists of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09. The Company adopted the new standard beginning January  1, 2018. The Company completed its analysis for determining the extent ASU 2014-09 will affect its noninterest  income, primarily in the area of fees and service charges on deposit accounts and trade finance activities. Based on the analysis performed, the Company did not have a material change in the timing or measurement of revenues related to noninterest income. This guidance did not have a material impact on the Company’s consolidated financial statements. See Note 13 - Revenue Recognition for further details.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The update is effective for interim and annual periods in fiscal years beginning after December 31, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The adoption of this standard is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (OTTI), the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. The Company has selected a software solution supported by a third-party vendor to be used in developing an expected credit loss model compliant with ASU 2016-13. We will continue to evaluate the impact of this new accounting standard through its effective date.

The Company has further evaluated other Accounting Standards Updates issued during 2019 but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2019 and 2018 are summarized as follows:

	December 31, 2019
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,246	33	—	1,279
Mortgage-backed GSE residential	2,015	—	(35)	1,980
Total	$15,697	$33	$(35)	$15,695

	December 31, 2018
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$15,183	$—	$—	$15,183
States and political subdivisions	1,248	—	(35)	1,213
Mortgage-backed GSE residential	2,607	—	(115)	2,492
Total	$19,038	$—	$(150)	$18,888

The amortized costs and estimated fair values of investment securities available for sale at December 31, 2019, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$810	$810
Due after one year but less than five years	2,324	2,324
Due after five years but less than ten years	4,241	4,274
Due in more than ten years	6,307	6,307
Mortgage-backed GSE residential	2,015	1,980
Total	$15,697	$15,695

There were no securities pledged as of December 31, 2019 and 2018 to secure public deposits and repurchase agreements. There were no securities sold during 2019, 2018 and 2017.

Information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2019
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
Mortgage-backed GSE residential	—	—	(35)	1,975
Total	$—	$—	$(35)	$1,975

	December 31, 2018
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$(35)	$1,213	$—	$—
Mortgage-backed GSE residential	—	—	(115)	2,492
Total	$(35)	$1,213	$(115)	$2,492

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

At December 31, 2019, the three debt securities with unrealized losses have depreciated 1.72% from the Company’s amortized cost basis and have been in a loss position for greater than twelve months.

Mortgage-backed GSE residential. The Company’s unrealized loss on three investments in residential GSE mortgage-backed securities was caused by interest rate increases. The contractual cash flows of the investment are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost base of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost base, which may be maturity, management does not consider this investment to be other-than-temporarily impaired at December 31, 2019.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31, 2019 and 2018 are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Construction and development	$31,739	$42,718
Commercial real estate	424,950	396,598
Commercial and industrial	53,105	33,100
Residential real estate	651,645	670,341
Consumer and other	1,768	2,957
Total loans receivable	1,163,207	1,145,714
Unearned income	(2,045)	(2,139)
Allowance for loan losses	(6,839)	(6,645)
Loans, net	$1,154,323	$1,136,930

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

A summary of changes in the allowance for loan losses by portfolio segment for years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Charge-offs	—	(237)	(14)	—	(525)	—	(776)
Recoveries	—	752	—	—	218	—	970
Provision	(104)	(796)	82	415	11	392	—
Ending balance	$131	$2,320	$448	$3,457	$91	$392	$6,839

	Year Ended December 31, 2018
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127	$2,135	$261	$3,048	$1,170	$184	$6,925
Charge-offs	—	(88)	(39)	—	(1,939)	—	(2,066)
Recoveries	—	22	—	—	527	—	549
Provision	108	532	158	(6)	629	(184)	1,237
Ending balance	$235	$2,601	$380	$3,042	$387	$—	$6,645

	Year Ended December 31, 2017
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$116	$2,854	$257	$1,656	$5	$582	$5,470
Charge-offs	—	(131)	—	—	(1,513)	—	(1,644)
Recoveries	—	41	—	—	—	—	41
Provision	11	(629)	4	1,392	2,678	(398)	3,058
Ending balance	$127	$2,135	$261	$3,048	$1,170	$184	$6,925

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of December 31, 2019 and 2018.

	December 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$716	$30	$—	$—	$—	$746
Collectively evaluated for impairment	131	1,604	418	3,457	9	392	6,011
Acquired with deteriorated credit quality	—	—	—	—	82	—	82
Total ending allowance balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Loans:
Individually evaluated for impairment	$1,360	$7,527	$957	$7,936	$—	$—	$17,780
Collectively evaluated for impairment	30,076	415,773	52,056	643,709	958	—	1,142,572
Acquired with deteriorated credit quality	—	—	—	—	810	—	810
Total ending loans balance	$31,436	$423,300	$53,013	$651,645	$1,768	$—	$1,161,162

	December 31, 2018
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$117	$872	$110	$—	$—	$—	$1,099
Collectively evaluated for impairment	118	1,729	270	3,042	3	—	5,162
Acquired with deteriorated credit quality	—	—	—	—	384	—	384
Total ending allowance balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Loans:
Individually evaluated for impairment	$1,360	$8,144	$986	$1,722	$—	$—	$12,212
Collectively evaluated for impairment	40,928	386,819	32,040	668,619	316	—	1,128,722
Acquired with deteriorated credit quality	—	—	—	—	2,641	—	2,641
Total ending loans balance	$42,288	$394,963	$33,026	$670,341	$2,957	$—	$1,143,575

Impaired loans as of December 31, 2019 and 2018, by portfolio segment, are as follows:

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$1,360	$1,360	$—	$1,360	$—
Commercial real estate	7,527	4,716	2,882	7,598	716
Commercial and industrial	957	925	39	964	30
Residential real estate	7,936	7,936	—	7,936	—
Total	$17,780	$14,937	$2,921	$17,858	$746

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2018	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$1,360	$—	$1,360	$1,360	$117
Commercial real estate	8,144	5,312	2,967	8,279	872
Commercial and industrial	986	302	684	986	110
Residential real estate	1,722	1,722	—	1,722	—
Total	$12,212	$7,336	$5,011	$12,347	$1,099

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the years ended December 31, 2019, 2018 and 2017, by portfolio segment, are summarized in the tables below.

	Years Ended December 31,
	2019		2018		2017
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Construction and development	$1,360	$6	$1,922	$68	$2,610	$95
Commercial real estate	8,057	629	7,474	653	6,972	431
Commercial and industrial	966	33	1,165	25	900	34
Residential real estate	6,278	104	1,705	99	—	—
Total	$16,661	$772	$12,266	$845	$10,482	$560

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of December 31, 2019 and 2018:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2019	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$30,076	$—	$—	$—	$1,360	$31,436
Commercial real estate	419,406	973	—	973	2,921	423,300
Commercial and industrial	52,936	58	—	58	19	53,013
Residential real estate	625,222	18,487	—	18,487	7,936	651,645
Consumer and other	1,768	—	—	—	—	1,768
Total	$1,129,408	$19,518	$—	$19,518	$12,236	$1,161,162

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2018	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$42,288	$—	$—	$—	$—	$42,288
Commercial real estate	390,601	1,102	—	1,102	3,260	394,963
Commercial and industrial	32,315	26	—	26	685	33,026
Residential real estate	651,439	17,180	—	17,180	1,722	670,341
Consumer and other	2,957	—	—	—	—	2,957
Total	$1,119,600	$18,308	$—	$18,308	$5,667	$1,143,575

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

•	Loans rated Pass – Loans in these categories have low to average risk.
•	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but does possess deficiencies deserving close attention.
•	Loans rated Substandard – Loans are inadequately protected by the current sound worth and paying capability of the obligor or of the collateral pledged, if any.
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

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2019	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$30,076	$416,183	$52,033	$641,544	$1,768	$1,141,604
Special Mention	—	800	—	—	—	800
Substandard	1,360	6,317	980	10,101	—	18,758
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$31,436	$423,300	$53,013	$651,645	$1,768	$1,161,162

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2018	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$40,928	$383,857	$32,040	$667,249	$2,957	$1,127,031
Special Mention	—	5,112	—	—	—	5,112
Substandard	1,360	5,994	986	3,092	—	11,432
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$42,288	$394,963	$33,026	$670,341	$2,957	$1,143,575

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

Loans within the scope of ASC 310‑30 are initially recorded at fair value and are evaluated for impairment on an ongoing basis. As of December 31, 2019 and 2018, the Company had auto loan pools included within the consumer segment of loans outstanding that are accounted for under ASC 310‑30 with a carrying value of $810,000 and $2.6 million, respectively. At December 31, 2019 and 2018, there was no remaining accretable yield for these loans. At  December 31, 2019 and 2018, the allowance for loan losses allocated on these loans was $82,000 and $384,000, respectively, as these loans are collectively evaluated for impairment. Interest income recognized on these loans was $118,000,  $509,000 and $2.1 million for the year ended December 31, 2019, 2018 and 2017, respectively.

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

TDRs as of December 31, 2019 and 2018 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
December 31, 2019	Accruing	Nonaccrual	Total
Commercial real estate	$2,437	$482	$2,919
Commercial and industrial	22	5	27
Total	$2,459	$487	$2,946

(Dollars in thousands)
December 31, 2018	Accruing	Nonaccrual	Total
Commercial real estate	$3,298	$—	$3,298
Commercial and industrial	—	13	13
Total	$3,298	$13	$3,311

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a specific reserve of $344,000 and $523,000, as of December 31, 2019 and 2018, respectively, and recognized no partial charge offs on the TDR loans presented above during the years ended December 31, 2019 and 2018. TDR commercial real estate loans totaling $482,000 defaulted during the year ended December 31, 2019. These defaults did not have a material impact on the Company’s allowance for loan loss. There were no TDRs which defaulted during the year ended December 31, 2018.

During year ended December 31, 2019, we modified one commercial and industrial loan. The total recorded investment in this modified loan was $25,000 as of December 31, 2019. During the year ended December 31, 2018, we modified one commercial real estate loan. The total recorded investment in the modified loan as of December 31, 2018 was $503,000. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At December 31, 2019 and 2018, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	December 31,	December 31,
Type of Concession	2019	2018
Deferral of payments	$22	$482
Extension of maturity date	2,924	2,829
Total TDR loans	$2,946	$3,311

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	4	$2,923	6	$3,527
Commercial and industrial	2	31	1	116
Total	6	$2,954	7	$3,643

Related Party Loans:

The Company conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2019 or 2018.

The following table summarizes aggregate loan transactions with related parties for the years ended December 31, 2019 and 2018:

	December 31,
(Dollars in thousands)	2019	2018
Beginning balance	$5,540	$5,970
New loans and principal advances	1,925	54
Repayments	(1,083)	(484)
Transactions due to changes in related parties	—	—
Ending balance	$6,382	$5,540

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Land	$2,604	$2,604
Building	7,698	7,691
Leasehold improvements	3,944	2,849
Furniture, fixtures and equipment	3,589	3,306
Computer equipment	1,553	1,413
Computer software	563	371
Construction in process	53	725
Premises and equipment, gross	20,004	18,959
Accumulated depreciation	(5,544)	(4,568)
Premises and equipment, net	$14,460	$14,391

Depreciation expense for premises and equipment totaled $1.0 million, $848,000 and $545,000  for the years ended December 31, 2019, 2018 and 2017, respectively.

NOTE 5 – OPERATING LEASES

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

The components of lease cost for the year ended December 31, 2019 were as follows:

Year Ended
(Dollars in thousands)	December 31, 2019
Operating lease cost	$2,169
Variable lease cost	190
Short-term lease cost	—
Sublease income	—
Total net lease cost	$2,359

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Year Ended :	Lease Liability
December 31, 2020	$2,030
December 31, 2021	1,875
December 31, 2022	1,899
December 31, 2023	1,900
December 31, 2024	1,789
After December 31, 2024	4,517
Total lease payments	14,010
Less: interest discount	(1,534)
Present value of lease liabilities	$12,476

(Dollars in thousands)
Supplemental Lease Information	December 31, 2019
Weighted-average remaining lease term (years)	7.3
Weighted-average discount rate	3.14%

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,964
Operating cash flows from operating leases (lease liability reduction)	$1,555
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$13,610

The Company signed an agreement to lease space in Norcross, Georgia with an entity in which the Chairman of the Company serves as a managing member. The lease is a ten year non-cancellable lease which expires in October 2023. During the years ended December 31, 2019, 2018 and 2017,  $140,000, $142,000 and $137,000, respectively, in rents were paid under this lease. Management believes the terms of this lease are no less favorable to the Company than would have been achieved with an unaffiliated third party.

NOTE 6 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of December 31, 2019 and 2018, the unpaid principal balances of serviced loans totaled $441.6 million and $431.2 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2019	2018	2017
Beginning of period	$8,419	$9,329	$8,823
Change in fair value	(257)	(910)	506
End of period, fair value	$8,162	$8,419	$9,329

Fair value at December 31, 2019 and 2018 was determined using discount rates ranging from 5.80% to 12.06% and 8.78% to 14.56%, and prepayment speeds ranging from 10.82% to 16.54% and 6.82% to 12.87%, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $26,000 and $27,000 at December 31, 2019 and 2018, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at December 31, 2019 and 2018 was $1.17 billion and $804.2 million, respectively.

Activity for mortgage loan servicing rights are as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Beginning of period	$14,934	$6,843	$—
Additions	6,921	10,253	7,500
Disposals	—	—	—
Amortization expense	(3,787)	(2,162)	(657)
End of period, carrying value	$18,068	$14,934	$6,843

The fair value of servicing rights was $19.0 million and $16.5 million at December 31, 2019 and 2018, respectively. Fair value at December 31, 2019 was determined by using a discount rate of 14%, prepayment speeds of 16%, and a weighted average default rate of 0.98%. Fair value at December 31, 2018 was determined using discount rates ranging from 11% to 14%, prepayment speeds of 15%, and a weighted average default rate of 0.88%.

NOTE 8 – DEPOSITS

Deposit account balances as of December 31, 2019 and 2018 are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Noninterest-bearing demand deposits	$292,008	$299,182
NOW accounts and savings	54,550	58,903
Money market	179,159	62,358
Brokered time deposits	—	53,477
Time deposits less than $250,000	582,964	554,279
Time deposits $250,000 or greater	198,696	216,033
Total deposits	$1,307,377	$1,244,232

Maturities of time deposits at December 31, 2019 are summarized as follows:

(Dollars in thousands)
Year Ended December 31,
2020	$770,765
2021	5,045
2022	3,861
2023	918
2024	1,071
Total time deposits	$781,660

At December 31, 2019 and 2018, overdraft demand deposits reclassified to loans totaled $355,000 and $127,000, respectively.

The Company held related party deposits of approximately $5.0 million and  $3.2 million at December 31, 2019 and 2018, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at December 31, 2019 and 2018 are summarized as follows:

	December 31,
(Dollars in thousands)	2019	2018
Convertible advance with Bermudan option maturing August 6, 2029; fixed rate of 0.85%	$20,000	$—
Convertible advances with Bermudan option maturing November 7, 2029; fixed rate of 0.68%	30,000	—
Convertible advance with Bermudan option maturing December 5, 2029; fixed rate of 0.75%	10,000	—
Total FHLB advances	$60,000	$—

At December 31, 2019 and 2018, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $494.3 million and $433.0 million at December 31, 2019 and 2018, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged commercial and residential real estate loans, which totaled $716.9 million and $723.2 million at December 31, 2019 and 2018, respectively.

As of December 31, 2019 and 2018, the Company had unsecured federal funds lines available with various financial institutions of approximately $47.5 million. These lines have various terms, rates and maturities. There were no advances outstanding on these lines at December 31, 2019 or 2018.

As of December 31, 2019 and 2018, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million, with no amounts outstanding at either date. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $27.3 million and $14.0 million as of December 31, 2019 and 2018, respectively.

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

The sold portion of SBA loans that satisfies at least one of the above provisions are considered secured borrowings and are included in other borrowings. Secured borrowings at December 31, 2019 and 2018 were $3.1 million and $4.3 million, respectively.

NOTE 10 – INCOME TAXES

The components of income tax expense for the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Current tax provision:
Federal	$11,028	$12,210	$15,781
State	4,034	2,102	2,506
Total current tax provision	15,062	14,312	18,287
Deferred tax provision:
Federal	793	308	(56)
Deferred tax adjustment for enacted change in Federal tax rate	—	—	(176)
State	295	47	98
Total deferred tax provision (benefit)	1,088	355	(134)
Total provision for income taxes	$16,150	$14,667	$18,153

The following table presents a reconciliation of the recorded provision for income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Years Ended December 31,
	2019		2018		2017
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$12,782	21.0%	$11,775	21.0%	$17,517	35.0%
Differences resulting from:
State income taxes, net of federal benefit	3,420	5.6	1,660	3.0	1,139	2.3
Permanent book to tax differences	(135)	(0.2)	—	—	—	—
Deferred tax writedown for enacted tax rate changes	—	—	—	—	(176)	(0.3)
Other items, net	83	0.1	1,232	2.2	(327)	(0.7)
Provision for income taxes	$16,150	26.5%	$14,667	26.2%	$18,153	36.3%

At December 31, 2019 and 2018, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$1,919	$1,692
Nonaccrual interest	221	175
Deferred loan fees	119	—
Lease liabilities under operating leases	3,501	—
Unrealized losses on securities available for sale	1	46
Other	277	—
Total gross deferred tax assets	6,038	1,913
Deferred tax liabilities:
Deferred mortgage servicing fees	(2,535)	(1,389)
Deferred SBA servicing fees	(2,206)	(2,069)
Premises and equipment	(599)	(368)
Right-of-use assets under operating leases	(3,355)	—
Other	(254)	(16)
Total gross deferred tax liabilities	(8,949)	(3,842)
Net deferred tax liabilities	$(2,911)	$(1,929)

On December 22, 2017, new federal tax reform legislation was enacted in the United States (the “2017 Tax Act”), resulting in significant changes from previous tax law. The 2017 Tax Act reduces the federal corporate income tax rate to

21% from 35% effective January 1, 2018. The rate change, along with certain immaterial changes in tax basis resulting from the 2017 Tax Act, resulted in a reduction of our net deferred tax liabilities of $176,000 and a corresponding deferred income tax benefit in 2017. Our federal income tax expense for periods beginning in 2018 is based on the new rate.

The adjustments to deferred tax assets and liabilities and the liability related to the transition tax are amounts estimated based on information available at December 31, 2017. We recognized any changes to the amounts as we refined our estimates of our cumulative temporary differences, including those related to the immediate deduction for qualified property, and our interpretations of the application of the 2017 Tax Act. The effects of other provisions of the 2017 Tax Act did not have a material impact on our consolidated financial statements.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Management believes no valuation allowance is necessary against deferred tax assets as of December 31, 2019.

For the years ended December 31, 2019 and 2018, management believes there are no material amounts of uncertain tax position. Additionally, there were no amounts of interest and penalties recognized in the consolidated balance sheets as of December 31, 2019 or 2018 or on the consolidated statements of income for the years ended December 31, 2019, 2018 or 2017. The Company and its subsidiary are subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2016.

NOTE 11 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At December 31, 2019, 240,000 stock options had been granted and no shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

The fair value of stock options issued during 2018 was determined at their grant date using a Black-Scholes valuation model that utilized the following variables: expected volatility of 21.3%, an expected term of 6.5 years, a 3.0% dividend yield, and risk free rate of 2.9%. The weighted average fair value of each option granted during 2018 was $11.90. The Company did not grant any stock options during the years ended December 31, 2019 and 2017.

A summary of stock option activity for the years ended December 31, 2019, 2018 and 2017 is presented below:

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2017	260,000	$2.64
Granted	—	—
Exercised	(260,000)	2.64		$708
Forfeited	—	—
Outstanding at December 31, 2017	—	$—
Granted	240,000	12.70
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2018	240,000	$12.70	2.50	$912
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2019	240,000	$12.70	1.50	$1,154

During the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation expense for stock options of $476,000,  $238,000 and $0, respectively. As of December 31, 2019 and 2018, there was $714,000 and $1.2 million of total unrecognized compensation cost related to options granted under the Plan. As of December 31, 2019, the cost is expected to be recognized over a weighted-average period of 1.5 years.

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

A summary of restricted stock activity for the years ended December 31, 2019, 2018 and 2017 is presented below:

	Years Ended December 31,
	2019		2018		2017
		Weighted		Weighted		Weighted
		Average Grant-		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested shares at beginning of year	278,202	$7.07	280,310	$4.39	251,428	$3.10
Granted	48,724	13.75	181,072	9.85	203,254	5.36
Vested	(157,316)	6.68	(183,180)	5.72	(174,372)	3.67
Forfeited	(406)	9.85	—	—	—	—
Nonvested shares at end of year	169,204	$9.35	278,202	$7.07	280,310	$4.39

During the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation expense for restricted stock of $1.0 million, $1.3 million and $718,000, respectively. As of December 31, 2019 and 2018, there was $1.1 million and $1.5 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of December 31, 2019, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.8 years. The grant date fair value of shares vested during the years ended December 31, 2019 and 2018 was $1.1 million.

NOTE 12 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands except per share data)	2019	2018	2017
Basic earnings per share
Net Income	$44,718	$41,334	$31,897

Weighted average common shares outstanding	24,533,180	24,184,790	23,858,696

Basic earnings per common share	$1.82	$1.71	$1.34

Diluted earnings per share
Net Income	$44,718	$41,334	$31,897

Weighted average common shares outstanding for basic earnings per common share	24,533,180	24,184,790	23,858,696
Add: Dilutive effects of restricted stock and options	196,355	290,908	280,310

Average shares and dilutive potential common shares	24,729,535	24,475,698	24,139,006

Diluted earnings per common share	$1.81	$1.69	$1.32

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for 2019, 2018 and 2017.

NOTE 13 – REVENUE RECOGNITION

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1% of total revenues in the years ended December 31, 2019 and 2018.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the years ended December 31, 2019 and 2018.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on bank owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company makes various commitments and incurs certain contingent liabilities that are not reflected in the Company’s financial statements. These commitments and contingent liabilities include various guarantees, commitments to extend credit and standby letters of credit. The Company does not anticipate any material losses as a result of these commitments and contingent liabilities.

Credit Related Commitments

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of and December 31, 2019 and 2018 include:

	December 31,
(Dollars in thousands)	2019	2018
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$64,243	$65,283
Standby letters of credit	$5,213	$4,250

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $64.2 million of unused lines of credit and $5.2 million to make loans as of December 31, 2019. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

Other Commitments

The Bank has entered into employment agreements with its Executive Chairman, Chief Executive Officer/Chief Financial Officer, and  President/Chief Lending Officer/Chief Operations Officer. Each employment agreement provides for a base salary, an incentive bonus based upon the Company’s profitability, stock awards and other benefits commensurate with employment. The Bank may be obligated to make payments to each employee upon termination, with the timing and amount of the payment dependent upon the cause of termination. The agreements contain a contract term of 36 months, which is extended one year annually unless notice is given by the employee or the Board of Directors.

Contingencies

The Company's nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management for the Company, there is no litigation in which the outcome will have a material effect on the financial statements.

NOTE 15 – FAIR VALUE

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

The following presents the assets and liabilities as of December 31, 2019 and 2018 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	December 31, 2019
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,279	—	1,279	—
Mortgage-backed GSE residential	1,980	—	1,980	—
Total securities available for sale	15,695	—	3,259	12,436

SBA servicing asset	8,162	—	—	8,162
Interest only strip	26	—	—	26
	$23,883	$—	$3,259	$20,624
Non-recurring fair value measurements:
Impaired loans	$4,523	$—	$—	$4,523	$338

	December 31, 2018
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$15,183	$—	$—	$15,183
States and political subdivisions	1,213	—	1,213	—
Mortgage-backed GSE residential	2,492	—	2,492	—
Total securities available for sale	18,888	—	3,705	15,183

SBA servicing asset	8,419	—	—	8,419
Interest only strip	27	—	—	27
	$27,334	$—	$3,705	$23,629
Non-recurring fair value measurements:
Impaired loans	$3,472	$—	$—	$3,472	$169

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2019, 2018 and 2017:

	Obligations of	SBA
	U.S. Government	Servicing	Interest Only
(Dollars in thousands)	Entities and Agencies	Asset	Strip	Liabilities

Fair value, January 1, 2019	$15,183	$8,419	$27	$—
Total loss included in income	—	(257)	(1)	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,747)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2019	$12,436	$8,162	$26	$—

Fair value, January 1, 2018	$16,661	$9,329	$36	$—
Total loss included in income	—	(910)	(9)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,478)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2018	$15,183	$8,419	$27	$—

Fair value, January 1, 2017	$23,916	$8,823	$30	$—
Total gain included in income	—	506	6	—
Settlements	—	—	—	—
Prepayments/paydowns	(7,255)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2017	$16,661	$9,329	$36	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at December 31, 2019 and 2018:

	Valuation	Unobservable	General
	Technique	Input	Range
December 31, 2019
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	10.82%-16.54%
		Discount rate	5.80%-12.06%

December 31, 2018
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	6.82%-12.87%
		Discount rate	8.78%-14.56%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018 are as follows:

	Carrying	Estimated Fair Value at December 31, 2019
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$276,413	$—	$276,413	$—	$276,413
Securities purchased under agreements to resell	15,000	—	15,000	—	15,000
Investment securities	15,695	—	3,259	12,436	15,695
FHLB stock	3,842	—	—	—	N/A
Loans, net	1,154,323	—	—	1,169,214	1,169,214
Loans held for sale	85,793	—	88,178	—	88,178
Accrued interest receivable	5,101	—	—	5,101	5,101
SBA servicing assets	8,162	—	—	8,162	8,162
Mortgage servicing assets	18,068	—	—	19,035	19,035
Interest only strips	26	—	—	26	26
Financial Liabilities:
Deposits	1,307,377	—	1,308,946	—	1,308,946
Federal Home Loan Bank advances	60,000	—	60,000	—	60,000
Other borrowings	3,129	—	3,129	—	3,129
Accrued interest payable	890	—	890	—	890

	Carrying	Estimated Fair Value at December 31, 2018
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$138,427	$—	$138,427	$—	$138,427
Securities purchased under agreements to resell	15,000	—	15,000	—	15,000
Investment securities	18,888	—	3,705	15,183	18,888
FHLB stock	1,163	—	—	—	N/A
Loans, net	1,136,930	—	—	1,166,945	1,166,945
Loans held for sale	56,865	—	56,865	—	56,865
Accrued interest receivable	4,957	—	—	4,957	4,957
SBA servicing asset	8,419	—	—	8,419	8,419
Mortgage servicing assets	14,934	—	—	16,460	16,460
Interest only strips	27	—	—	27	27
Financial Liabilities:
Deposits	1,244,232	—	1,242,863	—	1,242,863
Other borrowings	4,257	—	4,257	—	4,257
Accrued interest payable	1,251	—	1,251	—	1,251

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer above the adequately capitalized risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2019 and 2018 was  2.50% and 1.875%, respectively. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of December 31, 2019, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2019 and 2018, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts (in thousands) and ratios of the Company and Bank are presented in the following table:

							To Be Well Capitalized
			For Capital				Under Prompt Corrective
(Dollars in thousands)	Actual		Adequacy Purposes:				Action Provisions:
	Amount	Ratio	Amount ≥		Ratio ≥		Amount ≥	Ratio ≥
As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Consolidated	$215,377	22.01%	N/A	*	N/A	*	N/A	N/A
Bank	199,539	20.40%	78,251		8.0%		97,814	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	208,538	21.31%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	19.70%	58,688		6.0%		78,251	8.0%
Common Tier 1 (CET1)
Consolidated	208,538	21.31%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	19.70%	44,016		4.5%		63,579	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	208,538	12.70%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	11.74%	65,655		4.0%		82,069	5.0%
As of December 31, 2018
Total Capital (to Risk Weighted Assets)
Consolidated	$166,851	18.16%	N/A	*	N/A	*	N/A	N/A
Bank	163,339	17.80%	73,392		8.0%		91,740	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	160,207	17.44%	N/A	*	N/A	*	N/A	N/A
Bank	156,696	17.08%	55,044		6.0%		73,392	8.0%
Common Tier 1 (CET1)
Consolidated	160,207	17.44%	N/A	*	N/A	*	N/A	N/A
Bank	156,696	17.08%	41,283		4.5%		59,631	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	160,207	11.14%	N/A	*	N/A	*	N/A	N/A
Bank	156,696	10.91%	57,455		4.0%		71,819	5.0%

*  The Board of Governors of the Federal Reserve raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 Billion to $3 Billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements.

The sole source of funds available to pay stockholder dividends is from the Company’s earnings. Bank regulatory authorities impose restrictions on the amount of dividends that may be declared by the Company. Further restrictions could result from a review by regulatory authorities of the Company’s capital adequacy. For the years ended December 31, 2019,

2018 and 2017, $10.4 million, $9.3 million and $5.4 million in common dividends were declared and paid, respectively. During 2019, the Bank could without prior approval, declare dividends of approximately $22.4. million.

NOTE 17 – OTHER OPERATING EXEPENSES

Significant components of other operating expenses for the years ended December 31, 2019 and 2018 are as follows:

	December 31,
(Dollars in thousands)	2019	2018
Professional fees	$1,168	$1,029
Miscellaneous loan related	2,187	3,503
Bank security	1,283	1,003
Phone and data service	678	617
Director fees	366	333
Other	2,968	2,980
Total other operating expenses	$8,650	$9,465

NOTE 18 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Financial statements of MetroCity Bankshares, Inc. (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2019	2018
Assets:
Cash and due from banks*	$15,991	$2,600
Investment in bank subsidiary*	200,886	165,096
Other assets	367	1,305
Total assets	$217,244	$169,001

Liabilities:
Accrued expenses and other liabilities	$520	$393
Total liabilities	520	393
Shareholders' equity:
Preferred stock	—	—
Common stock	255	242
Additional paid-in-capital	53,854	39,915
Retained earnings	162,616	128,555
Accumulated other comprehensive loss	(1)	(104)
Total shareholders' equity	216,724	168,608
Total liabilities shareholders' equity	$217,244	$169,001

*  Eliminated in consolidation

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Income:
Dividends receive from bank subsidiary*	$10,402	$9,291	$5,439
Interest income*	48	24	25
Total income	10,450	9,315	5,464
Expenses:
Other expense	174	96	35
Total expenses	174	96	35
Income before taxes and equity in undistributed income of subsidiary	10,276	9,219	5,429
Income tax benefit	26	29	24
Income before equity in undistributed income of subsidiary	10,302	9,248	5,453
Equity in undistributed income of subsidiary*	34,416	32,086	26,444
Net Income	$44,718	$41,334	$31,897

*  Eliminated in consolidation

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$44,718	$41,334	$31,897
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(34,416)	(32,086)	(26,444)
Decrease (increase) in other assets	938	(924)	(135)
Increase in accrued expenses and other liabilities	92	42	(68)
Net cash provided by operating activities	11,332	8,366	5,250

Cash flows from operating activities:
Net cash (used in) provided by investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock, net of expenses	13,911	—	—
Exercise of stock options	—	—	685
Repurchase of common stock	(1,485)	—	—
Dividends paid on common stock	(10,367)	(9,224)	(5,401)
Net cash provided by (used by) financing activities	2,059	(9,224)	(4,716)
Net increase (decrease) in cash and cash equivalents	13,391	(858)	534
Cash and cash equivalents, beginning of year	2,600	3,458	2,924
Cash and cash equivalents, end of year	$15,991	$2,600	$3,458

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the financial statements. No matter how well designed, internal control over financial reporting has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2019, the Company’s internal control over financial reporting is effective based on the specified criteria.

This Annual Report does not include an attestation report from our registered public accounting firm regarding our internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only Management’s Annual Report on Internal Control over Financial Reporting in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a‑15(e) and 15d‑15(f) under the Exchange Act) during the fourth quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal  control over financial reporting.

Limitations on the Effectiveness of Controls

The Company’s management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, errors and instances of fraud, if any, within the Company have been detected.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Annual Report will be under the headings “Proposal 1—Election of Directors,” “Current Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this Annual Report will be under the headings “Executive Compensation and Other Matters” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2019 regarding stock-based compensation awards outstanding and available for future grants under the Company’s equity compensation plans.

	(A)	(B)	(C)
Number of
Securities Remaining
	Number of		Available for Future
	Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price	Compensation Plans
	of Outstanding	of Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (A))
Equity compensation plans approved by shareholders	240,000	$12.70	2,232,372
Equity compensation plans not approved by shareholders	—	—	—
Total	240,000	12.70	2,232,372

The remaining information required in Part III, Item 12 of this Annual Report will be under the heading “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 of this Annual Report will be under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in Part III, Item 14 of this Annual Report will be under the heading “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2020 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements (Part II - Item 8. Financial Statements and Supplementary Data):

(i)   Report of Independent Registered Public Accounting Firm

(ii)  Consolidated Balance Sheets at December 31, 2019 and 2018

(iii) Consolidated Statements of Income for the Years Ended December 31, 2019, 2018 and 2017

(iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017

(v)  Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2019, 2018 and 2017

(vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017

(vii) Notes to the Consolidated Financial Statements

(2)

Financial Statement Schedules: All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3)	Exhibits: Included in schedule below.
(b)	Exhibits:

Exhibit No.	Description of Exhibit

3.1

Restated Articles of Incorporation of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑1 filed September 4, 2019 (File No. 333‑233625))

3.2	Amended and Restated Bylaws of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S‑1 filed September 4, 2019 (File No. 333‑233625))
4.1	Description of Capital Stock of MetroCity Bankshares, Inc.
10.1

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Nack Paek (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑1 filed September 4, 2019 (File No. 333‑233625))*

10.2

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Farid Tan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1 filed September 4, 2019 (File No. 333‑233625))*

10.3

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Howard Kim (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1 filed September 4, 2019 (File No. 333‑233625))*

10.4

Change of Control Agreement, dated June 27, 2016, by and between MetroCity Bankshares, Inc. and S. Benton Gunter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S‑1 filed September 4, 2019 (File No. 333‑233625))*

10.5	MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (incorpoted by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*
21.1	Subsidiaries of MetroCity Bankshares, Inc.

23.1	Consent of Crowe LLP
24.1	Power of Attorney contained on the signature pages of this 2019 Annual Report on Form 10-K and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a‑14(a) and 15d‑14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Management contract or compensatory plan or arrangement

Item 16. Form 10‑K Summary

None.

SIGNATURES

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: March 19, 2020	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2020	By:	/s/ Farid Tan
Farid Tan
President and Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby  constitutes and appoints Nack Y. Paek and Farid Tan, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Nack Y. Paek	Chairman; Chief Executive Officer	March 19, 2020
Nack Y. Paek	(principal executive officer)

/s/ Farid Tan	President; Chief Financial Officer	March 19, 2020
Farid Tan	(principal financial and accounting officer)

/s/ William M. Hungeling	Director	March 19, 2020
William M. Hungeling

/s/ Howard Hwasaeng Kim	Director	March 19, 2020
Howard Hwasaeng Kim

/s/ Francis Lai	Director	March 19, 2020
Francis Lai

/s/ Don Leung	Director	March 19, 2020
Don Leung

/s/ Feiying Lu	Director	March 19, 2020
Feiying Lu

/s/ Young Park	Director	March 19, 2020
Young Park

/s/ Ajit Patel	Director	March 19, 2020
Ajit Patel

/s/ Frank S. Rhee	Director	March 19, 2020
Frank S. Rhee

/s/ Sam Sang-Koo Shim	Director	March 19, 2020
Sam Sang-Koo Shim