Form 10-Q
period 2020-03-31
MetroCity Bankshares, Inc.
filed 2020-05-15
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the registrant had 25,529,891 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10‑Q

March 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets:
Cash and due from banks	$201,020	$270,496
Federal funds sold	6,618	5,917
Cash and cash equivalents	207,638	276,413
Securities purchased under agreements to resell	40,000	15,000
Securities available for sale (at fair value)	18,182	15,695
Loans held for sale	—	85,793
Loans, less allowance for loan losses of $6,859 and $6,839, respectively	1,254,744	1,154,323
Accrued interest receivable	5,534	5,101
Federal Home Loan Bank stock	4,873	3,842
Premises and equipment, net	14,344	14,460
Operating lease right-of-use asset	11,663	11,957
Foreclosed real estate, net	423	423
SBA servicing asset, net	7,598	8,188
Mortgage servicing asset, net	16,791	18,068
Bank owned life insurance	20,335	20,219
Other assets	2,417	2,376
Total assets	$1,604,542	$1,631,858

Liabilities:
Deposits:
Non-interest-bearing demand	$320,982	$292,008
Interest-bearing	921,899	1,015,369
Total deposits	1,242,881	1,307,377

Federal Home Loan Bank advances	80,000	60,000
Other borrowings	3,097	3,129
Operating lease liability	12,198	12,476
Accrued interest payable	760	890
Other liabilities	41,871	31,262
Total liabilities	$1,380,807	$1,415,134

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,529,891 shares issued and outstanding as of March 31, 2020 and December 31, 2019	255	255
Additional paid-in capital	54,142	53,854
Retained earnings	169,606	162,616
Accumulated other comprehensive loss	(268)	(1)
Total shareholders' equity	223,735	216,724
Total liabilities and shareholders' equity	$1,604,542	$1,631,858

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Interest and dividend income:
Loans, including fees	$19,508	$18,839
Other investment income	882	868
Federal funds sold	166	155
Total interest income	20,556	19,862

Interest expense:
Deposits	4,514	5,057
FHLB advances and other borrowings	132	1
Total interest expense	4,646	5,058

Net interest income	15,910	14,804

Provision for loan losses	—	—

Net interest income after provision for loan losses	15,910	14,804

Noninterest income:
Service charges on deposit accounts	287	255
Other service charges, commissions and fees	2,203	2,399
Gain on sale of residential mortgage loans	2,529	938
Mortgage servicing income, net	372	1,339
Gain on sale of SBA loans	1,301	1,327
SBA servicing income, net	516	1,043
Other income	301	133
Total noninterest income	7,509	7,434

Noninterest expense:
Salaries and employee benefits	6,513	6,316
Occupancy and equipment	1,211	1,155
Data processing	277	293
Advertising	161	170
Other expenses	1,887	2,130
Total noninterest expense	10,049	10,064

Income before provision for income taxes	13,370	12,174
Provision for income taxes	3,554	3,442
Net income available to common shareholders	$9,816	$8,732

Earnings per share:
Basic	$0.38	$0.36
Diluted	$0.38	$0.36

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019

Net income	$9,816	$8,732

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale arising during the period	(337)	44
Tax effect	70	(10)

Other comprehensive income (loss)	(267)	34

Comprehensive income	$9,549	$8,766

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, January 1, 2020	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	9,816	—	9,816
Stock based compensation expense	—	—	288	—	—	288
Other comprehensive loss	—	—	—	—	(267)	(267)
Dividends on common stock ($0.11 per share)	—	—	—	(2,826)	—	(2,826)
Balance, March 31, 2020	25,529,891	255	54,142	169,606	(268)	223,735

Balance, January 1, 2019	24,258,062	$242	$39,915	$128,555	$(104)	$168,608
Net income	—	—	—	8,732	—	8,732
Stock based compensation expense	—	—	315	—	—	315
Repurchase and retirement of common stock	(110,000)	—	(1,484)	—	—	(1,484)
Impact of adoption of new accounting standard(1)	—	—	—	(362)	—	(362)
Other comprehensive loss	—	—	—	—	34	34
Dividends on common stock ($0.10 per share)	—	—	—	(2,454)	—	(2,454)
Balance, March 31, 2019	24,148,062	$242	$38,746	$134,471	$(70)	$173,389

(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016‑02: Leases

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flow from operating activities:
Net income	$9,816	$8,732
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	716	583
Provision for loan losses	—	—
Stock based compensation expense	288	315
Gain on sale of foreclosed real estate	(99)	—
Origination of residential real estate loans held for sale	(6,992)	(139,462)
Proceeds from sales of residential real estate loans	95,314	56,088
Gain on sale of residential mortgages	(2,529)	(938)
Origination of SBA loans held for sale	(30,609)	(31,426)
Proceeds from sales of SBA loans held for sale	31,910	32,753
Gain on sale of SBA loans	(1,301)	(1,327)
Increase in cash value of bank owned life insurance	(116)	(116)
Increase in accrued interest receivable	(433)	(482)
Decrease (increase) in SBA servicing rights	590	(54)
Decrease in mortgage servicing rights	1,277	25
Decrease (increase) in other assets	29	(341)
(Decrease) increase in accrued interest payable	(130)	412
Increase in other liabilities	10,181	7,575
Net cash flow provided (used) by operating activities	107,912	(67,663)

Cash flow from investing activities:
Purchases of securities under resell agreements	(25,000)	—
Purchases of securities available for sale	(3,718)	—
Proceeds from maturities, calls or paydowns of securities available for sale	885	212
Purchase of Federal Home Loan Bank stock	(1,031)	(129)
Increase (decrease) in loans, net	(101,781)	6,802
Purchases of premises and equipment	(166)	(331)
Proceeds from sales of foreclosed real estate owned	1,459	—
Net cash flow (used) provided by investing activities	(129,352)	6,554

Cash flow from financing activities:
Dividends paid on common stock	(2,807)	(2,426)
Repurchase of common stock	—	(1,484)
(Decrease) increase in deposits, net	(64,496)	39,747
Decrease in other borrowings, net	(32)	(505)
Proceeds from Federal Home Loan Bank advances	20,000	—
Net cash flow (used) provided by financing activities	(47,335)	35,332

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019

Net change in cash and cash equivalents	(68,775)	(25,777)
Cash and cash equivalents at beginning of period	276,413	138,427

Cash and cash equivalents at end of period	$207,638	$112,650

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$1,360	$—

Initial recognition of operating lease right-of-use assets	$131	$13,610

Initial recognition of operating lease liabilities	$131	$14,011

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$4,776	$4,646

Income taxes	$516	$530

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of MetroCity Bankshares, Inc. (“Company”) and its wholly-owned subsidiary, Metro City Bank (the “Bank”). The Company owns 100% of the Bank. The “Company” or “our,” as used herein, includes Metro City Bank.

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

Operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which are included in the Company’s 2019 Form 10-K. There were no new accounting policies or changes to existing policies adopted during the first three months of 2020 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2020. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2020 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

 Operating, Accounting and Reporting Considerations Related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including the Company’s market areas. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - The CARES Act provides that financial institutions may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise by categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

•

Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

•

Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with FASB staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment, as long as such modifications are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the nationa emergency declaration or (b) December 31, 2020.

•

Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due reporting during the period of the deferral.

•	Nonaccrual Status and Charge-offs - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this update modify the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between the Level 1 and Level 2 hierarchy, but will be required to disclose the range and weighted average used to develop unobservable inputs for Level 3 fair value measurements. The update was effective for interim and annual periods in fiscal years beginning after December 31, 2019, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for new disclosures. As ASU 2018-13 only revises disclosure requirements, it did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016‑13, Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (OTTI), the guidance will be applied prospectively. Existing purchased credit impaired (PCI) assets will be grandfathered and classified as purchased credit deteriorated (PCD) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company has selected a software solution supported by a third-

party vendor to be used in developing an expected credit loss model compliant with ASU 2016‑13. We will continue to evaluate the impact of this new accounting standard through its effective date.

The Company has further evaluated other Accounting Standards Updates issued during 2020 to date but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31, 2020
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$11,663	$—	$—	$11,663
States and political subdivisions	4,963	—	(334)	4,629
Mortgage-backed GSE residential	1,895	5	(10)	1,890
Total	$18,521	$5	$(344)	$18,182

	December 31, 2019
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,246	33	—	1,279
Mortgage-backed GSE residential	2,015	—	(35)	1,980
Total	$15,697	$33	$(35)	$15,695

The amortized costs and estimated fair values of investment securities available for sale at March 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	12,048	12,040
Due after five years but less than ten years	860	822
Due in more than ten years	3,718	3,430
Mortgage-backed GSE residential	1,895	1,890
Total	$18,521	$18,182

There were no securities pledged as of March 31, 2020 and December 31, 2019 to secure public deposits and repurchase agreements. There were no securities sold during the three months ended March 31, 2020 and 2019.

Information pertaining to securities with gross unrealized losses at March 31, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2020
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	(334)	3,106	—	—
Mortgage-backed GSE residential	—	—	(10)	764
Total	$(334)	$3,106	$(10)	$764

	December 31, 2019
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
Mortgage-backed GSE residential	$—	$—	$(35)	$1,975
Total	$—	$—	$(35)	$1,975

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

At March 31, 2020, the seven securities available for sale with unrealized losses have depreciated 8.19% from the Company’s amortized cost basis. Only one of these securities has been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized losses on six investments in state and political subdivision bonds relate to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before the recovery of the par value, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at March 31, 2020.

Mortgage-backed GSE residential. The Company’s unrealized loss on one investment in residential GSE mortgage-backed securities was caused by interest rate increases. The contractual cash flows of the investment are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost base of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost base, which may be at maturity, management does not consider this investment to be other-than-temporarily impaired at March 31, 2020.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at March 31, 2020 and December 31, 2019 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Construction and development	$36,477	$31,739
Commercial real estate	431,205	424,950
Commercial and industrial	60,183	53,105
Residential real estate	734,262	651,645
Consumer and other	1,454	1,768
Total loans receivable	1,263,581	1,163,207
Unearned income	(1,978)	(2,045)
Allowance for loan losses	(6,859)	(6,839)
Loans, net	$1,254,744	$1,154,323

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

A summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	—	—	—	(23)	—	(23)
Recoveries	—	2	25	—	16	—	43
Provision	21	325	50	16	(20)	(392)	—
Ending balance	$152	$2,647	$523	$3,473	$64	$—	$6,859

	Three Months Ended March 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Charge-offs	—	—	—	—	(239)	—	(239)
Recoveries	—	5	—	—	115	—	120
Provision	(72)	(173)	(46)	58	3	230	—
Ending balance	$163	$2,433	$334	$3,100	$266	$230	$6,526

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of March 31, 2020 and December 31, 2019.

	March 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$551	$29	$—	$—	$—	$580
Collectively evaluated for impairment	152	2,096	494	3,473	8	—	6,223
Acquired with deteriorated credit quality	—	—	—	—	56	—	56
Total ending allowance balance	$152	$2,647	$523	$3,473	$64	$—	$6,859
Loans:
Individually evaluated for impairment	$—	$6,446	$304	$7,913	$—	$—	$14,663
Collectively evaluated for impairment	36,346	423,002	59,789	726,349	800	—	1,246,286
Acquired with deteriorated credit quality	—	—	—	—	654	—	654
Total ending loans balance	$36,346	$429,448	$60,093	$734,262	$1,454	$—	$1,261,603

	December 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$716	$30	$—	$—	$—	$746
Collectively evaluated for impairment	131	1,604	418	3,457	9	392	6,011
Acquired with deteriorated credit quality	—	—	—	—	82	—	82
Total ending allowance balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Loans:
Individually evaluated for impairment	$1,360	$7,527	$957	$7,936	$—	$—	$17,780
Collectively evaluated for impairment	30,076	415,773	52,056	643,709	958	—	1,142,572
Acquired with deteriorated credit quality	—	—	—	—	810	—	810
Total ending loans balance	$31,436	$423,300	$53,013	$651,645	$1,768	$—	$1,161,162

Impaired loans as of March 31, 2020 and December 31, 2019, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
March 31, 2020	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,446	3,727	2,790	6,517	551
Commercial and industrial	304	275	39	314	29
Residential real estate	7,913	7,913	—	7,913	—
Total	$14,663	$11,915	$2,829	$14,744	$580

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$1,360	$1,360	$—	$1,360	$—
Commercial real estate	7,527	4,716	2,882	7,598	716
Commercial and industrial	957	925	39	964	30
Residential real estate	7,936	7,936	—	7,936	—
Total	$17,780	$14,937	$2,921	$17,858	$746

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three months ended March 31, 2020 and 2019, by portfolio segment, are summarized in the tables below.

	Three Months Ended March 31,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$340	$—	$1,360	$6
Commercial real estate	6,704	127	8,113	81
Commercial and industrial	791	11	983	6
Residential real estate	7,842	124	3,599	3
Total	$15,677	$262	$14,055	$96

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of March 31, 2020 and December 31, 2019:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
March 31, 2020	Current	30-89 Days	90 Days	Past Due	Non-accrual	Receivables
Construction and development	$36,346	$—	$—	$—	$—	$36,346
Commercial real estate	418,626	7,808	—	7,808	3,014	429,448
Commercial and industrial	59,946	130	—	130	17	60,093
Residential real estate	700,197	26,152	—	26,152	7,913	734,262
Consumer and other	1,454	—	—	—	—	1,454
Total	$1,216,569	$34,090	$—	$34,090	$10,944	$1,261,603

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2019	Current	30-89 Days	90 Days	Past Due	Non-accrual	Receivables
Construction and development	$30,076	$—	$—	$—	$1,360	$31,436
Commercial real estate	419,406	973	—	973	2,921	423,300
Commercial and industrial	52,936	58	—	58	19	53,013
Residential real estate	625,222	18,487	—	18,487	7,936	651,645
Consumer and other	1,768	—	—	—	—	1,768
Total	$1,129,408	$19,518	$—	$19,518	$12,236	$1,161,162

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

•	Loans rated Pass – Loans in this category have low to average risk.
•	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
•	Loans rated Substandard – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
•

Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.

•	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
March 31, 2020	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$36,346	$422,175	$59,128	$724,113	$1,454	$1,243,216
Special Mention	—	800	—	—	—	800
Substandard	—	6,473	965	10,149	—	17,587
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$36,346	$429,448	$60,093	$734,262	$1,454	$1,261,603

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2019	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$30,076	$416,183	$52,033	$641,544	$1,768	$1,141,604
Special Mention	—	800	—	—	—	800
Substandard	1,360	6,317	980	10,101	—	18,758
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$31,436	$423,300	$53,013	$651,645	$1,768	$1,161,162

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

Loans within the scope of ASC 310‑30 are initially recorded at fair value and are evaluated for impairment on an ongoing basis. As of March 31, 2020 and December 31, 2019, the Company had auto loan pools included within the consumer segment of loans outstanding that are accounted for under ASC 310‑30 with a carrying value of $654,000 and $810,000, respectively. There was no remaining accretable yield for these loans at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the allowance for loan losses allocated on these loans was $56,000 and $82,000, respectively, as these loans are collectively evaluated for impairment. Interest income recognized on these loans was $10,000 and $41,000 for the three months ended March 31, 2020 and 2019, respectively.

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

TDRs as of March 31, 2020 and December 31, 2019 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
March 31, 2020	Accruing	Nonaccrual	Total
Commercial real estate	$2,901	$480	$3,381
Commercial and industrial	21	4	25
Total	$2,922	$484	$3,406

(Dollars in thousands)
December 31, 2019	Accruing	Nonaccrual	Total
Commercial real estate	$2,437	$482	$2,919
Commercial and industrial	22	5	27
Total	$2,459	$487	$2,946

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company allocated a specific reserve of $362,000 and $344,000, as of March 31, 2020 and December 31, 2019, respectively, and recognized no partial charge offs on the TDR loans described above during the three months ended March 31, 2020 and 2019.  There were no TDRs which defaulted during the three months ended March 31, 2020. TDR commercial real estate loans totaling $296,000 defaulted during the three months ended March 31, 2019. These defaults did not have a material impact on the Company’s allowance for loan loss.

During the three months ended March 31, 2020, we modified one commercial real estate loan.  The total recorded investment in this modified loan was $527,000 as of March 31, 2020.  During the year ended December 31, 2019, we modified one commercial and industrial loan. The total recorded investment in the modified loan was $25,000 as of December 31, 2019. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At March 31, 2020, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	March 31,	December 31,
Type of Concession	2020	2019
Deferral of payments	$508	$22
Extension of maturity date	2,898	2,924
Total TDR loans	$3,406	$2,946

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	5	$3,423	4	$2,923
Commercial and industrial	2	30	2	31
Total	7	$3,453	6	$2,954

Modifications in Response to COVID-19

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to three months. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral). See Note 1 - Summary of Significant Accounting Policies for more information.

As of May 11, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $151.2 million and $145.5 million, respectively, that had been approved for a three month payment deferral. The Small Business Administration (SBA) has guaranteed the principal and interest payments of all our SBA loan customers for six months.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of March 31, 2020 and December 31, 2019, the unpaid principal balances of serviced loans totaled $464.6 million and $441.6 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Beginning of period	$8,162	$8,419
Change in fair value	(589)	56
End of period, fair value	$7,573	$8,475

Fair value at March 31, 2020 and December 31, 2019 was determined using discount rates ranging from 8.44% to 13.80% and 5.80% to 12.06%,  respectively, and prepayment speeds ranging from 11.94% to 17.91% and 10.82% to 16.54%,  respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $25,000 and $26,000 at March 31, 2020 and December 31, 2019, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights. No valuation allowances are recorded against capitalized servicing rights or interest only strips as of March 31, 2020 and December 31, 2019.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at March 31, 2020 and December 31, 2019 was $1.19 billion and $1.17 billion, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Mortgage loan servicing rights:	2020	2019
Beginning of period	$18,068	$14,934
Additions	984	794
Amortization expense	(1,377)	(819)
Valuation allowance	(884)	—
End of period, carrying value	$16,791	$14,909

(Dollars in thousands)	For the Three Months Ended March 31,
Valuation allowance:	2020	2019
Beginning balance	$—	$—
Additions expensed	884	—
Reductions credited to operations	—	—
Direct write-downs	—	—
Ending balance	$884	$—

The fair value of servicing rights was $17.4 million and $19.0 million at March 31, 2020 and December 31, 2019, respectively. Fair value at March 31, 2020 was determined by using a discount rate of 14%, prepayment speeds of 20%, and a weighted average default rate of 1.03%. Fair value at December 31, 2019 was determined using a  discount rate of 14%, prepayment speeds of 16%, and a weighted average default rate of 0.98%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at March 31, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	March 31, 2020	December 31, 2019
Convertible advance with Bermudan option maturing August 6, 2029; fixed rate of 0.85%	$20,000	$20,000
Convertible advance with Bermudan option maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance with Bermudan option maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance with Bermudan option maturing February 1, 2030; fixed rate of 0.59%	20,000	—
Total FHLB advances	$80,000	$60,000

At March 31, 2020, the Company had maximum borrowing capacity from the FHLB of $490.8 million based on the value of residential and commercial real estate loans pledged as collateral.

At March 31, 2020, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at March 31, 2020.

At March 31, 2020, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $31.7 million as of March 31, 2020. There were no outstanding borrowings on this line as of March 31, 2020.

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

The sold portion of SBA loans that satisfies at least one of the above provisions are considered secured borrowings and are included in other borrowings. Secured borrowings at March 31, 2020 and December 31, 2019 were $3.1 million.

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

The components of lease cost were as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Operating lease cost	$552	$491
Variable lease cost	47	47
Short-term lease cost	—	—
Sublease income	—	—
Total net lease cost	$599	$538

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
March 31, 2021	$2,038
March 31, 2022	1,886
March 31, 2023	1,940
March 31, 2024	1,906
March 31, 2025	1,780
After March 31, 2025	4,092
Total lease payments	13,642
Less: interest discount	(1,444)
Present value of lease liabilities	$12,198

Supplemental Lease Information	March 31, 2020
Weighted-average remaining lease term (years)	7.1
Weighted-average discount rate	3.13%

	For the Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$504	$476
Operating cash flows from operating leases (lease liability reduction)	$409	$375
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$131	$13,610

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1.1% of total revenues in the three months ended March 31, 2020 and 2019.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the three months ended March 31, 2020 and 2019.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of March 31, 2020 and December 31, 2019 include:

	March 31,	December 31,
(Dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$57,690	$64,243
Standby letters of credit	$5,187	$5,213

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $57.7 million of unused lines of credit and $5.2 million to make loans as of March 31, 2020. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of March 31, 2020 and December 31, 2019 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	March 31, 2020
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$11,663	$—	$—	$11,663
States and political subdivisions	4,629	—	4,629	—
Mortgage-backed GSE residential	1,890	—	1,890	—
Total securities available for sale	18,182	—	6,519	11,663

SBA servicing asset	7,573	—	—	7,573
Interest only strip	25	—	—	25
	$25,780	$—	$6,519	$19,261
Non-recurring fair value measurements:
Impaired loans	$2,122	$—	$—	$2,122	$138

	December 31, 2019
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,279	—	1,279	—
Mortgage-backed GSE residential	1,980	—	1,980	—
Total securities available for sale	15,695	—	3,259	12,436

SBA servicing asset	8,162	—	—	8,162
Interest only strip	26	—	—	26
	$23,883	$—	$3,259	$20,624
Non-recurring fair value measurements:
Impaired loans	$4,523	$—	$—	$4,523	$338

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019 and year ended December 31, 2019:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total loss included in income	—	(589)	(1)	—
Settlements	—	—	—	—
Prepayments/paydowns	(773)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2020	$11,663	$7,573	$25	$—

Fair value, January 1, 2019	$15,183	$8,419	$27	$—
Total gain (loss) included in income	—	56	(2)	—
Settlements	—	—	—	—
Prepayments/paydowns	(105)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2019	$15,078	$8,475	$25	$—

Twelve Months Ended:
Fair value, January 1, 2019	$15,183	$8,419	$27	$—
Total loss included in income	—	(257)	(1)	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,747)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2019	$12,436	$8,162	$26	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at March 31, 2020 and December 31, 2019:

	Valuation	Unobservable	General
	Technique	Input	Range
March 31, 2020
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	11.94%-17.91%
		Discount rate	8.44%-13.80%

December 31, 2019
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	10.82%-16.54%
		Discount rate	5.80%-12.06%

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019 are as follows:

	Carrying	Estimated Fair Value at March 31, 2020
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$207,638	$—	$207,638	$—	$207,638
Securities purchased under agreements to resell	40,000	—	40,000	—	40,000
Investment securities	18,182	—	6,519	11,663	18,182
FHLB stock	4,873	—	—	—	N/A
Loans, net	1,254,744	—	—	1,284,356	1,284,356
Loans held for sale	—	—	—	—	—
Accrued interest receivable	5,534	—	—	5,534	5,534
SBA servicing assets	7,573	—	—	7,573	7,573
Interest only strips	25	—	—	25	25
Mortgage servicing assets	16,791	—	—	17,394	17,394
Financial Liabilities:
Deposits	1,242,881	—	1,246,858	—	1,246,858
Federal Home Loan Bank advances	80,000	—	80,000	—	80,000
Other borrowings	3,097	—	3,097	—	3,097
Accrued interest payable	760	—	760	—	760

	Carrying	Estimated Fair Value at December 31, 2019
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$276,413	$—	$276,413	$—	$276,413
Securities purchased under agreements to resell	15,000	—	15,000	—	15,000
Investment securities	15,695	—	3,259	12,436	15,695
FHLB stock	3,842	—	—	—	N/A
Loans, net	1,154,323	—	—	1,169,214	1,169,214
Loans held for sale	85,793	—	88,178	—	88,178
Accrued interest receivable	5,101	—	—	5,101	5,101
SBA servicing asset	8,162	—	—	8,162	8,162
Interest only strips	26	—	—	26	26
Mortgage servicing assets	18,068	—	—	19,035	19,035
Financial Liabilities:
Deposits	1,307,377	—	1,308,946	—	1,308,946
Federal Home Loan Bank advances	60,000	—	60,000	—	60,000
Other borrowings	3,129	—	3,129	—	3,129
Accrued interest payable	890	—	890	—	890

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios.  The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital.

Management believes as of March 31, 2020, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

							To Be Well Capitalized
			Minimum Capital Required -				Under Prompt Corrective
	Actual		Basel III				Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥		Ratio ≥		Amount ≥	Ratio ≥
As of March 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$223,264	22.44%	N/A	*	N/A	*	N/A	N/A
Bank	207,451	20.86%	104,441		10.5%		99,468	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	216,405	21.75%	N/A	*	N/A	*	N/A	N/A
Bank	200,592	20.17%	84,548		8.5%		79,574	8.0%
Common Tier 1 (CET1)
Consolidated	216,405	21.75%	N/A	*	N/A	*	N/A	N/A
Bank	200,592	20.17%	69,627		7.0%		64,654	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	216,405	13.40%	N/A	*	N/A	*	N/A	N/A
Bank	200,592	12.42%	64,595		4.0%		80,743	5.0%
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$215,377	22.01%	N/A	*	N/A	*	N/A	N/A
Bank	199,539	20.40%	102,705		10.5%		97,814	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	208,538	21.31%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	19.70%	83,142		8.5%		78,251	8.0%
Common Tier 1 (CET1)
Consolidated	208,538	21.31%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	19.70%	68,470		7.0%		63,579	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	208,538	12.70%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	11.74%	65,655		4.0%		82,069	5.0%

*  The Board of Governors of the Federal Reserve raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 Billion to $3 Billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements.

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At March 31, 2020, 240,000 stock options had been granted and no shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2020 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2020	240,000	$12.70

During the three months ended March 31, 2020 and 2019, the Company recognized compensation expense for stock options of $119,000.  As of March 31, 2020 and December 31, 2019, there was $595,000 and $714,000, respectively, of total unrecognized compensation cost related to options granted under the Plan. As of March 31, 2020, the cost is expected to be recognized over a weighted-average period of 1.3 years.

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

A summary of restricted stock activity for the three months ended March 31, 2020 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2020	169,204	$9.35
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2020	169,204	$9.35

During the three months ended March 31, 2020 and 2019, the Company recognized compensation expense for restricted stock of $169,000 and $197,000, respectively. As of March 31, 2020 and December 31, 2019, there was $869,000 and $1.1 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of March 31, 2020, the cost is expected to be recognized over a weighted-average period of 1.6 years. No restricted shares vested during the three months ended March 31, 2020.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands except per share data)	2020	2019
Basic earnings per share
Net Income	$9,816	$8,732

Weighted average common shares outstanding	25,529,891	24,238,506

Basic earnings per common share	$0.38	$0.36

Diluted earnings per share
Net Income	$9,816	$8,732

Weighted average common shares outstanding for basic earnings per common share	25,529,891	24,238,506
Add: Dilutive effects of restricted stock and options	206,544	302,032

Average shares and dilutive potential common shares	25,736,435	24,540,538

Diluted earnings per common share	$0.38	$0.36

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three months ended March 31, 2020 and 2019.

NOTE 14 – SUBSEQUENT EVENTS

On March 11, 2020, the World Health Organization declared COVID-19, the disease caused by the novel coronavirus, a pandemic as a result of the global spread of the coronavirus illness.  The COVID-19 pandemic has adversely affected, and may continue to adversely affect economic activity globally, nationally and locally. In response to the outbreak, federal and state authorities in the United States introduced various measures to try to limit or slow the spread of the virus, including travel restrictions, nonessential business closures, stay-at-home orders, and strict social distancing. The full impact of the COVID-19 pandemic is unknown and rapidly evolving. It has caused substantial disruption in international and U.S. economies, markets, and employment. The COVID-19 pandemic may have a significant adverse impact on certain industries the Company serves, including restaurants and food services, hotels, retail and energy.

On March 27, 2020, the CARES Act, a stimulus package intended to provide relief to businesses and consumers in the United States struggling as a result of the pandemic, was signed into law. Section 4013 of the CARES Act also addressed COVID-19-related modifications and specified that COVID-19-related modifications executed between March 1, 2020 and the earlier of (i) 60 days after the date of termination of the national emergency declared by the President and (ii) December 31, 2020, on loans that were current as of December 31, 2019 are not TDRs. Additionally, under guidance from the federal banking agencies, other short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs under ASC Subtopic 310-40. These modifications include short-term (e.g., up to six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.

Because of the significant uncertainties related to the ultimate duration of the COVID-19 pandemic and its potential effects on customers and prospects, and on the national and local economy as a whole, there can be no assurances as to how the crisis may ultimately affect the Company’s loan portfolio.  It is unknown how long the adverse conditions associated with the COVID-19 pandemic will last and what the complete financial effect will be to the Company.  It is reasonably possible that estimates made in the financial statements could be materially and adversely impacted in the near term as a result of these conditions, including expected credit losses on loans and off-balance sheet credit exposures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2019 through March 31, 2020 and on our results of operations for the three months ended March 31, 2020 and 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10‑Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10‑Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature.  These forward-looking statements are not historical facts, and are based on current expectations,  estimates and projections about our industry, management’s  beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to COVID-19. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

•	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
•

the impact of COVID-19 on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;

•

adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to COVID-19, including as a result of participation in and execution of government programs related to COVID-19;

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

•	changes in the scope and cost of FDIC insurance and other coverage;
•	changes in our accounting standards;
•	changes in tariffs and trade barriers;
•	changes in federal tax law or policy; and
•	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019, including those identified under the heading “Risk Factors”.

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

COVID-19 Pandemic

During March 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a golobal pandemic in response to the rapidly growing outbreak of the virus. COVID-19 has significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines, and has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations. While it is not possible to know the full universe or extent of these impacts as of the date this filing, we are disclosing potentially material items of which we are aware.

The Company prioritizes the health and safety of its teammates and customers, and has taken protective measures such as implementing remote work arrangements to the full extent possible and by adjusting banking center hours and operational measures to promote social distancing, and it will continue to do so throughout the duration of the pandemic. At the same time, the Company is closely monitoring the effects of the COVID-19 pandemic on our loan and deposit customers, and is assessing the risks in our loan portfolio and working with our customers to reduce the pandemic’s impact on them while minimizing losses for the Company. In addition, the Company remains focused on improving shareholder value, managing credit exposure, challenging expenses, enhancing the customer experience and supporting the communities it serves.

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to 90 days. The Small Business Administration (SBA) has also guaranteed the principal and interest payments of all our SBA loan customers for six months. As of May 11, 2020, we had 88 non-SBA commercial customers with outstanding loan balances totaling $151.2 million who have been approved for a three month payment deferral. Of these non-SBA payment deferrals, 22 loans totaling $69.8 million with a current weighted average loan-to-value (“LTV”) of 58.3% were in the hotel industry and 9 loans totaling $6.1 million with a current weighted average LTV of 66.4% were in the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic. As of March 31, 2020, the Company had 48 loans totaling $114.5 million in the hotel industry and 116 loans totaling $45.8 million in the restaurant industry.

As a preferred SBA lender, we are participating in the SBA Paycheck Protection Program (“PPP”) under the Coronavirus Aid, Relief and Economic Security Act to help provide loans to our business customers in need. As of May 11, 2020, the Company has closed or approved with the SBA over 1,650 PPP loans for an aggregate amount of funds in excess of $94.3 million. We will be using our current cash balances and available liquidity from the Federal Home Loan Bank and Federal Reserve Bank to fund these PPP loans.

As of March 31, 2020, our residential real estate loan portfolio made up 58.1% of our total loan portfolio and had a weighted average LTV of approximately 56.9%. As of May 11, 2020,  19.8% of our residential mortgages have been approved for a hardship payment deferral covering principal and interest payments for three months. The following table presents our outstanding residential mortgage balances, weighted average LTVs and current approved payment deferrals by property state.

	March 31, 2020			Approved Payment Deferrals
		% of Total
(Dollars in thousands)	Outstanding	Mortgage	Weighted	Outstanding
State	Loan Balance	Portfolio	Average LTV	Loan Balance	% of State
New York	$ 332,276	45.2%	55.1%	80,601	24.3%
Georgia	183,362	25.0%	57.0%	30,820	16.8%
Pennsylvania	47,673	6.5%	62.4%	3,636	7.6%
New Jersey	41,248	5.6%	56.6%	8,905	21.6%
Texas	37,226	5.1%	60.7%	6,504	17.5%
Florida	33,857	4.6%	62.3%	4,198	12.4%
Virginia	28,135	3.8%	54.8%	5,256	18.7%
Other (AL, CA, DC, CT, MA, MD)	30,485	4.2%	60.1%	5,548	18.2%
Total residential real estate loans	$ 734,262	100.0%	56.9%	$ 145,468	19.8%

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of March 31, 2020, we had total assets of $1.60 billion, total loans (including loans held for sale) of $1.26 billion, total deposits of $1.24 billion and total shareholders’ equity of $223.7 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2020	2019	2019	2019	2019
Selected income statement data:
Interest income	$20,556	$20,625	$21,908	$20,818	$19,862
Interest expense	4,646	5,681	5,929	5,570	5,058
Net interest income	15,910	14,944	15,979	15,248	14,804
Provision for loan losses	—	—	—	—	—
Noninterest income	7,509	9,360	11,001	12,098	7,434
Noninterest expense	10,049	9,840	10,162	9,934	10,064
Income tax expense	3,554	3,794	4,462	4,452	3,442
Net income	9,816	10,670	12,356	12,960	8,732
Per share data:
Basic income per share	$0.38	$0.42	$0.51	$0.54	$0.36
Diluted income per share	$0.38	$0.42	$0.50	$0.53	$0.36
Dividends per share	$0.11	$0.11	$0.11	$0.10	$0.10
Book value per share (at period end)	$8.76	$8.49	$8.00	$7.58	$7.20
Shares of common stock outstanding	25,529,891	25,529,891	24,305,378	24,305,378	24,148,062
Weighted average diluted shares	25,736,435	25,586,733	24,502,621	24,386,049	24,540,538
Performance ratios:
Return on average assets	2.44%	2.57%	3.07%	3.44%	2.42%
Return on average equity	18.21	20.40	26.44	29.61	20.90
Dividend payout ratio	28.80	26.36	21.79	18.85	28.10
Yield on total loans	6.11	6.04	6.22	6.11	6.18
Yield on average earning assets	5.42	5.27	5.78	5.83	5.80
Cost of average interest bearing liabilities	1.78	2.06	2.23	2.23	2.10
Cost of deposits	1.86	2.15	2.29	2.23	2.11
Net interest margin	4.19	3.82	4.22	4.27	4.32
Efficiency ratio(1)	42.91	40.49	37.66	36.33	45.26
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	(0.01)%	0.00%	(0.11)%	0.01%	0.04%
Nonperforming assets to gross loans and OREO	1.13	1.30	1.18	1.41	0.98
ALL to nonperforming loans	49.47	46.54	47.19	38.67	58.46
ALL to loans held for investment	0.54	0.59	0.54	0.54	0.57
Balance sheet and capital ratios:
Gross loans held for investment to deposits	101.67%	88.97%	94.46%	91.88%	88.68%
Noninterest bearing deposits to deposits	25.83	22.34	23.30	23.87	23.38
Common equity to assets	13.94	13.28	11.82	12.09	11.70
Leverage ratio	13.40	12.70	11.68	11.67	11.35
Common equity tier 1 ratio	21.75	21.31	18.82	17.99	17.40
Tier 1 risk-based capital ratio	21.75	21.31	18.82	17.99	17.40
Total risk-based capital ratio	22.44	22.01	19.51	18.66	18.09
Mortgage and SBA loan data:
Mortgage loans serviced for others	$1,186,825	$1,168,601	$1,122,551	$1,016,352	$839,352
Mortgage loan production	119,667	112,259	163,517	188,713	151,068
Mortgage loan sales	92,737	106,548	152,503	205,893	55,123
SBA loans serviced for others	464,576	441,593	446,266	443,830	425,694
SBA loan production	43,459	30,763	48,878	45,850	29,556
SBA loan sales	29,958	30,065	28,914	28,675	30,751

(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income)

Results of Operations

We recorded net income of $9.8 million for the three months ended March 31, 2020 compared to $8.7 million for the same period in 2019, an increase of $1.1 million, or 12.4%. Basic and diluted earnings per common share for the three months ended March 31, 2020 was $0.38, compared to $0.36 for the basic and diluted earnings per common share for the same period in 2019.

Interest Income

Interest income totaled $20.6 million for the three months ended March 31, 2020, an increase of $694,000, or 3.5%, from the three months ended March 31, 2019, primarily due to an increase of $48.6 million in average loans, including loans held for sale, and $73.7 million in federal funds sold and interest-earning cash accounts. The increase in average loans included increases of $48.0 million and $26.4 million in average commercial real estate loans and commercial and industrial loans. As compared to the three months ended March 31, 2019, the yield on average interest-earning assets decreased by 38 basis points to 5.42% from 5.80% with the yield on average loans decreasing by 7 basis points and the yield on average total investments decreasing by 96 basis points.

Interest Expense

Interest expense for the three months ended March 31, 2020 decreased $412,000 to $4.6 million compared to interest expense of $5.1 million for the three months ended March 31, 2019. This increase is partially attributable to a 25 basis points decrease in deposit costs to 1.86% from 2.11%, which includes a 74 basis points decrease in the yield on average money market deposits and a 10 basis points decrease in the yield on average time deposits. Average money market deposits increased by $104.6 million while average time deposits decreased by $108.6 million.

Average borrowings outstanding for the three months ended March 31, 2020 increased by $71.5 million with an increase in rate of 61 basis points compared to the three months ended March 31, 2019.

Net Interest Margin

The net interest margin for the three months ended March 31, 2020 decreased by 13 basis points to 4.19% from 4.32% for the three months ended March 31, 2019, primarily due to a 32 basis point increase in the cost of interest-bearing liabilities of $1.05 billion and a decrease of 38 basis points in the yield on average interest-earning assets of $1.53 billion. Average earning assets increased by $137.0 million, primarily due to an increase of $48.6 million in average loans and $73.7 million in federal funds sold and interest-earning cash accounts. Average interest-bearing liabilities increased by $70.9 million, primarily driven by an increase in average borrowings of $71.5 million while average interest-bearing deposits remained relatively flat.

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

Average Balances, Interest and Yields

The following tables present, for the three months ended March 31, 2020 and 2019, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended March 31,
	2020			2019
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$193,361	$802	1.67%	$119,678	$787	2.67%
Securities purchased under agreements to resell	32,033	140	1.76	15,000	113	3.06
Securities available for sale	16,664	106	2.56	18,943	123	2.63
Total investments	242,058	1,048	1.74	153,621	1,023	2.70
Construction and development	27,233	397	5.86	38,874	652	6.80
Commercial real estate	476,684	7,251	6.12	428,665	7,300	6.91
Commercial and industrial	60,019	979	6.56	33,606	601	7.25
Residential real estate	718,469	10,840	6.07	731,437	10,236	5.68
Consumer and other	1,629	41	10.12	2,890	50	7.02
Gross loans(2)	1,284,034	19,508	6.11	1,235,472	18,839	6.18
Total earning assets	1,526,092	20,556	5.42	1,389,093	19,862	5.80
Noninterest-earning assets	93,504			75,109
Total assets	1,619,596			1,464,202
Interest-bearing liabilities:
NOW and savings deposits	58,202	43	0.30	54,782	49	0.36
Money market deposits	189,262	669	1.42	84,665	451	2.16
Time deposits	726,034	3,802	2.11	834,665	4,557	2.21
Total interest-bearing deposits	973,498	4,514	1.86	974,112	5,057	2.11
Borrowings	75,876	132	0.70	4,332	1	0.09
Total interest-bearing liabilities	1,049,374	4,646	1.78	978,444	5,058	2.10
Noninterest-bearing liabilities:
Noninterest-bearing deposits	299,088			293,251
Other noninterest-bearing liabilities	54,325			23,095
Total noninterest-bearing liabilities	353,413			316,346
Shareholders' equity	216,809			169,412
Total liabilities and shareholders' equity	$1,619,596			$1,464,202
Net interest income		$15,910			$14,804
Net interest spread			3.64			3.70
Net interest margin			4.19			4.32

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$401	$(386)	$15
Securities purchased under agreements to resell	90	(63)	27
Securities available for sale	(14)	(3)	(17)
Total investments	477	(452)	25
Construction and development	(171)	(84)	(255)
Commercial real estate	863	(912)	(49)
Commercial and industrial	440	(62)	378
Residential real estate	(84)	688	604
Consumer and Other	(4)	(5)	(9)
Gross loans(2)	1,044	(375)	669
Total earning assets	1,521	(827)	694
Interest-bearing liabilities:
NOW and savings deposits	(3)	(3)	(6)
Money market deposits	(247)	465	218
Time deposits	(535)	(220)	(755)
Total interest-bearing deposits	(785)	242	(543)
Borrowings	(1)	132	131
Total interest-bearing liabilities	(786)	374	(412)
Net interest income	$2,307	$(1,201)	$1,106

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded no provision for loan losses for the three months ended March 31, 2020 and 2019 as asset quality remained strong. Our allowance for loan losses as a percentage of gross loans for the periods ended March 31, 2020 and 2019 was 0.54% and 0.57%, respectively. Our ALL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2020 was $7.5 million, an increase of $75,000, or 1.0%, compared to $7.4 million for the three months ended March 31, 2019. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$287	$255	$32	12.5%
Other service charges, commissions and fees	2,203	2,399	(196)	(8.2)
Gain on sale of residential mortgage loans	2,529	938	1,591	169.6
Mortgage servicing income, net	372	1,339	(967)	(72.2)
Gain on sale of SBA loans	1,301	1,327	(26)	(2.0)
SBA servicing income, net	516	1,043	(527)	(50.5)
Other income	301	133	168	126.3
Total noninterest income	$7,509	$7,434	$75	1.0%

Service charges on deposit accounts increased $32,000 to $287,000 for the three months ended March 31, 2020 compared to $255,000 for the same three months during 2019.  The increase is partially attributable to increased analysis fees.

Other service charges, commissions and fees decreased $196,000 to $2.2 million for the three months ended March 31, 2020 compared to $2.4 million for the three months ended March 31, 2019. This decrease is attributable to a $421,000 decrease in underwriting, processing and origination fees earned from our origination of residential mortgage loans offset by increases on various other service charge, commission and fee accounts.

Total gain on sale of loans was $3.8 million for the three months ended March 31, 2020 compared to $2.3 million for the same period of 2019, an increase of $1.6 million, or 69.1%.

Gain on sale of residential mortgage loans totaled $2.5 million for the three months ended March 31, 2020 compared  to $938,000 for the same period of 2019. We sold $92.7 million in residential mortgage loans during the three months ended March 31, 2020 with an average premium of 2.78%. We sold $55.1 million in residential mortgage loans during the three months ended March 31, 2019 with an average premium of 1.75%. We originated $119.7 million of residential mortgage loans during the three months ended March 31, 2020 compared to $151.1 million for the same period in 2019.

Gain on sale of SBA loans totaled $1.3 million for the three months ended March 31, 2020 and 2019. We sold $30.0 million in SBA loans during the three months ended March 31, 2020 with an average premium of 6.50%. We sold $30.8 million in SBA loans during the three months ended March 31, 2019 with an average premium of 6.51%.

Mortgage loan servicing income, net of amortization, decreased by $967,000, or 72.2%, to $372,000 during the three months ended March 31, 2020 compared to $1.3 million for the same period of 2019. The decrease in mortgage loan servicing income was primarily due to increased servicing asset amortization and a fair value impairment charge. Included in mortgage loan servicing income for the three months ended March 31, 2020 was $1.6 million in mortgage servicing fees compared to $1.4 million for the same period in 2019, and capitalized mortgage servicing assets of $1.0 million for the three months ended March 31, 2020 and $794,000 for the same period in 2019. The amounts were offset by mortgage loan servicing asset amortization of $1.4 million for the three months ended March 31, 2020 compared to $819,000 during the same period in 2019. During the three months ended March 31, 2020, we recorded a fair value impairment of $884,000 on our mortgage servicing asset partially due to increased prepayment speeds during the quarter. No fair value impairment charge was recorded during the three months ended March 31, 2019. Our total residential mortgage loan servicing portfolio was $1.19 billion at March 31, 2020 compared to $839.4 million at March 31, 2019.

SBA servicing income, net decreased by $527,000 to $516,000 for the three months ended March 31, 2020 compared  to $1.0 million for the three months ended March 31, 2019. Our total SBA loan servicing portfolio was $464.6 million as of March 31, 2020 compared to $425.7 million as of March 31, 2019. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $585,000 charge to our SBA servicing rights in the three months ended March 31, 2020 compared to a $56,000 increase to our SBA servicing rights during the three months ended March 31, 2019.

Other noninterest income increased by $168,000 to $301,000 for the three months ended March 31, 2020 compared to $133,000 for the three months ended March 31, 2019. The largest component of other noninterest income is the income on bank owned life insurance which totaled $116,000 for the three months ended March 31, 2020 and 2019.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2020 was $10.0 million compared to $10.1 million for the three months ended March 31, 2019, a slight decrease of $15,000, or 0.1%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in thousands )	2020	2019	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$6,513	$6,316	$197	3.1%
Occupancy	1,211	1,155	56	4.8
Data processing	277	293	(16)	(5.5)
Advertising	161	170	(9)	(5.3)
Other operating	1,887	2,130	(243)	(11.4)
Total noninterest expense	$10,049	$10,064	$(15)	(0.1)%

Salaries and employee benefits expense for the three months ended March 31, 2020 was $6.5 million compared to $6.3 million for the three months ended March 31, 2019, an increase of $197,000, or 3.1%. This increase was attributable to an increase in the overall number of employees necessary to support our continued growth. The average number of full-time equivalent employees was 211 for the three months ended March 31, 2020 compared to 196 for the three months ended March 31, 2019.

Occupancy expense for the three months ended March 31, 2020 and 2019 was $1.2 million with an increase of $56,000, or 4.8%, during the three months ended March 31, 2020 compared to the same period in 2019. This increase was primarily due to increased rental expense and fixed asset depreciation.

Data  processing expense for the three months ended March 31, 2020 was $277,000 compared to $293,000 for the three months ended March 31, 2019, a decrease of $16,000, or 5.5%. This slight decrease was primarily due to management’s ongoing efforts to reduce costs.

Advertising expense for the three months ended March 31, 2020 remained relatively flat compared to the same period in 2019.

Other operating expenses for the three months ended March 31, 2020 were $1.9 million compared to $2.1 million for the three months ended March 31, 2019, a decrease of $243,000, or 11.4%. This decrease was partially due to lower mortgage related expenses, as well as decreased operating and customer service expenses. Included in other expenses for the three months ended March 31, 2020 and 2019 were directors’ fees of approximately $91,000 and $81,000, respectively.

Income Tax Expense

Income tax expense for the three months ended March 31, 2020 and 2019 was $3.6 million and $3.4 million, respectively. The Company’s effective tax rates were 26.6% and 28.3% for the three months ended March 31, 2020 and 2019, respectively.

Financial Condition

Total assets decreased $27.3 million, or 1.7%, to $1.60 billion at March 31, 2020 as compared to $1.63 billion at December 31, 2019. The decrease in total assets was primarily attributable to decreases in cash and due from banks of $69.5 million and loans held for sale of $85.8 million, partially offset by a $100.4 million increase in loans held for investment.

Loans

Gross loans increased $100.4 million, or 8.6%, to $1.26 billion as of March 31, 2020 as compared to $1.16 billion as of December 31, 2019. Our loan growth during the three months ended March 31, 2020 was comprised of an increase of $4.7 million, or 14.9%, in construction and development loans, an increase of $6.3 million, or 1.5%, in commercial real estate loans, an increase of $7.1 million, or 13.3%, in commercial and industrial loans, an increase of $82.6 million, or 12.7%, in residential real estate loans and a decrease of $314,000, or 17.8%, in consumer and other loans. Loans held for sale were zero at March 31, 2020 compared to $85.8 million at December 31, 2019.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	March 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$36,477	2.9%	$31,739	2.7%
Commercial real estate	431,205	34.1%	424,950	36.5%
Commercial and industrial	60,183	4.8%	53,105	4.6%
Residential real estate	734,262	58.1%	651,645	56.0%
Consumer and other	1,454	0.1%	1,768	0.2%
Gross loans	$1,263,581	100.0%	$1,163,207	100.0%
Less unearned income	(1,978)		(2,045)
Total loans held for investment	$1,261,603		$1,161,162

SBA Loan Servicing

As of March 31, 2020 and December 31, 2019, we serviced $464.6 million and $441.6 million, respectively, in SBA loans for others. The size our SBA loan servicing portfolio continues to grow as we have consistently originated and sold portions of the SBA loans we originate while retaining loan servicing rights. We carried a servicing asset of $7.6 million and $8.2 million at March 31, 2020 and December 31, 2019, respectively. See Note 4 of our consolidated financial statements as of March 31, 2020, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three months ended March 31, 2020 and 2019.

Residential Mortgage Loan Servicing

As of March 31, 2020, we serviced $1.19 billion in residential mortgage loans for others compared to $1.17 billion as of December 31, 2019. We carried a servicing asset, net of amortization, of $16.8 million and $18.1 million at March 31,

2020 and December 31, 2019, respectively. Amortization relating to the mortgage loan servicing asset was $1.4 million for the three months ending March 31, 2020 compared to $819,000 for the same period in 2019.  During the three months ended March 31, 2020, we recorded a fair value impairment of $884,000 on our mortgage servicing asset. No fair value impairment charge was recorded during the three months ended March 31, 2019. See Note 5 of our consolidated financial statements as of March 31, 2020, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three a months ended March 31, 2020 and 2019.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the first quarter of 2020. The outbreak of COVID-19 will likely have an impact on our asset quality, but it is unknown to what extent at this point. Nonperforming loans were $13.9 million at March 31, 2020 compared to $14.7 million at December 31, 2019. The decrease from December 31, 2019 to March 31, 2020 was primarily attributable to a $1.4 million decrease in nonaccrual construction and development loans, partially offset by the $463,000 increase in accruing TDRs. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2020 and year ended December 31, 2019.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. Nonaccrual loans at March 31, 2020 comprised of $3.0 million of commercial real estate loans, $17,000 in commercial and industrial loans and $7.9 million in residential real estate loans. Nonaccrual loans at December 31, 2019 comprised of $1.4 million of construction and development loans, $2.9 million in commercial real estate loans, $19,000 in commercial and industrial loans, and $7.9 million in residential real estate loans.

(Dollars in thousands)	March 31, 2020	December 31, 2019
Nonaccrual loans	$10,944	$12,236
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	2,922	2,459
Total nonperforming loans	13,866	14,695
Other real estate owned	423	423
Total nonperforming assets	$14,289	$15,118
Nonperforming loans to gross loans	1.10%	1.26%
Nonperforming assets to total assets	0.89%	0.93%
Allowance for loan losses to nonperforming loans	49.47%	46.54%

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. See Note 1 to of our consolidated financial statements as of March 31, 2020, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

Allowance for Loan Losses

The allowance for loan losses was $6.9 million at March 31, 2020 compared to $6.8 million at December 31, 2019, a slight increase of $20,000, or 0.3%. We increased the qualitative factors in our allowance for loan losses calculation as of March 31, 2020 for the economic uncertainties caused by the COVID-19 pandemic; however, these increases did not result in additional provision for loan losses as of March 31, 2020 given the level of unallocated reserves as of December 31, 2019, net recovery for the quarter and the low credit risk and loss allocation associated with our residential real estate portfolio. The Company is not required to implement the provisions of the current expected credit losses accounting standard issued by the Financial Accounting Standards Board in the Accounting Standards Update No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate  for risks inherent in the loan portfolio.  The FDIC and Georgia Department of Banking and Finance also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if economic conditions and the real estate market in our market areas were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended March 31,
(Dollars in thousands )	2020	2019
Balance, beginning of period	$6,839	$6,645
Charge-offs:
Construction and development	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Residential real estate	—	—
Consumer and other	23	239
Total charge-offs	23	239
Recoveries:
Construction and development	—	—
Commercial real estate	2	5
Commercial and industrial	25	—
Residential real estate	—	—
Consumer and other	16	115
Total recoveries	43	120
Net charge-offs/(recoveries)	(20)	119
Provision for loan losses	—	—
Balance, end of period	$6,859	$6,526
Total loans at end of period	$1,263,581	$1,138,631
Average loans(1)	1,241,138	1,136,450
Net charge-offs to average loans	(0.01)%	0.04%
Allowance for loan losses to total loans	0.54%	0.57%

(1)	Excludes loans held for sale

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2020; provided, however, that with the emergence of the COVID-19 pandemic late in the first quarter of 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Deposits

Total deposits decreased $64.5 million, or 4.9%, to $1.24 billion at March 31, 2020 compared to $1.31  billion at December 31, 2019. As of March 31, 2020, 25.8% of total deposits were comprised of noninterest-bearing demand accounts and 74.2% of interest-bearing deposit accounts compared to 22.3% and 77.7% as of December 31, 2019, respectively.

We had no brokered deposits at March 31, 2020 and December 31, 2019. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support  our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions  and other factors and tends to increase as a percentage of total deposits when the brokered  deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31,
	2020		2019
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$299,088	—%	$293,251	—%
Interest-bearing demand deposits	41,347	0.20	33,127	0.20
Savings and money market deposits	206,117	1.36	106,320	1.85
Time deposits	726,034	2.11	834,665	2.21
Total interest-bearing deposits	973,498	1.86	974,112	2.11
Total deposits	$1,272,586	1.43	$1,267,363	1.62

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At March 31, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB  of $490.8 million and $494.3 million, respectively. At March 31, 2020 and December 31, 2019, we had $80 million and $60 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at March 31, 2020 and December 31, 2019.  We did not have any advances outstanding under these agreements as of March 31, 2020 and December 31, 2019.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. To provide more liquidity in response to the COVID-19 pandemic, the Federal reserve has recently taken steps to encourage broader use of the discount window. As of March 31, 2020 and December 31, 2019, we had $47.5 million of unsecured federal funds lines with no amounts advanced.  In addition, we have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of March 31, 2020 and December 31, 2019. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $31.7 million as of March 31, 2020.

At March 31, 2020 and December 31, 2019, we had $80 million and $60 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $410.8 million and $434.3 million of additional borrowing availability with the FHLB as of March 31, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Bank’s capital ratios as of March 31, 2020 and December 31, 2019. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2020 and December 31, 2019. As of December 31, 2019, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework.  There have been no conditions or events since December 31, 2019 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	March 31, 2020	December 31, 2019	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	22.44%	22.01%	N/A	N/A	N/A
Bank	20.86%	20.40%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	21.75%	21.31%	N/A	N/A	N/A
Bank	20.17%	19.70%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)
Consolidated	21.75%	21.31%	N/A	N/A	N/A
Bank	20.17%	19.70%	4.50%	7.00%	6.50%
Tier 1 capital (to average assets)
Consolidated	13.40%	12.70%	N/A	N/A	N/A
Bank	12.42%	11.74%	4.00%	4.00%	5.00%

Dividends

On April 15, 2020, we declared a cash dividend of $0.11 per share, payable on May 8, 2020, to common shareholders of record as of May 1, 2020. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 to our consolidated financial statements as of March 31, 2020, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of March 31, 2020 and December 31, 2019.

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

Evaluation of Interest Rate Risk

We use income simulations,  an analysis of core funding utilization, and economic value of equity (EVE) simulations  as our primary tools in measuring and managing interest rate risk.  These tools are utilized to quantify the potential earnings impact of changing interest rates over a two year simulation horizon (income simulations)  as well as identify expected earnings trends given longer term rate cycles (long term simulations, core funding utilizations, and EVE simulation).  A standard gap report and funding matrix will also be utilized to provide supporting detailed information on the expected timing of cashflow and repricing opportunities.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2020 and December 31, 2019 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Shock in basis points)	+200	-100	+200	-100
March 31, 2020	5.80%	2.60%	7.20%	4.10%
December 31, 2019	5.00%	(1.30)%	6.10%	(1.30)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
March 31, 2020	5.10%	5.20%	3.10%	(6.70)%
December 31, 2019	3.40%	4.20%	3.50%	(3.10)%

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

In addition to interest rate risk, the recent COVID-19 pandemic and the related stay-at-home and self-distancing mandates will likely expose us to additional market value risk. Protracted closures, furloughs and lay-offs have curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our loan portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act as of March 31, 2020.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s  rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2020, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a‑15 or 15d‑15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2020 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2019 Form 10-K which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future.  In addition, these may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

Other than the risk factors set forth below related to COVID-19, there have been no material changes in the risk factors discussed in "Part I - Item IA - Risk Factors” of the Company’s 2019 Form 10-K.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or total lock-down orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

•	employees contracting COVID-19;
•	a work stoppage, forced quarantine, or other interruption of the Company’s business;
•	unavailability of key personnel necessary to conduct the Company’s business activities;
•	sustained closures of the Bank’s branch lobbies or the offices of the Bank’s customers;
•	declines in demand for loans and other banking services and products;
•	reduced consumer spending due to both job losses and other effects attributable to the pandemic;
•	unprecedented volatility in United States financial markets;
•	volatile performance of the Company’s investment securities portfolio;
•

credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;

•	declines in collateral values;
•	third party disruptions, including outages at network providers and other suppliers;
•	increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity; and
•	operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 outbreak has subsided.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, any adverse results from current or future litigation related to COVID-19 as a result of our participation in and execution of government programs related to COVID-19, and how quickly and to what extent normal economic and operating conditions can  resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our  business, our operations or the global economy as a whole.

The COVID-19 pandemic has resulted in significant market volatility and lower interest rates that could materially affect the Company’s results of operations and access to capital.

The COVID-19 pandemic has also caused significant recent volatility in financial markets and adverse economic conditions and may have significant long-term adverse effects on the U.S. economy, including increased instability in capital markets, declines in business and consumer confidence, reductions in economic activity, increased unemployment and recession.  This may result in decreased capital and liquidity.  If the economic situation deteriorates, federal and state regulators may also consider taking actions such as suspension of dividends, share repurchases and other capital distributions in order to conserve capital and retain capacity, any of which could adversely impact the Company’s business. Further, sustained adverse effects from the COVID-19 pandemic may also prevent us from satisfying our regulatory and other supervisory requirements or result in downgrades in our credit ratings making it more difficult to access the capital markets.

Additionally, the economic disruption caused by COVID-19 has resulted in a number of Federal Reserve actions resulting in market interest rates declining significantly. We expect that these reductions in interest rates, especially if prolonged, could adversely affect the Company’s net interest income, net interest margins and profitability. Furthermore, such low rates increase the risk of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments. Such an occurrence would likely further reduce the interest the Company earns on loans and other earning assets, while also likely requiring the Company to pay to maintain its deposits with the Federal Reserve Bank. The Company’s systems may not be able to handle adequately a negative interest rate environment and not all variable rate instruments are designed for such a circumstance. The Company cannot predict the nature or timing of future changes in monetary policies in response to COVID-19 or the precise effects that they may have on the Company’s activities and financial results.

The COVID-19 pandemic has impacted, and will likely continue to impact, the Company’s operations.

As a result of the COVID-19 pandemic, the Company has taken significant precautions to ensure the health and safety of its employees and customers, which include operating our branches as drive-thru and appointment only branches and having our employees working remotely. These precautions could impact demand for the Company’s products and services.  The increased reliance on remote access to information systems increases the Company’s exposure to potential cybersecurity breaches and could impact the Company’s productivity. Additionally, the Company’s business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks, which may make us more vulnerable to cyber-attacks or phishing schemes. Furthermore, if a large proportion of the Company’s key employees were to contract COVID-19 or be quarantined as a result of the virus, the Company’s operations could be adversely impacted and its business continuity plans may not prove effective.

In addition, federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, the Company instituted certain programs to help COVID-19 impacted customers, including offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time.

As a participating lender in the Small Business Administration’s Paycheck Protection Program, the Company and the Bank are subject to additional risks of litigation from the Bank’s clients or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP. On April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Legislation providing an additional $320 billion in funding for the PPP was signed into law on April 24, 2020.  The SBA began accepting applications for the new funding on April 27, 2020.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both clients and non-clients that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Company also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

METROCITY BANKSHARES, INC.

Date: May 15, 2020	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: May 15, 2020	By:	/s/ Farid Tan
Farid Tan
President and Chief Financial Officer