Form 10-Q
period 2020-06-30
MetroCity Bankshares, Inc.
filed 2020-08-13
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to _______

Commission File Number 001-39068

METROCITY BANKSHARES, INC.

(Exact name of registrant as specified in its charter)

Georgia	47-2528408
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

5114 Buford Highway Doraville, Georgia	30340
(Address of principal executive offices)	(Zip Code)

(770) 455-4989

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each Exchange on which registered
Common Stock, par value $0.01 per share	MCBS	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted  pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 10, 2020, the registrant had 25,674,067 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

June 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets:
Cash and due from banks	$208,325	$270,496
Federal funds sold	7,444	5,917
Cash and cash equivalents	215,769	276,413
Securities purchased under agreements to resell	40,000	15,000
Securities available for sale (at fair value)	18,415	15,695
Loans held for sale	—	85,793
Loans, less allowance for loan losses of $7,894 and $6,839, respectively	1,357,095	1,154,323
Accrued interest receivable	8,270	5,101
Federal Home Loan Bank stock	4,873	3,842
Premises and equipment, net	14,231	14,460
Operating lease right-of-use asset	11,220	11,957
Foreclosed real estate, net	423	423
SBA servicing asset, net	8,446	8,188
Mortgage servicing asset, net	16,064	18,068
Bank owned life insurance	20,450	20,219
Other assets	6,501	2,376
Total assets	$1,721,757	$1,631,858

Liabilities:
Deposits:
Non-interest-bearing demand	$449,185	$292,008
Interest-bearing	900,713	1,015,369
Total deposits	1,349,898	1,307,377

Federal Home Loan Bank advances	80,000	60,000
Other borrowings	3,060	3,129
Operating lease liability	11,769	12,476
Accrued interest payable	549	890
Other liabilities	47,060	31,262
Total liabilities	$1,492,336	$1,415,134

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,674,067 and 25,529,891 shares issued and outstanding as of June 30, 2020 and December 31, 2019	257	255
Additional paid-in capital	54,524	53,854
Retained earnings	174,518	162,616
Accumulated other comprehensive income (loss)	122	(1)
Total shareholders' equity	229,421	216,724
Total liabilities and shareholders' equity	$1,721,757	$1,631,858

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$18,826	$20,159	$38,334	$38,998
Other investment income	196	496	1,078	1,364
Federal funds sold	61	163	227	318
Total interest income	19,083	20,818	39,639	40,680

Interest expense:
Deposits	3,096	5,445	7,610	10,502
FHLB advances and other borrowings	144	125	276	126
Total interest expense	3,240	5,570	7,886	10,628

Net interest income	15,843	15,248	31,753	30,052

Provision for loan losses	1,061	—	1,061	—

Net interest income after provision for loan losses	14,782	15,248	30,692	30,052

Noninterest income:
Service charges on deposit accounts	202	262	489	517
Other service charges, commissions and fees	970	3,058	3,173	5,457
Gain on sale of residential mortgage loans	—	2,615	2,529	3,553
Mortgage servicing income, net	783	3,315	1,155	4,654
Gain on sale of SBA loans	1,276	1,565	2,577	2,892
SBA servicing income, net	1,959	1,137	2,475	2,180
Other income	310	146	711	279
Total noninterest income	5,500	12,098	13,109	19,532

Noninterest expense:
Salaries and employee benefits	5,749	6,037	12,262	12,353
Occupancy and equipment	1,277	1,231	2,488	2,386
Data processing	201	227	478	520
Advertising	140	143	301	313
Other expenses	2,357	2,296	4,344	4,426
Total noninterest expense	9,724	9,934	19,873	19,998

Income before provision for income taxes	10,558	17,412	23,928	29,586
Provision for income taxes	2,819	4,452	6,373	7,894
Net income available to common shareholders	$7,739	$12,960	$17,555	$21,692

Earnings per share:
Basic	$0.30	$0.54	$0.69	$0.90
Diluted	$0.30	$0.53	$0.68	$0.89

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Net income	$7,739	$12,960	$17,555	$21,692

Other comprehensive income:

Unrealized holding gains on securities available for sale arising during the period	470	75	133	119
Tax effect	(80)	(16)	(10)	(26)

Other comprehensive income	390	59	123	93

Comprehensive income	$8,129	$13,019	$17,678	$21,785

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, April 1, 2020	25,529,891	$255	$54,142	$169,606	$(268)	$223,735
Net income	—	—	—	7,739	—	7,739
Stock based compensation expense	—	—	384	—	—	384
Vesting of restricted stock	144,176	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	390	390
Dividends on common stock ($0.11 per share)	—	—	—	(2,827)	—	(2,827)
Balance, June 30, 2020	25,674,067	257	54,524	174,518	122	229,421

Balance, April 1, 2019	24,148,062	$242	$38,746	$134,471	$(70)	$173,389
Net income	—	—	—	12,960	—	12,960
Stock based compensation expense	—	—	352	—	—	352
Vesting of restricted stock	157,316	1	(2)	—	—	(1)
Other comprehensive income	—	—	—	—	59	59
Dividends on common stock ($0.10 per share)	—	—	—	(2,442)	—	(2,442)
Balance, June 30, 2019	24,305,378	$243	$39,096	$144,989	$(11)	$184,317

Six Months Ended:
Balance, January 1, 2020	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	17,555	—	17,555
Stock based compensation expense	—	—	672	—	—	672
Vesting of restricted stock	144,176	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	123	123
Dividends on common stock ($0.22 per share)	—	—	—	(5,653)	—	(5,653)
Balance, June 30, 2020	25,674,067	$257	$54,524	$174,518	$122	$229,421

Balance, January 1, 2019	24,258,062	$242	$39,915	$128,555	$(104)	$168,608
Net income	—	—	—	21,692	—	21,692
Stock based compensation expense	—	—	667	—	—	667
Vesting of restricted stock	157,316	2	(2)	—	—	—
Repurchase and retirement of common stock	(110,000)	(1)	(1,484)	—	—	(1,485)
Impact of adoption of new accounting standard(1)	—	—	—	(362)	—	(362)
Other comprehensive income	—	—	—	—	93	93
Dividends on common stock ($0.20 per share)	—	—	—	(4,896)	—	(4,896)
Balance, June 30, 2019	24,305,378	243	39,096	144,989	(11)	184,317

(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-02: Leases

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net income	$17,555	$21,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,459	1,349
Provision for loan losses	1,061	—
Stock based compensation expense	672	667
Gain on sale of foreclosed real estate	(99)	—
Origination of residential real estate loans held for sale	(6,992)	(273,864)
Proceeds from sales of residential real estate loans	95,314	264,596
Gain on sale of residential mortgages	(2,529)	(3,553)
Origination of SBA loans held for sale	(66,277)	(60,867)
Proceeds from sales of SBA loans held for sale	68,854	63,759
Gain on sale of SBA loans	(2,577)	(2,892)
Increase in cash value of bank owned life insurance	(231)	(233)
Increase in accrued interest receivable	(3,169)	(333)
Increase in SBA servicing rights	(258)	(236)
Decrease (increase) in mortgage servicing rights	2,004	(1,837)
Increase in other assets	(4,135)	(818)
(Decrease) increase in accrued interest payable	(341)	164
Increase in other liabilities	14,923	10,731
Net cash flow provided by operating activities	115,234	18,325

Cash flow from investing activities:
Purchases of securities under resell agreements	(25,000)	—
Purchases of securities available for sale	(3,719)	—
Proceeds from maturities, calls or paydowns of securities available for sale	1,112	1,143
Purchase of Federal Home Loan Bank stock	(1,031)	(129)
Increase in loans, net	(205,193)	(45,006)
Purchases of premises and equipment	(342)	(579)
Proceeds from sales of foreclosed real estate owned	1,459	—
Net cash flow used by investing activities	(232,714)	(44,571)

Cash flow from financing activities:
Dividends paid on common stock	(5,616)	(4,896)
Repurchase of common stock	—	(1,485)
Increase in deposits, net	42,521	51,955
Decrease in other borrowings, net	(69)	(672)
Proceeds from Federal Home Loan Bank advances	20,000	—
Net cash flow provided by financing activities	56,836	44,902

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019

Net change in cash and cash equivalents	(60,644)	18,656
Cash and cash equivalents at beginning of period	276,413	138,427

Cash and cash equivalents at end of period	$215,769	$157,083

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$1,360	$—

Initial recognition of operating lease right-of-use assets	$131	$13,610

Initial recognition of operating lease liabilities	$131	$14,011

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$8,227	$10,464

Income taxes	$1,395	$6,340

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Operating results for the three and six month period ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which are included in the Company’s 2019 Form 10-K. There were no new accounting policies or changes to existing policies adopted during the first six months of 2020 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2020. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2020 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Operating, Accounting and Reporting Considerations Related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including the Company’s market areas. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provides that financial institutions may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise by categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes.

●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with the Financial Accounting Standards Board (“FASB”) staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment, as long as such modifications are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due at the time of modification; and (3) executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the national emergency declaration or (b) December 31, 2020.
●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due reporting during the period of the deferral.
●	Nonaccrual Status - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted. The Company has selected a software solution supported by a third-

party vendor to be used in developing an expected credit loss model compliant with ASU 2016-13. We will continue to evaluate the impact of this new accounting standard through its effective date.

The Company has further evaluated other Accounting Standards Updates issued during 2020 to date but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30, 2020
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$11,575	$—	$—	$11,575
States and political subdivisions	4,959	134	(17)	5,076
Mortgage-backed GSE residential	1,750	14	—	1,764
Total	$18,284	$148	$(17)	$18,415

	December 31, 2019
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,246	33	—	1,279
Mortgage-backed GSE residential	2,015	—	(35)	1,980
Total	$15,697	$33	$(35)	$15,695

The amortized costs and estimated fair values of investment securities available for sale at June 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$265	$265
Due after one year but less than five years	11,960	11,981
Due after five years but less than ten years	4,309	4,405
Due in more than ten years	—	—
Mortgage-backed GSE residential	1,750	1,764
Total	$18,284	$18,415

There were no securities pledged as of June 30, 2020 and December 31, 2019 to secure public deposits and repurchase agreements. There were no securities sold during the three and six months ended June 30, 2020 and 2019.

Information pertaining to securities with gross unrealized losses at June 30, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2020
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$(17)	$976	$	$
Total	$(17)	$976	$—	$—

	December 31, 2019
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
Mortgage-backed GSE residential	$—	$—	$(35)	$1,975
Total	$—	$—	$(35)	$1,975

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

At June 30, 2020, the two securities available for sale with unrealized losses have depreciated 1.69% from the Company’s amortized cost basis. None of these securities has been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized losses on two investments in state and political subdivision bonds relate to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investments. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before the recovery of the par value, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at June 30, 2020.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at June 30, 2020 and December 31, 2019 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Construction and development	$42,847	$31,739
Commercial real estate	429,019	424,950
Commercial and industrial	141,540	53,105
Residential real estate	755,521	651,645
Consumer and other	967	1,768
Total loans receivable	1,369,894	1,163,207
Unearned income	(4,905)	(2,045)
Allowance for loan losses	(7,894)	(6,839)
Loans, net	$1,357,095	$1,154,323

Included in the commercial and industrial loans are PPP loans totaling $96.1 million as of June 30, 2020.

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

A summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$152	$2,647	$523	$3,473	$64	$—	$6,859
Charge-offs	—	—	—	—	(48)	—	(48)
Recoveries	—	3	—	—	19	—	22
Provision	111	1,118	(119)	(50)	1	—	1,061
Ending balance	$263	$3,768	$404	$3,423	$36	$—	$7,894

	Three Months Ended June 30, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$163	$2,433	$334	$3,100	$266	$230	$6,526
Charge-offs	—	—	(14)	—	(92)		(106)
Recoveries	—	6	—	—	57		63
Provision	(34)	(55)	267	65	(34)	(209)	—
Ending balance	$129	$2,384	$587	$3,165	$197	$21	$6,483

	Six Months Ended June 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	—	—	—	(71)	—	(71)
Recoveries	—	5	25	—	35	—	65
Provision	132	1,443	(69)	(34)	(19)	(392)	1,061
Ending balance	$263	$3,768	$404	$3,423	$36	$—	$7,894

	Six Months Ended June 30, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Charge-offs	—	—	(14)	—	(331)	—	(345)
Recoveries	—	11	—	—	172	—	183
Provision	(106)	(228)	221	123	(31)	21	—
Ending balance	$129	$2,384	$587	$3,165	$197	$21	$6,483

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of June 30, 2020 and December 31, 2019.

	June 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$540	$29	$—	$—	$—	$569
Collectively evaluated for impairment	263	3,228	375	3,423	5	—	7,294
Acquired with deteriorated credit quality	—	—	—	—	31	—	31
Total ending allowance balance	$263	$3,768	$404	$3,423	$36	$—	$7,894
Loans:
Individually evaluated for impairment	$—	$6,370	$249	$7,348	$—	$—	$13,967
Collectively evaluated for impairment	42,820	420,927	138,135	748,173	567	—	1,350,622
Acquired with deteriorated credit quality	—	—	—	—	400	—	400
Total ending loans balance	$42,820	$427,297	$138,384	$755,521	$967	$—	$1,364,989

	December 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$716	$30	$—	$—	$—	$746
Collectively evaluated for impairment	131	1,604	418	3,457	9	392	6,011
Acquired with deteriorated credit quality	—	—	—	—	82	—	82
Total ending allowance balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Loans:
Individually evaluated for impairment	$1,360	$7,527	$957	$7,936	$—	$—	$17,780
Collectively evaluated for impairment	30,076	415,773	52,056	643,709	958	—	1,142,572
Acquired with deteriorated credit quality	—	—	—	—	810	—	810
Total ending loans balance	$31,436	$423,300	$53,013	$651,645	$1,768	$—	$1,161,162

Impaired loans as of June 30, 2020 and December 31, 2019, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
June 30, 2020	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,370	4,435	2,001	6,436	540
Commercial and industrial	249	216	35	251	29
Residential real estate	7,348	7,348	—	7,348	—
Total	$13,967	$11,999	$2,036	$14,035	$569

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$1,360	$1,360	$—	$1,360	$—
Commercial real estate	7,527	4,716	2,882	7,598	716
Commercial and industrial	957	925	39	964	30
Residential real estate	7,936	7,936	—	7,936	—
Total	$17,780	$14,937	$2,921	$17,858	$746

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three and six months ended June 30, 2020 and 2019, by portfolio segment, are summarized in the tables below.

	Three Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$1,360	$—
Commercial real estate	6,413	66	8,017	88
Commercial and industrial	277	5	970	8
Residential real estate	7,546	13	5,725	3
Total	$14,236	$84	$16,072	$99

	Six Months Ended June 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$194	$—	$1,360	$6
Commercial real estate	6,575	195	8,067	169
Commercial and industrial	566	15	976	14
Residential real estate	7,663	96	4,556	41
Total	$14,998	$306	$14,959	$230

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of June 30, 2020 and December 31, 2019:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
June 30, 2020	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$42,820	$—	$—	$—	$—	$42,820
Commercial real estate	424,348	—	—	—	2,949	427,297
Commercial and industrial	138,346	—	—	—	38	138,384
Residential real estate	743,015	5,158	—	5,158	7,348	755,521
Consumer and other	967	—	—	—	—	967
Total	$1,349,496	$5,158	$—	$5,158	$10,335	$1,364,989

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2019	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$30,076	$—	$—	$—	$1,360	$31,436
Commercial real estate	419,406	973	—	973	2,921	423,300
Commercial and industrial	52,936	58	—	58	19	53,013
Residential real estate	625,222	18,487	—	18,487	7,936	651,645
Consumer and other	1,768	—	—	—	—	1,768
Total	$1,129,408	$19,518	$—	$19,518	$12,236	$1,161,162

(1)	For the June 30, 2020 table above, nonperforming and past due loans exclude COVID-19 loan modifications.

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
June 30, 2020	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$42,820	$420,756	$137,481	$748,173	$967	$1,350,197
Special Mention	—	800	—	—	—	800
Substandard	—	5,741	903	7,348	—	13,992
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$42,820	$427,297	$138,384	$755,521	$967	$1,364,989

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2019	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$30,076	$416,183	$52,033	$641,544	$1,768	$1,141,604
Special Mention	—	800	—	—	—	800
Substandard	1,360	6,317	980	10,101	—	18,758
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$31,436	$423,300	$53,013	$651,645	$1,768	$1,161,162

Troubled Debt Restructures:

In this current real estate environment it has become more common to restructure or modify the terms of certain loans under certain conditions (i.e. troubled debt restructures or “TDRs”), especially due to the impact of the COVID-19 pandemic. In those circumstances it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce or defer payments for a period of time. We have not forgiven any material principal amounts on any loan modifications to date. Nonperforming TDRs are generally placed on non-accrual under the same criteria as all other loans.

TDRs as of June 30, 2020 and December 31, 2019 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
June 30, 2020	Accruing	Nonaccrual	Total
Commercial real estate	$2,896	$479	$3,375
Commercial and industrial	—	25	25
Total	$2,896	$504	$3,400

(Dollars in thousands)
December 31, 2019	Accruing	Nonaccrual	Total
Commercial real estate	$2,437	$482	$2,919
Commercial and industrial	22	5	27
Total	$2,459	$487	$2,946

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company allocated a specific reserve of $405,000 and $344,000, as of June 30, 2020 and December 31, 2019, respectively, and recognized no partial charge offs on the TDR loans described above during the three and six months ended June 30, 2020 and 2019. TDR commercial and industrial loans totaling $21,000 defaulted during the three and six months ended June 30, 2020. TDR commercial real estate loans totaling $482,000 and $777,000 defaulted during the three and six months ended June 30, 2019, respectively. These defaults did not have a material impact on the Company’s allowance for loan loss.

During the six months ended June 30, 2020, we modified one commercial real estate loan. The total recorded investment in this modified loan was $511,000 as of June 30, 2020. During the year ended December 31, 2019, we modified one commercial and industrial loan. The total recorded investment in the modified loan was $25,000 as of December 31, 2019. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At June 30, 2020, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	June 30,	December 31,
Type of Concession	2020	2019
Deferral of payments	$508	$22
Extension of maturity date	2,892	2,924
Total TDR loans	$3,400	$2,946

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	5	$3,429	4	$2,923
Commercial and industrial	2	25	2	31
Total	7	$3,454	6	$2,954

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

As of June 30, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $157.5 million and $145.3 million, respectively, that had been approved for a three month payment deferral. The Small Business Administration (“SBA”) has guaranteed the principal and interest payments of all our SBA loan customers for six months through the end of September 2020.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of June 30, 2020 and December 31, 2019, the unpaid principal balances of serviced loans totaled $476.6 million and $441.6 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning of period	$7,573	$8,475	$8,162	$8,419
Change in fair value	849	168	260	224
End of period, fair value	$8,422	$8,643	$8,422	$8,643

Fair value at June 30, 2020 and December 31, 2019 was determined using discount rates ranging from 4.20% to 11.08% and 5.80% to 12.06%, respectively, and prepayment speeds ranging from 13.24% to 18.37% and 10.82% to 16.54%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $24,000 and $26,000 at June 30, 2020 and December 31, 2019, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights. No valuation allowances are recorded against capitalized servicing rights or interest only strips as of June 30, 2020 and December 31, 2019.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at June 30, 2020 and December 31, 2019 was $1.14 billion and $1.17 billion, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mortgage loan servicing rights:	2020	2019	2020	2019
Beginning of period	$16,791	$14,909	$18,068	$14,934
Additions	—	2,718	984	3,512
Amortization expense	(1,258)	(856)	(2,635)	(1,675)
Valuation allowance	531	—	(353)	—
End of period, carrying value	$16,064	$16,771	$16,064	$16,771

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Valuation allowance:	2020	2019	2020	2019
Beginning balance	$884	$—	$—	$—
Additions expensed	—	—	353	—
Reductions credited to operations	(531)	—	—	—
Direct write-downs	—	—	—	—
Ending balance	$353	$—	$353	$—

The fair value of servicing rights was $16.3 million and $19.0 million at June 30, 2020 and December 31, 2019, respectively. Fair value at June 30, 2020 was determined by using a discount rate of 14%, prepayment speeds of 19%, and a weighted average default rate of 1.04%. Fair value at December 31, 2019 was determined using a discount rate of 14%, prepayment speeds of 16%, and a weighted average default rate of 0.98%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at June 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	June 30, 2020	December 31, 2019
Convertible advance with Bermudan option maturing August 6, 2029; fixed rate of 0.85%	$20,000	$20,000
Convertible advance with Bermudan option maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance with Bermudan option maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance with Bermudan option maturing February 1, 2030; fixed rate of 0.59%	20,000	—
Total FHLB advances	$80,000	$60,000

At June 30, 2020, the Company had maximum borrowing capacity from the FHLB of $482.5 million based on the value of residential and commercial real estate loans pledged as collateral.

At June 30, 2020, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at June 30, 2020.

At June 30, 2020, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $24.3 million as of June 30, 2020. There were no outstanding borrowings on this line as of June 30, 2020.

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

The sold portion of SBA loans that satisfies at least one of the above provisions are considered secured borrowings and are included in other borrowings. Secured borrowings at June 30, 2020 and December 31, 2019 were $3.1 million.

NOTE 7 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through July 2028. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (“ROU”) asset and lease liability. None of our leases included options to terminate the lease and none had initial terms of 12 months or less (i.e. short-term leases). Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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

The components of lease cost were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$540	$574	$1,091	$1,064
Variable lease cost	47	47	95	95
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$587	$621	$1,186	$1,159

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
June 30, 2021	$1,994
June 30, 2022	1,897
June 30, 2023	1,953
June 30, 2024	1,863
June 30, 2025	1,727
After June 30, 2025	3,684
Total lease payments	13,118
Less: interest discount	(1,349)
Present value of lease liabilities	$11,769

Supplemental Lease Information	June 30, 2020
Weighted-average remaining lease term (years)	6.9
Weighted-average discount rate	3.13%

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,017	$967
Operating cash flows from operating leases (lease liability reduction)	$830	$761
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$131	$13,610

NOTE 8 – REVENUE RECOGNITION

Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity’s contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied. The implementation of the new guidance did not have a material impact on the measurement or recognition of revenue. The Company did not record a cumulative effect adjustment to opening retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1% of total revenues in the three and six months ended June 30, 2020 and 2019.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the three and six months ended June 30, 2020 and 2019.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of June 30, 2020 and December 31, 2019 include:

	June 30,	December 31,
(Dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$49,146	$64,243
Standby letters of credit	$4,796	$5,213

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $49.1 million of unused lines of credit and $4.8 million to make loans as of June 30, 2020. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of June 30, 2020 and December 31, 2019 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	June 30, 2020
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$11,575	$—	$—	$11,575
States and political subdivisions	5,076	—	5,076	—
Mortgage-backed GSE residential	1,764	—	1,764	—
Total securities available for sale	18,415	—	6,840	11,575

SBA servicing asset	8,422	—	—	8,422
Interest only strip	24	—	—	24
	$26,861	$—	$6,840	$20,021
Non-recurring fair value measurements:
Impaired loans	$2,057	$—	$—	$2,057	$193

	December 31, 2019
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,279	—	1,279	—
Mortgage-backed GSE residential	1,980	—	1,980	—
Total securities available for sale	15,695	—	3,259	12,436

SBA servicing asset	8,162	—	—	8,162
Interest only strip	26	—	—	26
	$23,883	$—	$3,259	$20,624
Non-recurring fair value measurements:
Impaired loans	$4,523	$—	$—	$4,523	$338

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, April 1, 2020	$11,663	$7,573	$25	$—
Total gain (loss) included in income	—	849	(1)	—
Settlements	—	—	—	—
Prepayments/paydowns	(88)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, June 30, 2020	$11,575	$8,422	$24	$—

Fair value, April 1, 2019	$15,078	$8,475	$25	$—
Total gain included in income	—	168	14	—
Settlements	—	—	—	—
Prepayments/paydowns	(798)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, June 30, 2019	$14,280	$8,643	$39	$—

Six Months Ended:
Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total gain (loss) included in income	—	260	(2)	—
Settlements	—	—	—	—
Prepayments/paydowns	(861)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, June 30, 2020	$11,575	$8,422	$24	$—

Fair value, January 1, 2019	$15,183	$8,419	$27	$—
Total gain included in income	—	224	12	—
Settlements	—	—	—	—
Prepayments/paydowns	(903)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, June 30, 2019	$14,280	$8,643	$39	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at June 30, 2020 and December 31, 2019:

	Valuation	Unobservable	General
	Technique	Input	Range
June 30, 2020
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	13.24%-18.37%
		Discount rate	4.20%-11.08%

December 31, 2019
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	10.82%-16.54%
		Discount rate	5.80%-12.06%

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019 are as follows:

	Carrying	Estimated Fair Value at June 30, 2020
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$215,769	$—	$215,769	$—	$215,769
Securities purchased under agreements to resell	40,000	—	40,000	—	40,000
Investment securities	18,415	—	6,840	11,575	18,415
FHLB stock	4,873	—	—	—	N/A
Loans, net	1,357,095	—	—	1,392,379	1,392,379
Accrued interest receivable	8,270	—	—	8,270	8,270
SBA servicing assets	8,422	—	—	8,422	8,422
Interest only strips	24	—	—	24	24
Mortgage servicing assets	16,064	—	—	16,312	16,312
Financial Liabilities:
Deposits	1,349,898	—	1,352,328	—	1,352,328
Federal Home Loan Bank advances	80,000	—	80,000	—	80,000
Other borrowings	3,060	—	3,060	—	3,060
Accrued interest payable	549	—	549	—	549

	Carrying	Estimated Fair Value at December 31, 2019
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$276,413	$—	$276,413	$—	$276,413
Securities purchased under agreements to resell	15,000	—	15,000	—	15,000
Investment securities	15,695	—	3,259	12,436	15,695
FHLB stock	3,842	—	—	—	N/A
Loans, net	1,154,323	—	—	1,169,214	1,169,214
Loans held for sale	85,793	—	88,178	—	88,178
Accrued interest receivable	5,101	—	—	5,101	5,101
SBA servicing asset	8,162	—	—	8,162	8,162
Interest only strips	26	—	—	26	26
Mortgage servicing assets	18,068	—	—	19,035	19,035
Financial Liabilities:
Deposits	1,307,377	—	1,308,946	—	1,308,946
Federal Home Loan Bank advances	60,000	—	60,000	—	60,000
Other borrowings	3,129	—	3,129	—	3,129
Accrued interest payable	890	—	890	—	890

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of June 30, 2020, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

							To Be Well Capitalized
			Minimum Capital Required -				Under Prompt Corrective
	Actual		Basel III				Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥		Ratio ≥		Amount ≥	Ratio ≥
As of June 30, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$228,747	22.53%	N/A	*	N/A	*	N/A	N/A
Bank	212,995	20.98%	106,576		10.5%		101,501	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	220,853	21.75%	N/A	*	N/A	*	N/A	N/A
Bank	205,101	20.21%	86,276		8.5%		81,201	8.0%
Common Tier 1 (CET1)
Consolidated	220,853	21.75%	N/A	*	N/A	*	N/A	N/A
Bank	205,101	20.21%	71,051		7.0%		65,976	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	220,853	13.44%	N/A	*	N/A	*	N/A	N/A
Bank	205,101	12.49%	65,697		4.0%		82,121	5.0%
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$215,377	22.01%	N/A	*	N/A	*	N/A	N/A
Bank	199,539	20.40%	102,705		10.5%		97,814	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	208,538	21.31%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	19.70%	83,142		8.5%		78,251	8.0%
Common Tier 1 (CET1)
Consolidated	208,538	21.31%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	19.70%	68,470		7.0%		63,579	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	208,538	12.70%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	11.74%	65,655		4.0%		82,069	5.0%

*  The FRB raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 Billion to $3 Billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements.

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At June 30, 2020, 240,000 stock options had been granted and 145,459 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2020 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2020	240,000	$12.70

During the three months ended June 30, 2020 and 2019, the Company recognized compensation expense for stock options of $119,000. During the six months ended June 30, 2020 and 2019, the Company recognized compensation expense for stock options of $238,000. As of June 30, 2020 and December 31, 2019, there was $476,000 and $714,000, respectively, of total unrecognized compensation cost related to options granted under the Plan. As of June 30, 2020, the cost is expected to be recognized over a weighted-average period of 1.0 year.

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

A summary of restricted stock activity for the six months ended June 30, 2020 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2020	169,204	$9.35
Granted	145,459	11.56
Vested	(144,176)	9.03
Forfeited	(202)	9.85
Nonvested at June 30, 2020	170,285	$11.51

During the three months ended June 30, 2020 and 2019, the Company recognized compensation expense for restricted stock of $265,000 and $233,000, respectively. During the six months ended June 30, 2020 and 2019, the Company recognized compensation expense for restricted stock of $434,000 and $429,000, respectively. As of June 30, 2020 and December 31, 2019, there was $2.2 million and $1.1 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of June 30, 2020, the cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands except per share data)	2020	2019	2020	2019
Basic earnings per share
Net Income	$7,739	$12,960	$17,555	$21,692

Weighted average common shares outstanding	25,575,837	24,198,196	25,552,864	24,237,168

Basic earnings per common share	$0.30	$0.54	$0.69	$0.90

Diluted earnings per share
Net Income	$7,739	$12,960	$17,555	$21,692

Weighted average common shares outstanding for basic earnings per common share	25,575,837	24,198,196	25,552,864	24,237,168
Add: Dilutive effects of restricted stock and options	141,502	187,853	178,850	190,474

Average shares and dilutive potential common shares	25,717,339	24,386,049	25,731,714	24,427,642

Diluted earnings per common share	$0.30	$0.53	$0.68	$0.89

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and six months ended June 30, 2020 and 2019.

NOTE 14 – COVID UPDATE

The COVID-19 pandemic is having, and will likely continue to have, significant effects on global markets, supply chains, businesses and communities. COVID-19 is likely to impact the Company’s future financial condition and results of operations, including, but not limited to, additional loan loss reserves, additional collateral and/or modifications to debt obligations, liquidity, limited dividend payouts or potential shortages of personnel.

Management continues to take appropriate actions to mitigate the negative impact the virus has on the Company, including restricting employee travel, directing employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary. However, the full impact of COVID-19 is unknown and cannot be reasonably estimated as these events are still developing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2019 through June 30, 2020 and on our results of operations for the three and six months ended June 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations,  estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 pandemic. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	the impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the PPP;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans changes in the prices, values and sales volumes of commercial and residential real estate;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the FRB, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;

●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of FDIC insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy; and

●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the period ended March 31, 2020, including those identified under the heading “Risk Factors”, and detailed from time to time in other filings with the U.S. Securities and Exchange Commission.

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

COVID-19 Pandemic

During March 2020, the World Health Organization declared the novel strain of coronavirus (“COVID-19”) a global pandemic in response to the rapidly growing outbreak of the virus. COVID-19 has significantly impacted local, national and global economies due to stay-at-home orders and social distancing guidelines, and has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.

Congress, the President, and the FRB have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and continues to have a material impact on our operations.

In response to the COVID-19 pandemic, the Company has prioritized the health and safety of its teammates and customers, and has taken protective measures such as implementing remote work arrangements to the full extent possible and by adjusting banking center hours and operational measures to promote social distancing, and it will continue to do so throughout the duration of the pandemic. At the same time, the Company is closely monitoring the effects of the COVID-19 pandemic on our loan and deposit customers, and is assessing the risks in our loan portfolio and working with our customers to reduce the pandemic’s impact on them while minimizing losses for the Company. In addition, the Company remains focused on improving shareholder value, managing credit exposure, challenging expenses, enhancing the customer experience and supporting the communities it serves.

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to 90 days. The Small Business Administration (SBA) has also guaranteed the principal and interest payments of all our SBA loan customers for six months through September 2020. As of June 30, 2020, we had 89 non-SBA commercial customers with outstanding loan balances totaling $157.5 million who have been approved for a three month payment deferral. Of these non-SBA payment deferrals, 23 loans totaling $71.0 million with a current weighted average loan-to-value (“LTV”) of 54.4% were in the hotel industry and 13 loans totaling $9.0 million with a current weighted average LTV of 52.7% were in the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic. As of June 30, 2020, the Company had 48 loans totaling $117.4 million in the hotel industry and 115 loans totaling $38.6 million in the restaurant industry, which make up 8.6% and 2.8% of our total loan portfolio, respectively.

In addition, as a preferred SBA lender, we have been participating in the SBA Paycheck Protection Program (“PPP”) under the CARES Act to help provide loans to our business customers in need. As of June 30, 2020, the Company approved and funded almost 1,800 PPP loans for an aggregate amount of funds in excess of $96.1 million. We used our current cash balances to fund these PPP loans.

As of June 30, 2020, our residential real estate loan portfolio made up 55.2% of our total loan portfolio and had a weighted average LTV of approximately 57.8%. As of June 30, 2020, 19.2% of our residential mortgages have been approved for a hardship payment deferral covering principal and interest payments for three months. The following table presents our outstanding residential mortgage balances, weighted average amortized LTVs and current approved payment deferrals by property state.

	June 30, 2020			Approved Payment Deferrals
		% of Total
(Dollars in thousands)	Outstanding	Mortgage	Weighted	Outstanding
State	Loan Balance	Portfolio	Average LTV	Loan Balance	% of State
New York	$ 347,285	46.0%	55.9%	81,825	23.6%
Georgia	182,491	24.2%	59.1%	29,824	16.3%
Pennsylvania	50,199	6.6%	61.9%	3,244	6.5%
New Jersey	42,581	5.6%	56.6%	8,646	20.3%
Texas	37,997	5.0%	60.4%	5,852	15.4%
Florida	34,777	4.6%	60.6%	5,578	16.0%
Virginia	27,068	3.6%	57.4%	4,659	17.2%
Other (AL, CA, DC, CT, MA, MD)	33,123	4.4%	60.0%	5,661	17.1%
Total residential real estate loans	$ 755,521	100.0%	57.8%	$ 145,289	19.2%

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of June 30, 2020, we had total assets of $1.72 billion, total loans of $1.36 billion, total deposits of $1.35 billion and total shareholders’ equity of $229.4 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the six months ended June 30, 2020 and 2019. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2020	2020	2019	2019	2019	2020	2019
Selected income statement data:
Interest income	$19,083	$20,556	$20,625	$21,908	$20,818	$39,639	$40,680
Interest expense	3,240	4,646	5,681	5,929	5,570	7,886	10,628
Net interest income	15,843	15,910	14,944	15,979	15,248	31,753	30,052
Provision for loan losses	1,061	—	—	—	—	1,061	—
Noninterest income	5,500	7,509	9,360	11,001	12,098	13,109	19,532
Noninterest expense	9,724	10,049	9,840	10,162	9,934	19,873	19,998
Income tax expense	2,819	3,554	3,794	4,462	4,452	6,373	7,894
Net income	7,739	9,816	10,670	12,356	12,960	17,555	21,692
Per share data:
Basic income per share	$0.30	$0.38	$0.42	$0.51	$0.54	$0.69	$0.90
Diluted income per share	$0.30	$0.38	$0.42	$0.50	$0.53	$0.68	$0.89
Dividends per share	$0.11	$0.11	$0.11	$0.11	$0.10	$0.22	$0.20
Book value per share (at period end)	$8.94	$8.76	$8.49	$8.00	$7.58	$8.94	$7.58
Shares of common stock outstanding	25,674,067	25,529,891	25,529,891	24,305,378	24,305,378	25,674,067	24,305,378
Weighted average diluted shares	25,717,339	25,736,435	25,586,733	24,502,621	24,386,049	25,731,714	24,427,642
Performance ratios:
Return on average assets	1.89%	2.44%	2.57%	3.07%	3.44%	2.16%	2.94%
Return on average equity	13.92	18.21	20.40	26.44	29.61	16.03	25.46
Dividend payout ratio	36.53	28.80	26.36	21.79	18.85	32.21	22.57
Yield on total loans	5.69	6.11	6.04	6.22	6.11	5.90	6.15
Yield on average earning assets	4.93	5.42	5.27	5.78	5.83	5.17	5.81
Cost of average interest bearing liabilities	1.32	1.78	2.06	2.23	2.23	1.56	2.16
Cost of deposits	1.32	1.86	2.15	2.29	2.23	1.63	2.17
Net interest margin	4.09	4.19	3.82	4.22	4.27	4.14	4.30
Efficiency ratio(1)	45.56	42.91	40.49	37.66	36.33	44.30	40.33
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.01%	(0.01)%	0.00%	(0.11)%	0.01%	0.00%	0.03%
Nonperforming assets to gross loans and OREO	1.00	1.13	1.30	1.18	1.41	1.00	1.41
ALL to nonperforming loans	59.66	49.47	46.54	47.19	38.67	59.66	38.67
ALL to loans held for investment	0.58	0.54	0.59	0.54	0.54	0.58	0.54
Balance sheet and capital ratios:
Gross loans held for investment to deposits	101.48%	101.67%	88.97%	94.46%	91.88%	101.48%	91.88%
Noninterest bearing deposits to deposits	33.28	25.83	22.34	23.30	23.87	33.28	23.87
Common equity to assets	13.32	13.94	13.28	11.82	12.09	13.32	12.09
Leverage ratio	13.44	13.40	12.70	11.68	11.67	13.44	11.67
Common equity tier 1 ratio	21.75	21.75	21.31	18.82	17.99	21.75	17.99
Tier 1 risk-based capital ratio	21.75	21.75	21.31	18.82	17.99	21.75	17.99
Total risk-based capital ratio	22.53	22.44	22.01	19.51	18.66	22.53	18.66
Mortgage and SBA loan data:
Mortgage loans serviced for others	$1,136,824	$1,186,825	$1,168,601	$1,122,551	$1,016,352	$1,136,824	$1,016,352
Mortgage loan production	48,850	119,667	112,259	163,517	188,713	168,926	339,781
Mortgage loan sales	—	92,737	106,548	152,503	205,893	92,737	261,016
SBA loans serviced for others	476,629	464,576	441,593	446,266	443,830	476,629	443,830
SBA loan production(2)	114,988	43,447	30,763	48,878	45,850	158,435	75,406
SBA loan sales	35,247	29,958	30,065	28,914	28,675	65,205	59,426

(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income)
(2)	The amounts presented for the three and six months ended June 30, 2020 include PPP loans totaling $96.1 million

Results of Operations

We recorded net income of $7.7 million for the three months ended June 30, 2020 compared to $13.0 million for the same period in 2019, a decrease of $5.3 million, or 40.3%. For the six months ended June 30, 2020, we recorded net income of $17.6 million compared to $21.7 million for the six months ended June 30, 2019, a decrease of $4.1 million, or 19.1%.

Basic and diluted earnings per common share for the three months ended June 30, 2020 was $0.30, compared to $0.54 and $0.53 for the basic and diluted earnings per common share for the same period in 2019. For the six months ended June 30, 2020, basic and diluted earnings per common share was $0.69 and $0.68, respectively, compared to $0.90 and $0.89 for the same period a year ago.

Interest Income

Interest income totaled $19.1 million for the three months ended June 30, 2020, a decrease of $1.7 million, or 8.3%, from the three months ended June 30, 2019, primarily due to a 42 basis points decrease in the yield on average loans, while average loan balances increased by only $7.4 million. The increase in average loans included increases of $14.5 million and $69.0 million in average commercial real estate loans and commercial and industrial loans, which includes $55.9 million in average PPP loans included in our commercial and industrial loans, offset by a decrease of $76.6 million in average residential mortgage loans. As compared to the three months ended June 30, 2019, the yield on average interest-earning assets decreased by 90 basis points to 4.93% from 5.83% with the yield on average loans decreasing by 42 basis points and the yield on average total investments decreasing by 196 basis points.

Interest income was $39.6 million for the six months ended June 30, 2020 compared to $40.7 million for the same period in 2019, a decrease of $1.1 million, or 2.6%, primarily due to a 25 basis points decrease in the yield on average loans, including loans held for sale, and a 151 basis points decrease in the yield on average federal funds sold and interest-bearing cash account.

Interest Expense

Interest expense for the three months ended June 30, 2020 decreased $2.4 million, or 41.8%, to $3.2 million compared to interest expense of $5.6 million for the three months ended June 30, 2019, primarily due to a 85 basis points decrease in deposit costs coupled with a $175.1 million decrease in average time deposit balances. The 85 basis points decrease in deposit costs which includes a 149 basis points decrease in the yield on average money market deposits and a 65 basis points decrease in the yield on average time deposits. Average money market deposits increased by $86.3 million while average time deposits decreased by $175.1 million. Interest expense totaled $7.9 million for the six months ended June 30, 2020, a decrease of $2.7 million, or 25.8%, compared to the same period in 2019, primarily due to a 54 basis points decrease in deposit costs coupled with a $141.8 million decrease in average time deposit balances.

Average borrowings outstanding for the three months ended June 30, 2020 increased by $60.3 million with a decrease in rate of 150 basis points compared to the three months ended June 30, 2019. Average borrowings outstanding for the six months ended June 30, 2019 increased by $65.9 million with a decrease in rate of 116 basis points compared to the same period in 2019.

Net Interest Margin

The net interest margin for the three months ended June 30, 2020 decreased by 18 basis points to 4.09% from 4.27% for the three months ended June 30, 2019, primarily due to a 91 basis point decrease in the cost of interest-bearing liabilities of $987.2 million and a decrease of 90 basis points in the yield on average interest-earning assets of $1.56 billion. Average earning assets increased by $123.6 million, primarily due to an increase of $91.3 million in federal funds sold and interest-

earning cash accounts, $25.0 million in securities purchased under agreements to resell and $7.4 million in average loans. Average interest-bearing liabilities decreased by $15.8 million, primarily driven by a decrease in average interest-bearing deposits of $76.1 million, offset by an increase in average borrowings of $60.3 million. PPP loan interest and fee income of $1.3 million recognized during the three months ended June 30, 2020, which is included in interest and fees on commercial and industrial loans, had a 17 basis points impact on the yield on average loans and a 20 basis points impact on the net interest margin.

The net interest margin for the six months ended June 30, 2020 decreased by 16 basis points to 4.14% from 4.30% for the six months ended June 30, 2019, primarily due to a 60 basis point decrease in the cost of interest-bearing liabilities of $1.02 billion and a decrease of 64 basis points in the yield on average interest-earning assets of $1.54 billion. Average earning assets increased by $130.2 million, primarily due to an increase of $82.6 million in federal funds sold and interest-earning cash accounts, $21.0 million in securities purchased under agreements to resell and $27.7 million in average loans. Average interest-bearing liabilities increased by $27.5 million, primarily driven by an increase in average borrowings of $65.9 million, offset by an decrease in average interest-bearing deposits of $38.4 million. PPP loan interest and fee income of $1.3 million recognized during the six months ended June 30, 2020, which is included in interest and fees on commercial and industrial loans, had an 8 basis points impact on the yield on average loans and a 10 basis points impact on the net interest margin.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition  and the shape of the interest rate yield curve. The decline in our net interest margin is primarily the result of the continuous decrease in the yield earned on our interest-earning assets; however, we have been able to partially offset this through declining cost of funds and growing our volume of interest-earning assets.

Average Balances, Interest and Yields

The following tables present, for the three and six months ended June 30, 2020 and 2019, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended June 30,
	2020			2019
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$167,059	$97	0.23%	$75,775	$427	2.26%
Securities purchased under agreements to resell	40,000	57	0.57	15,000	114	3.05
Securities available for sale	18,410	103	2.25	18,447	118	2.57
Total investments	225,469	257	0.46	109,222	659	2.42
Construction and development	31,617	421	5.36	30,060	490	6.54
Commercial real estate	472,113	6,246	5.32	457,599	7,599	6.66
Commercial and industrial	111,629	2,076	7.48	42,603	791	7.45
Residential real estate	714,095	10,025	5.65	790,667	11,219	5.69
Consumer and other	1,275	58	18.30	2,444	60	9.85
Gross loans(2)	1,330,729	18,826	5.69	1,323,373	20,159	6.11
Total earning assets	1,556,198	19,083	4.93	1,432,595	20,818	5.83
Noninterest-earning assets	93,152			80,439
Total assets	1,649,350			1,513,034
Interest-bearing liabilities:
NOW and savings deposits	64,081	40	0.26	51,413	43	0.34
Money market deposits	207,785	393	0.76	121,511	683	2.25
Time deposits	632,257	2,663	1.69	807,311	4,719	2.34
Total interest-bearing deposits	904,123	3,096	1.38	980,235	5,445	2.23
Borrowings	83,096	144	0.70	22,822	125	2.20
Total interest-bearing liabilities	987,219	3,240	1.32	1,003,057	5,570	2.23
Noninterest-bearing liabilities:
Noninterest-bearing deposits	377,136			304,220
Other noninterest-bearing liabilities	61,449			30,193
Total noninterest-bearing liabilities	438,585			334,413
Shareholders' equity	223,546			175,564
Total liabilities and shareholders' equity	$1,649,350			$1,513,034
Net interest income		$15,843			$15,248
Net interest spread			3.61			3.60
Net interest margin			4.09			4.27

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30,
	2020			2019
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$180,214	$899	1.00%	$97,605	$1,214	2.51%
Securities purchased under agreements to resell	36,016	197	1.10	15,000	227	3.05
Securities available for sale	17,537	209	2.40	18,693	241	2.60
Total investments	233,767	1,305	1.12	131,298	1,682	2.58
Construction and development	29,425	817	5.58	34,442	1,143	6.69
Commercial real estate	474,464	13,497	5.72	443,212	14,899	6.78
Commercial and industrial	85,781	3,055	7.16	38,129	1,392	7.36
Residential real estate	716,282	20,865	5.86	761,216	21,455	5.68
Other	1,430	100	14.06	2,666	109	8.24
Gross loans(2)	1,307,382	38,334	5.90	1,279,665	38,998	6.15
Total earning assets	1,541,149	39,639	5.17	1,410,963	40,680	5.81
Noninterest-earning assets	93,323			78,108
Total assets	1,634,472			1,489,071
Interest-bearing liabilities:
NOW and savings deposits	61,141	83	0.27	53,088	92	0.35
Money market deposits	198,524	1,062	1.08	103,190	1,135	2.22
Time deposits	679,145	6,465	1.91	820,912	9,275	2.28
Total interest-bearing deposits	938,810	7,610	1.63	977,190	10,502	2.17
Borrowings	79,486	276	0.70	13,628	126	1.86
Total interest-bearing liabilities	1,018,296	7,886	1.56	990,818	10,628	2.16
Noninterest-bearing liabilities:
Noninterest-bearing deposits	338,112			299,373
Other noninterest-bearing liabilities	57,887			27,064
Total noninterest-bearing liabilities	395,999			326,437
Shareholders' equity	220,177			171,816
Total liabilities and shareholders' equity	$1,634,472			$1,489,071
Net interest income		$31,753			$30,052
Net interest spread			3.61			3.65
Net interest margin			4.14			4.30

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$259	$(589)	$(330)
Securities purchased under agreements to resell	85	(142)	(57)
Securities available for sale	1	(16)	(15)
Total investments	345	(747)	(402)
Construction and development	25	(94)	(69)
Commercial real estate	226	(1,579)	(1,353)
Commercial and industrial	1,293	(8)	1,285
Residential real estate	(1,095)	(99)	(1,194)
Consumer and Other	(26)	24	(2)
Gross loans(2)	423	(1,756)	(1,333)
Total earning assets	768	(2,503)	(1,735)
Interest-bearing liabilities:
NOW and savings deposits	7	(10)	(3)
Money market deposits	333	(623)	(290)
Time deposits	(920)	(1,136)	(2,056)
Total interest-bearing deposits	(580)	(1,769)	(2,349)
Borrowings	157	(138)	19
Total interest-bearing liabilities	(423)	(1,907)	(2,330)
Net interest income	$1,191	$(596)	$595

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$709	$(1,024)	$(315)
Securities purchased under agreements to resell	179	(209)	(30)
Securities available for sale	(13)	(19)	(32)
Total investments	875	(1,252)	(377)
Construction and development	(150)	(176)	(326)
Commercial real estate	1,086	(2,488)	(1,402)
Commercial and industrial	1,714	(51)	1,663
Residential real estate	(1,204)	614	(590)
Consumer and Other	(35)	26	(9)
Gross loans(2)	1,411	(2,075)	(664)
Total earning assets	2,286	(3,327)	(1,041)
Interest-bearing liabilities:
NOW and savings deposits	4	(13)	(9)
Money market deposits	715	(788)	(73)
Time deposits	(1,031)	(1,779)	(2,810)
Total interest-bearing deposits	(312)	(2,580)	(2,892)
Borrowings	294	(144)	150
Total interest-bearing liabilities	(18)	(2,724)	(2,742)
Net interest income	$2,304	$(603)	$1,701

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded provision for loan losses of $1.1 million during the three and six months ended June 30, 2020 compared to no provision for loan losses during the same periods in 2019. The increase in our provision for loan losses in the three and six months ended June 30, 2020 compared to the same periods in 2019 is largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. Our ALL as a percentage of gross loans for the periods ended June 30, 2020 and 2019 was 0.58% and 0.54%, respectively. Excluding outstanding PPP loans of $96.1 million as of June 30, 2020, the ALL as a percentage of total loans was 0.62%. None of the ALL balance was allocated to our PPP loan potfolio at June 30, 2020. Our ALL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended June 30, 2020 was $5.5 million, a decrease of $6.6 million, or 54.5%, compared to $12.1 million for the three months ended June 30, 2019. Noninterest income for the six months ended June 30, 2020 was $13.1 million, a decrease of $6.4 million, or 32.9%, compared to $19.5 million for the six months ended June 30, 2019.

The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$202	$262	$(60)	(22.9)%	$489	$517	$(28)	(5.4)%
Other service charges, commissions and fees	970	3,058	(2,088)	(68.3)	3,173	5,457	(2,284)	(41.9)
Gain on sale of residential mortgage loans	—	2,615	(2,615)	(100.0)	2,529	3,553	(1,024)	(28.8)
Mortgage servicing income, net	783	3,315	(2,532)	(76.4)	1,155	4,654	(3,499)	(75.2)
Gain on sale of SBA loans	1,276	1,565	(289)	(18.5)	2,577	2,892	(315)	(10.9)
SBA servicing income, net	1,959	1,137	822	72.3	2,475	2,180	295	13.5
Other income	310	146	164	112.3	711	279	432	154.8
Total noninterest income	$5,500	$12,098	$(6,598)	(54.5)%	$13,109	$19,532	$(6,423)	(32.9)%

Service charges on deposit accounts decreased $60,000, or 22.9%, to $202,000 for the three months ended June 30, 2020 compared to $262,000 for the same three months during 2019. Service charges on deposit accounts were $489,000 for the six months ended June 30, 2020 compared to $517,000 for the same period in 2019, a slight decrease of $28,000, or 5.4%. These decreases are partially attributable to lower insufficient funds and overdraft fees as a result of government stimulus funds and lower customer spending due to the COVID-19 pandemic, offset by increased analysis fees.

Other service charges, commissions and fees decreased $2.1 million, or 68.3%, to $970,000 for the three months ended June 30, 2020 compared to $3.1 million for the three months ended June 30, 2019. Other service charges, commissions and fees decreased $2.3 million, or 41.9%, to $3.2 million for the six months ended June 30, 2020 compared to $5.5 million for the six months ended June 30, 2019. The decrease for both periods is mainly attributable to lower underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume significantly declined during the three and six months ended June 30, 2020 compared to the same periods in 2019.

Mortgage loan originations totaled $48.9 million and $168.9 million during the three and six months ended June 30, 2020, respectively, compared to $188.7 million and $339.8 million during the same periods in 2019.

Total gain on sale of loans was $1.3 million for the three months ended June 30, 2020 compared to $4.2 million for the same period of 2019, a decrease of $2.9 million, or 69.5%. Total gain on sale of loans was $5.1 million for the six months ended June 30, 2020 compared to $6.4 million for the same period of 2019, a decrease of $1.3 million, or 20.8%.

We recorded no gain on sale of residential mortgage loans during the three months ended June 30, 2020 and $2.5 million for the six months ended June 30, 2020 compared to $2.6 million and $3.6 million for the same periods of 2019. We sold no residential mortgages during the three months ended June 30, 2020 and $92.7 million in residential mortgage loans in the six months ended June 30, 2020 with average premiums of 2.78%. We sold $205.9 million and $261.0 million in residential mortgage loans in the three and six months ended June 30, 2019 with average premiums of 1.27% and 1.37%, respectively. We originated $48.9 million and $168.9 million of residential mortgage loans during the three and six months ended June 30, 2020 compared to $188.7 million and $339.8 million for the same periods in 2019.

Gain on sale of SBA loans totaled $1.3 million and $2.6 million for the three and six months ended June 30, 2020 compared to $1.6 million and $2.9 million for the same periods of 2019. We sold $35.2 million and $65.2 million in SBA loans during the three and six months ended June 30, 2020 with average premiums of 7.09% and 6.82%, respectively. We sold $28.7 million and $59.4 million in SBA loans during the three and six months ended June 30, 2019 with average premiums of 8.13% and 7.29%, respectively.

Mortgage loan servicing income, net of amortization, decreased by $2.5 million, or 76.4%, to $783,000 during the three months ended June 30, 2020 compared to $3.3 million for the same period of 2019. Mortgage  loan servicing income decreased by $3.5 million, or 75.2%, to $1.2 million during the six months ended June 30, 2020 compared to $4.7 million for the same period of 2019. The decrease in mortgage loan servicing income for both periods was due to the decrease in capitalized mortgage servicing assets and increased servicing asset amortization. Included in mortgage loan servicing income for the three and six months ended June 30, 2020 was $1.5 million and $3.2 million, respectively, in mortgage servicing fees compared to $1.5 million and $2.8 million for the same periods in 2019, and capitalized mortgage servicing assets of zero and $1.0 million for the three and six months ended June 30, 2020, respectively, compared to $2.7 million and $3.5 million for the same periods in 2019. The amounts were offset by mortgage loan servicing asset amortization of $1.3 million and $2.6 million for the three and six months ended June 30, 2020, respectively, compared to $856,000 and $1.7 million during the same periods in 2019. During the three months ended June 30, 2020, we recorded a fair value impairment recovery of $531,000 on our mortgage servicing asset. During the six months ended June 30, 2020, we recorded a fair value impairment of $353,000 on our mortgage servicing asset due to increased prepayment speeds during the year. No fair value impairment charges were recorded during the three and six months ended June 30, 2019. Our total residential mortgage loan servicing portfolio was $1.14 billion at June 30, 2020 compared to $1.02 billion at June 30, 2019.

SBA servicing income, net increased by $822,000, or 72.3%, to $2.0 million for the three months ended June 30, 2020 compared to $1.1 million for the three months ended June 30, 2019. SBA servicing income was $2.5 million for the six months ended June 30, 2020 compared to $2.2 million for the same period in 2019, an increase of $295,000, or 13.5%. Our total SBA loan servicing portfolio was $476.6 million as of June 30, 2020 compared to $443.8 million as of June 30, 2019. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $857,000 increase to our SBA servicing rights in the three months ended June 30, 2020 compared to a $187,000 increase to our SBA servicing rights during the three months ended June 30, 2019. During the six months ended June 30, 2020 and 2019, we recorded increases of $272,000 and $243,000, respectively, to our SBA servicing rights.

Other noninterest income increased by $164,000 to $310,000 for the three months ended June 30, 2020 compared to $146,000 for the three months ended June 30, 2019. Other noninterest income was $711,000 for the six months ended June 30, 2020 compared to $279,000 for the same period in 2019, an increase of $432,000. The largest component of other noninterest income is the income on bank owned life insurance which totaled $115,000 and $117,000, respectively, for the three months ended June 30, 2020 and 2019, and $231,000 and $233,000, respectively, for the six months ended June 30, 2020 and 2019.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2020 was $9.7 million compared to $9.9 million for the three months ended June 30, 2019, a decrease of $210,000, or 2.1%. Noninterest expense for the six months ended June 30, 2020 was $19.9 million compared to $20.0 million for the six months ended June 30, 2019, a slight decrease of $125,000, or 0.6%.

The following table sets forth the major components of our noninterest expense for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands )	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$5,749	$6,037	$(288)	(4.8)%	$12,262	$12,353	$(91)	(0.7)%
Occupancy	1,277	1,231	46	3.7	2,488	2,386	102	4.3
Data processing	201	227	(26)	(11.5)	478	520	(42)	(8.1)
Advertising	140	143	(3)	(2.1)	301	313	(12)	(3.8)
Other operating	2,357	2,296	61	2.7	4,344	4,426	(82)	(1.9)
Total noninterest expense	$9,724	$9,934	$(210)	(2.1)%	$19,873	$19,998	$(125)	(0.6)%

Salaries and employee benefits expense for the three months ended June 30, 2020 was $5.7 million compared to $6.0 million for the three months ended June 30, 2019, a decrease of $288,000, or 4.8%. Salaries and employee benefits expense for the six months ended June 30, 2020 was $12.3 million compared to $12.4 million for the six months ended June 30, 2019, a slight decrease of $91,000, or 0.7%. These decreases were mainly attributable to lower commissions paid to our loan officers as loan volume declined during 2020, partially offset by increased salary costs attributable to an increase in the overall number of employees. The average number of full-time equivalent employees was 210 for the six months ended June 30 2020 compared to 198 for the six months ended June 30, 2019.

Occupancy expense for the three months ended June 30, 2020 was $1.3 million compared with $1.2 million for the same period in 2019, an increase of $46,000, or 3.7%. Occupancy expense for the six months ended June 30, 2020 was $2.5 million compared to $2.4 million for the same period during 2019, an increase of $102,000, or 4.3%. These increases were partially due to increased fixed asset depreciation.

Data  processing expense for the three months ended June 30, 2020 was $201,000 compared to $227,000 for the three months ended June 30, 2019, a decrease of $26,000, or 11.5%. Data processing expense for the six months ended June 30, 2020 was $478,000 compared to $520,000 for the six months ended June 30, 2019, a decrease of $42,000, or 8.1%. These decreases were primarily due to management’s ongoing efforts to reduce costs.

Advertising expense for the three and six months ended June 30, 2020 remained relatively flat compared to the same periods in 2019.

Other operating expenses for the three months ended June 30, 2020 were $2.4 million compared to $2.3 million for the three months ended June 30, 2019, an increase of $61,000, or 2.7%. Other operating expenses for the six months ended June 30, 2020 were $4.3 million compared to $4.4 million for the six months ended June 30, 2019, a decrease of $82,000, or 1.9%. This decrease was partially due to lower mortgage related expenses, as well as decreased operating and customer service expenses. Included in other expenses for the six months ended June 30, 2020 and 2019 were directors’ fees of approximately $184,000 and $169,000, respectively.

Income Tax Expense

Income tax expense for the three months ended June 30, 2020 and 2019 was $2.8 million and $4.5 million, respectively. The Company’s effective tax rates were 26.7% and 25.6% for the three months ended June 30, 2020 and 2019, respectively.

Income tax expense for the six months ended June 30, 2020 and 2019 was $6.4 million and $7.9 million, respectively. The Company’s effective tax rates were 26.6% and 26.7% for the six months ended June 30, 2020 and 2019, respectively.

Financial Condition

Total assets increased $89.9 million, or 5.5%, to $1.72 billion at June 30, 2020 as compared to $1.63 billion at December 31, 2019. The increase in total assets was primarily attributable to increases in securities purchased under agreements to resell of $25.0 million and loans held for investment of $203.8 million, partially offset by decreases in cash and due from banks of $62.2 million and loans held for sale of $85.8.

Loans

Gross loans increased $206.7 million, or 17.8%, to $1.37 billion as of June 30, 2020 as compared to $1.16 billion as of December 31, 2019. Our loan growth during the six months ended June 30, 2020 was comprised of an increase of $11.1 million, or 35.0%, in construction and development loans, an increase of $4.1 million, or 1.0%, in commercial real estate loans, an increase of $88.4 million, or 166.5%, in commercial and industrial loans, an increase of $103.9 million, or 15.9%, in residential real estate loans and a decrease of $801,000, or 45.3%, in consumer and other loans. Included in commercial and industrial loans are PPP loans totaling $96.1 million and unearned PPP fees of $3.1 million as of June 30, 2020. Loans held for sale were zero at June 30, 2020 compared to $85.8 million at December 31, 2019.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	June 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$42,847	3.1%	$31,739	2.7%
Commercial real estate	429,019	31.3%	424,950	36.5%
Commercial and industrial	141,540	10.3%	53,105	4.6%
Residential real estate	755,521	55.2%	651,645	56.0%
Consumer and other	967	0.1%	1,768	0.2%
Gross loans	$1,369,894	100.0%	$1,163,207	100.0%
Less unearned income	(4,905)		(2,045)
Total loans held for investment	$1,364,989		$1,161,162

SBA Loan Servicing

As of June 30, 2020 and December 31, 2019, we serviced $476.6 million and $441.6 million, respectively, in SBA loans for others. The size our SBA loan servicing portfolio continues to grow as we have consistently originated and sold portions of the SBA loans we originate while retaining loan servicing rights. We carried a servicing asset of $8.4 million and $8.2 million at June 30, 2020 and December 31, 2019, respectively. See Note 4 of our consolidated financial statements as of June 30, 2020, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three and six months ended June 30, 2020 and 2019.

Residential Mortgage Loan Servicing

As of June 30, 2020, we serviced $1.14 billion in residential mortgage loans for others compared to $1.17 billion as of December 31, 2019. We carried a servicing asset, net of amortization, of $16.1 million and $18.1 million at June 30, 2020 and December 31, 2019, respectively. Amortization relating to the mortgage loan servicing asset was $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2020 compared to $856,000 and $1.7 million for the same periods in 2019. During the three months ended June 30, 2020, we recorded a fair value impairment recovery of $531,000 on our mortgage servicing asset. During the six months ended June 30, 2020, we recorded a fair value impairment of $353,000 on our mortgage servicing asset. No fair value impairment charges were recorded during the three and six months ended June 30, 2019. See Note 5 of our consolidated financial statements as of June 30, 2020, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and six months ended June 30, 2020 and 2019.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the second quarter of 2020. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but it is unknown to what extent at this point. Nonperforming loans were $13.2 million at June 30, 2020 compared to $14.7 million at December 31, 2019. The decrease from December 31, 2019 to June 30, 2020 was primarily attributable to a $1.4 million decrease in nonaccrual construction and development loans, partially offset by the $437,000 increase in accruing TDRs. We did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2020 and year ended December 31, 2019.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. Nonaccrual loans at June 30, 2020 comprised of $2.9 million of commercial real estate loans, $38,000 in commercial and industrial loans and $7.3 million in residential real estate loans. Nonaccrual loans at December 31, 2019 comprised of $1.4 million of construction and development loans, $2.9 million in commercial real estate loans, $19,000 in commercial and industrial loans, and $7.9 million in residential real estate loans.

(Dollars in thousands)	June 30, 2020	December 31, 2019
Nonaccrual loans	$10,335	$12,236
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	2,896	2,459
Total nonperforming loans	13,231	14,695
Other real estate owned	423	423
Total nonperforming assets	$13,654	$15,118
Nonperforming loans to gross loans	0.97%	1.26%
Nonperforming assets to total assets	0.79%	0.93%
Allowance for loan losses to nonperforming loans	59.66%	46.54%

(1)	For purposes of the table above, nonperforming and past due loans exclude COVID-19 loan modifications.

At June 30, 2020, 17.7% of the Company’s loan portfolio, or $242.2 million, is in sectors we expect to be the most sensitive to the COVID-19 pandemic. Within this group, the hotel industry and the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic, represented $117.4 million and $38.6 million, respectively. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. As of June 30, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $157.5 million and $145.3 million, respectively, that had been approved for a three month payment deferral. The Small Business Administration (SBA) has guaranteed the principal and interest payments of all our SBA loan customers for six months through the end of September 2020. See Notes 1 and 3 of our consolidated financial statements as of June 30, 2020, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

Allowance for Loan Losses

The allowance for loan losses was $7.9 million at June 30, 2020 compared to $6.8 million at December 31, 2019, an increase of $1.1 million, or 15.4%. We increased the qualitative factors in our allowance for loan losses calculation as of June 30, 2020 for the economic uncertainties caused by the COVID-19 pandemic resulting in the $1.1 million provision expense recorded during the current quarter. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands )	2020	2019	2020	2019
Balance, beginning of period	$6,859	$6,526	$6,839	$6,645
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	—	—	—
Commercial and industrial	—	14	—	14
Residential real estate	—	—	—	—
Consumer and other	48	92	71	331
Total charge-offs	48	106	71	345
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	3	6	5	11
Commercial and industrial	—	—	25	—
Residential real estate	—	—	—	—
Consumer and other	19	57	35	172
Total recoveries	22	63	65	183
Net charge-offs/(recoveries)	26	43	6	162
Provision for loan losses	1,061	—	1,061	—
Balance, end of period	$7,894	$6,483	$7,894	$6,483
Total loans at end of period	$1,369,894	$1,190,911	$1,369,894	$1,190,911
Average loans(1)	1,330,729	1,217,943	1,278,784	1,190,422
Net charge-offs to average loans	0.01%	0.01%	0.00%	0.03%
Allowance for loan losses to total loans	0.58%	0.54%	0.58%	0.54%

(1)	Excludes loans held for sale

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of June 30, 2020; provided, however, that with the continuing impact of the COVID-19 pandemic during the first half of 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Deposits

Total deposits increased $42.5 million, or 3.3%, to $1.35 billion at June 30, 2020 compared to $1.31 billion at December 31, 2019. The increase was primarily due to the $157.2 million increase in noninterest bearing deposits and $44.5 million increase in money market accounts, partially offset by a $177.4 million decrease in time deposits. The increase in noninterest bearing deposits and money market accounts was partially due to the combination of government stimuls programs, the deferral of the tax payment deadline, a large portion of our PPP loan funds being deposited into our customer’s accounts at the bank, and customer expense and savings habits in response to the pandemic. As of June 30, 2020, 33.3% of total deposits were comprised of noninterest-bearing demand accounts and 66.7% of interest-bearing deposit accounts compared to 22.3% and 77.7% as of December 31, 2019, respectively.

We had no brokered deposits at June 30, 2020 and December 31, 2019. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support  our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions  and other factors and tends to increase as a percentage of total deposits when the brokered  deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The following table summarizes our average deposit balances and weighted average rates for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,
	2020		2019
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$377,136	—%	$304,220	—%
Interest-bearing demand deposits	45,787	0.20	33,243	0.20
Savings and money market deposits	226,079	0.73	139,681	2.04
Time deposits	632,257	1.69	807,311	2.34
Total interest-bearing deposits	904,123	1.38	980,235	2.23
Total deposits	$1,281,259	0.97	$1,284,455	1.70

	Six Months Ended June 30,
	2020		2019
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$338,112	—%	$299,373	—%
Interest-bearing demand deposits	43,567	0.20	33,185	0.20
Savings and money market deposits	216,098	1.03	123,093	1.96
Time deposits	679,145	1.91	820,912	2.28
Total interest-bearing deposits	938,810	1.63	977,190	2.17
Total deposits	$1,276,922	1.20	$1,276,563	1.66

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At June 30, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB of $482.5 million and $494.3 million, respectively. At June 30, 2020 and December 31, 2019, we had $80 million and $60 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at June 30, 2020 and December 31, 2019. We did not have any advances outstanding under these agreements as of June 30, 2020 and December 31, 2019.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. To provide more liquidity in response to the COVID-19 pandemic, the FRB has taken steps to encourage broader use of the discount window. As of June 30, 2020 and December 31, 2019, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the FRB’s discount window in the amount of $10.0 million with no borrowings outstanding as of June 30, 2020 and December 31, 2019. The FRB discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $24.3 million as of June 30, 2020.

At June 30, 2020 and December 31, 2019, we had $80 million and $60 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $402.5 million and $434.3 million of additional borrowing availability with the FHLB as of June 30, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Bank’s capital ratios as of June 30, 2020 and December 31, 2019. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2020 and December 31, 2019. As of December 31, 2019, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2019 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	June 30, 2020	December 31, 2019	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	22.53%	22.01%	N/A	N/A	N/A
Bank	20.98%	20.40%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	21.75%	21.31%	N/A	N/A	N/A
Bank	20.21%	19.70%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)
Consolidated	21.75%	21.31%	N/A	N/A	N/A
Bank	20.21%	19.70%	4.50%	7.00%	6.50%
Tier 1 capital (to average assets)
Consolidated	13.44%	12.70%	N/A	N/A	N/A
Bank	12.49%	11.74%	4.00%	4.00%	5.00%

Dividends

On July 15, 2020, we declared a cash dividend of $0.09 per share, payable on August 7, 2020, to common shareholders of record as of July 31, 2020. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of June 30, 2020, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of June 30, 2020 and December 31, 2019.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2020 and December 31, 2019 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Shock in basis points)	+200	-100	+200	-100
June 30, 2020	6.20%	1.60%	6.80%	(1.30)%
December 31, 2019	5.00%	(1.30)%	6.10%	(1.30)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
June 30, 2020	9.70%	8.30%	4.60%	(9.20)%
December 31, 2019	3.40%	4.20%	3.50%	(3.10)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2020, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There has been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2020 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2019 Form 10-K and “Part II – Item 1A. – Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future.  In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

Other than the risk factor set forth below related to COVID-19, there have been no material changes in the risk factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2019 Form 10-K and “Part II – Item 1A – Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020.

The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted the Company’s business and results, and could have a more material adverse impact on its business, financial condition, and results of operations.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. In March 2020, almost all states, including Georgia, where the Company is headquartered, and other states in which the Company has significant operations, issued “stay-at-home orders” and declared states of emergency. Recently, state and local governments have implemented phased regulations and guidelines for reopening communities and economies, often with reduced capacity and social distancing restrictions.

Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to its business and operations in the future. Impacts to the business have included increases in costs and reductions in operating effectiveness due to additional health and safety precautions implemented at the Company’s branches and the transition of a portion of its workforce to home locations, decreases in customer traffic in its branches, and increases in requests for and the making of loan modifications. The Company anticipates that additional future impacts to its business will include increases in the Company’s customers’ inability to make scheduled loan payments and increases in requests for forbearance. Further, loan payment deferment programs implemented by the Company or under government stimulus programs, like the PPP, may mask credit deterioration in its loan portfolio by making less applicable standard measures of identifying developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions remain in place or increase, the Company’s expenses, delinquencies, charge-offs, foreclosures, and credit losses may materially increase, and the Company could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of the Company’s allowance for loan losses, which would lead to increases in the provision for loan losses and related declines in its net income.

Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for the Company to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions have and may continue to cause the value of the Company’s investment portfolio and of collateral associated with its existing loans to decline. In addition, in March 2020, the FRB lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in part as a result of the pandemic. A prolonged period of very low interest rates could reduce the Company’s net interest income and have a material adverse impact on its cash flows.

While the Company has taken and is continuing to take precautions to protect the safety and well-being of its employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can the Company predict the continued level of disruption which will occur to its employee's ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of its third-party service providers who perform critical services for the business, or the businesses of many of the Company’s customers and borrowers. Despite phased regulations and guidelines for reopening communities and economies, health advisors warn that a “second wave” of the pandemic is possible if reopening is pursued too soon or in the wrong manner. If COVID-19 is not successfully contained, the Company could experience a material adverse effect on its business, financial condition, results of operations, and cash flow.

Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on its business are, without limitation:

●	the pandemic’s duration, nature, and severity;

●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;

●	political, legal, and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as current temporary or required continuing moratoria and other suspensions of collections, foreclosures, and related obligations;

●	the timing, magnitude, and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits, and commercial activity;

●	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;

●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;

●	the long-term effect of the economic downturn on the Company’s intangible assets such as its goodwill;

●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;

●	the ability of the Company’s employees to work effectively during the course of the pandemic;

●	the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;

●	the possibility of increased fraud, cybercrime, and similar incidents, due to vulnerabilities posed by the significant increase in Company employees and customers handling their banking interactions remotely from home, the quick roll-out of various government-sponsored lending programs, like the PPP, or otherwise;

●	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;

●	potential longer-term shifts toward mobile banking, telecommuting, and telecommerce;

●	short- and long-term health impacts;

●	unforeseen effects of the pandemic; and

●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which the Company operates physically.

The ongoing COVID-19 pandemic has contributed to severe volatility in the financial markets and meaningfully lower stock prices for many companies, including the Company’s common stock. Depending on the extent and duration of the COVID-19 pandemic and perceptions regarding national and global recovery from the pandemic, the price of the Company’s common stock may continue to experience volatility and declines.

The Company is continuing to monitor the COVID-19 pandemic and related risks, including phased reopenings, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on the Company. However, if the pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, the Company’s business, financial condition, results of operations, and cash flows could be materially adversely affected.

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

3.2	Amended and Restated Bylaws of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: August 13, 2020	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: August 13, 2020	By:	/s/ Farid Tan
Farid Tan
President and Chief Financial Officer