Form 10-Q
period 2020-09-30
MetroCity Bankshares, Inc.
filed 2020-11-13
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of November 10, 2020, the registrant had 25,674,067 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

September 30, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets:
Cash and due from banks	$109,263	$270,496
Federal funds sold	17,268	5,917
Cash and cash equivalents	126,531	276,413
Securities purchased under agreements to resell	40,000	15,000
Securities available for sale (at fair value)	18,204	15,695
Loans held for sale	—	85,793
Loans, less allowance for loan losses of $9,339 and $6,839, respectively	1,450,560	1,154,323
Accrued interest receivable	7,999	5,101
Federal Home Loan Bank stock	5,723	3,842
Premises and equipment, net	14,083	14,460
Operating lease right-of-use asset	10,786	11,957
Foreclosed real estate, net	282	423
SBA servicing asset, net	10,173	8,188
Mortgage servicing asset, net	14,599	18,068
Bank owned life insurance	35,578	20,219
Other assets	5,355	2,376
Total assets	$1,739,873	$1,631,858

Liabilities:
Deposits:
Non-interest-bearing demand	$460,679	$292,008
Interest-bearing	877,112	1,015,369
Total deposits	1,337,791	1,307,377

Federal Home Loan Bank advances	100,000	60,000
Other borrowings	491	3,129
Operating lease liability	11,342	12,476
Accrued interest payable	310	890
Other liabilities	52,843	31,262
Total liabilities	$1,502,777	$1,415,134

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,674,067 and 25,529,891 shares issued and outstanding as of September 30, 2020 and December 31, 2019	257	255
Additional paid-in capital	55,098	53,854
Retained earnings	181,576	162,616
Accumulated other comprehensive income (loss)	165	(1)
Total shareholders' equity	237,096	216,724
Total liabilities and shareholders' equity	$1,739,873	$1,631,858

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income:
Loans, including fees	$17,880	$20,857	$56,214	$59,855
Other investment income	187	907	1,265	2,271
Federal funds sold	64	144	291	462
Total interest income	18,131	21,908	57,770	62,588

Interest expense:
Deposits	2,046	5,873	9,656	16,375
FHLB advances and other borrowings	146	56	422	182
Total interest expense	2,192	5,929	10,078	16,557

Net interest income	15,939	15,979	47,692	46,031

Provision for loan losses	1,450	—	2,511	—

Net interest income after provision for loan losses	14,489	15,979	45,181	46,031

Noninterest income:
Service charges on deposit accounts	215	294	704	811
Other service charges, commissions and fees	2,023	2,592	5,196	8,049
Gain on sale of residential mortgage loans	—	2,901	2,529	6,454
Mortgage servicing income, net	235	2,594	1,390	7,248
Gain on sale of SBA loans	2,265	1,404	4,842	4,296
SBA servicing income, net	2,931	900	5,406	3,080
Other income	295	316	1,006	595
Total noninterest income	7,964	11,001	21,073	30,533

Noninterest expense:
Salaries and employee benefits	6,416	6,573	18,678	18,926
Occupancy and equipment	1,302	1,161	3,790	3,547
Data processing	287	245	765	765
Advertising	127	142	428	455
Other expenses	2,018	2,041	6,362	6,467
Total noninterest expense	10,150	10,162	30,023	30,160

Income before provision for income taxes	12,303	16,818	36,231	46,404
Provision for income taxes	2,918	4,462	9,291	12,356
Net income available to common shareholders	$9,385	$12,356	$26,940	$34,048

Earnings per share:
Basic	$0.37	$0.51	$1.05	$1.40
Diluted	$0.36	$0.50	$1.05	$1.39

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$9,385	$12,356	$26,940	$34,048

Other comprehensive income:

Unrealized holding gains on securities available for sale arising during the period	64	15	197	134
Tax effect	(21)	(3)	(31)	(29)

Other comprehensive income	43	12	166	105

Comprehensive income	$9,428	$12,368	$27,106	$34,153

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, July 1, 2020	25,674,067	$257	$54,524	$174,518	$122	$229,421
Net income	—	—	—	9,385	—	9,385
Stock based compensation expense	—	—	574	—	—	574
Other comprehensive income	—	—	—	—	43	43
Dividends on common stock ($0.09 per share)	—	—	—	(2,327)	—	(2,327)
Balance, September 30, 2020	25,674,067	$257	$55,098	$181,576	$165	$237,096

Balance, July 1, 2019	24,305,378	$243	$39,096	$144,989	$(11)	$184,317
Net income	—	—	—	12,356	—	12,356
Stock based compensation expense	—	—	430	—	—	430
Other comprehensive income	—	—	—	—	12	12
Dividends on common stock ($0.11 per share)	—	—	—	(2,693)	—	(2,693)
Balance, September 30, 2019	24,305,378	$243	$39,526	$154,652	$1	$194,422

Nine Months Ended:
Balance, January 1, 2020	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	26,940	—	26,940
Stock based compensation expense	—	—	1,246	—	—	1,246
Vesting of restricted stock	144,176	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	166	166
Dividends on common stock ($0.31 per share)	—	—	—	(7,980)	—	(7,980)
Balance, September 30, 2020	25,674,067	$257	$55,098	$181,576	$165	$237,096

Balance, January 1, 2019	24,258,062	$242	$39,915	$128,555	$(104)	$168,608
Net income	—	—	—	34,048	—	34,048
Stock based compensation expense	—	—	1,097	—	—	1,097
Vesting of restricted stock	157,316	2	(2)	—	—	—
Repurchase and retirement of common stock	(110,000)	(1)	(1,484)	—	—	(1,485)
Impact of adoption of new accounting standard(1)	—	—	—	(362)	—	(362)
Other comprehensive income	—	—	—	—	105	105
Dividends on common stock ($0.31 per share)	—	—	—	(7,589)	—	(7,589)
Balance, September 30, 2019	24,305,378	$243	$39,526	$154,652	$1	$194,422

(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-02: Leases

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net income	$26,940	$34,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,193	1,972
Provision for loan losses	2,511	—
Stock based compensation expense	1,246	1,097
Gain on sale of foreclosed real estate	(99)	—
Writedown of foreclosed real estate	141	—
Origination of residential real estate loans held for sale	(6,992)	(356,715)
Proceeds from sales of residential real estate loans	95,314	420,034
Gain on sale of residential mortgages	(2,529)	(6,454)
Origination of SBA loans held for sale	(104,762)	(90,353)
Proceeds from sales of SBA loans held for sale	109,604	94,649
Gain on sale of SBA loans	(4,842)	(4,296)
Increase in cash value of bank owned life insurance	(359)	(352)
Increase in accrued interest receivable	(2,898)	(508)
Increase in SBA servicing rights	(1,985)	(120)
Decrease (increase) in mortgage servicing rights	3,469	(2,806)
Increase in other assets	(3,010)	(1,164)
Decrease in accrued interest payable	(580)	(311)
Increase in other liabilities	20,311	22,603
Net cash flow provided by operating activities	133,673	111,324

Cash flow from investing activities:
Purchases of securities under resell agreements	(25,000)	—
Purchases of securities available for sale	(3,719)	—
Proceeds from maturities, calls or paydowns of securities available for sale	1,374	3,080
Purchase of Federal Home Loan Bank stock	(1,881)	(2,679)
Increase in loans, net	(300,108)	(115,689)
Purchases of premises and equipment	(481)	(858)
Proceeds from sales of foreclosed real estate owned	1,459	—
Purchase of bank owned life insurance	(15,000)	—
Net cash flow used by investing activities	(343,356)	(116,146)

Cash flow from financing activities:
Dividends paid on common stock	(7,975)	(7,589)
Repurchase of common stock	—	(1,485)
Increase in deposits, net	30,414	91,120
Decrease in other borrowings, net	(2,638)	(1,103)
Proceeds from Federal Home Loan Bank advances	40,000	60,000
Net cash flow provided by financing activities	59,801	140,943

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019

Net change in cash and cash equivalents	(149,882)	136,121
Cash and cash equivalents at beginning of period	276,413	138,427

Cash and cash equivalents at end of period	$126,531	$274,548

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$1,360	$423

Initial recognition of operating lease right-of-use assets	$131	$13,610

Initial recognition of operating lease liabilities	$131	$14,011

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$10,658	$16,868

Income taxes	$11,639	$10,390

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Operating results for the three and nine month period ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2019, which are included in the Company’s 2019 Form 10-K. There were no new accounting policies or changes to existing policies adopted during the first nine months of 2020 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2020. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2020 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with the Financial Accounting Standards Board (“FASB”) staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment, as long as such modifications are (1) related to COVID-19; (2) executed on a loan that was not more than 30 days past due at the time of modification; and (3) executed between March 1, 2020 and the earlier of (a) 60 days after the date of termination of the national emergency declaration or (b) December 31, 2020.
●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due reporting during the period of the deferral.
●	Nonaccrual Status - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.
●	Beginning in late March 2020, the Company provided relief programs consisting primarily of 90 to 180 day payment deferral relief of principal and interest to borrowers negatively impacted by COVID-19 and has accounted for these loan modifications in accordance with ASC 310-40.

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

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30, 2020
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$11,484	$—	$—	$11,484
States and political subdivisions	4,954	181	(1)	5,134
Mortgage-backed GSE residential	1,571	15	—	1,586
Total	$18,009	$196	$(1)	$18,204

	December 31, 2019
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,246	33	—	1,279
Mortgage-backed GSE residential	2,015	—	(35)	1,980
Total	$15,697	$33	$(35)	$15,695

The amortized costs and estimated fair values of investment securities available for sale at September 30, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$265	$265
Due after one year but less than five years	11,868	11,891
Due after five years but less than ten years	4,305	4,462
Due in more than ten years	—	—
Mortgage-backed GSE residential	1,571	1,586
Total	$18,009	$18,204

There were no securities pledged as of September 30, 2020 and December 31, 2019 to secure public deposits and repurchase agreements. There were no securities sold during the three and nine months ended September 30, 2020 and 2019.

Information pertaining to securities with gross unrealized losses at September 30, 2020 and December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2020
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$(1)	$601	$—	$—
Total	$(1)	$601	$—	$—

	December 31, 2019
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
Mortgage-backed GSE residential	$—	$—	$(35)	$1,975
Total	$—	$—	$(35)	$1,975

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

At September 30, 2020, the one security available for sale with an unrealized loss has depreciated 0.05% from the Company’s amortized cost basis. This security has not been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized losses on one investment in state and political subdivision bonds relates to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Because the Company does not plan to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before the recovery of the par value, which may be at maturity, management does not consider this investment to be other-than-temporarily impaired at September 30, 2020.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30, 2020 and December 31, 2019 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Construction and development	$38,607	$31,739
Commercial real estate	447,596	424,950
Commercial and industrial	146,880	53,105
Residential real estate	831,334	651,645
Consumer and other	505	1,768
Total loans receivable	1,464,922	1,163,207
Unearned income	(5,023)	(2,045)
Allowance for loan losses	(9,339)	(6,839)
Loans, net	$1,450,560	$1,154,323

Included in the commercial and industrial loans are PPP loans totaling $96.9 million as of September 30, 2020.

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

A summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$263	$3,768	$404	$3,423	$36	$—	$7,894
Charge-offs	—	—	—	—	(17)	—	(17)
Recoveries	—	3	—	—	9	—	12
Provision	(113)	1,381	(79)	272	(11)	—	1,450
Ending balance	$150	$5,152	$325	$3,695	$17	$—	$9,339

	Three Months Ended September 30, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$129	$2,384	$587	$3,165	$197	$21	$6,483
Charge-offs	—	(237)	—	—	(162)		(399)
Recoveries	—	738	—	—	28		766
Provision	93	(570)	(132)	252	61	296	—
Ending balance	$222	$2,315	$455	$3,417	$124	$317	$6,850

	Nine Months Ended September 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	—	—	—	(89)	—	(89)
Recoveries	—	8	25	—	45	—	78
Provision	19	2,824	(148)	238	(30)	(392)	2,511
Ending balance	$150	$5,152	$325	$3,695	$17	$—	$9,339

	Nine Months Ended September 30, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Charge-offs	—	(237)	(14)	—	(493)	—	(744)
Recoveries	—	749	—	—	200	—	949
Provision	(13)	(798)	89	375	30	317	—
Ending balance	$222	$2,315	$455	$3,417	$124	$317	$6,850

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans as of September 30, 2020 and December 31, 2019.

	September 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$1,018	$7	$—	$—	$—	$1,025
Collectively evaluated for impairment	150	4,134	318	3,695	1	—	8,298
Acquired with deteriorated credit quality	—	—	—	—	16	—	16
Total ending allowance balance	$150	$5,152	$325	$3,695	$17	$—	$9,339
Loans:
Individually evaluated for impairment	$—	$14,434	$243	$6,829	$—	$—	$21,506
Collectively evaluated for impairment	38,470	431,387	143,526	824,505	305	—	1,438,193
Acquired with deteriorated credit quality	—	—	—	—	200	—	200
Total ending loans balance	$38,470	$445,821	$143,769	$831,334	$505	$—	$1,459,899

	December 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$716	$30	$—	$—	$—	$746
Collectively evaluated for impairment	131	1,604	418	3,457	9	392	6,011
Acquired with deteriorated credit quality	—	—	—	—	82	—	82
Total ending allowance balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Loans:
Individually evaluated for impairment	$1,360	$7,527	$957	$7,936	$—	$—	$17,780
Collectively evaluated for impairment	30,076	415,773	52,056	643,709	958	—	1,142,572
Acquired with deteriorated credit quality	—	—	—	—	810	—	810
Total ending loans balance	$31,436	$423,300	$53,013	$651,645	$1,768	$—	$1,161,162

Impaired loans as of September 30, 2020 and December 31, 2019, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
September 30, 2020	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	14,434	9,506	5,182	14,688	1,018
Commercial and industrial	243	233	13	246	7
Residential real estate	6,829	6,829	—	6,829	—
Total	$21,506	$16,568	$5,195	$21,763	$1,025

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$1,360	$1,360	$—	$1,360	$—
Commercial real estate	7,527	4,716	2,882	7,598	716
Commercial and industrial	957	925	39	964	30
Residential real estate	7,936	7,936	—	7,936	—
Total	$17,780	$14,937	$2,921	$17,858	$746

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three and nine months ended September 30, 2020 and 2019, by portfolio segment, are summarized in the tables below.

	Three Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$1,360	$—
Commercial real estate	8,373	118	8,281	172
Commercial and industrial	246	4	955	8
Residential real estate	6,784	8	7,529	46
Total	$15,403	$130	$18,125	$226

	Nine Months Ended September 30,
	2020		2019
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$136	$—	$1,360	$6
Commercial real estate	7,315	442	8,179	331
Commercial and industrial	470	20	968	21
Residential real estate	7,343	73	5,847	87
Total	$15,264	$535	$16,354	$445

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of September 30, 2020 and December 31, 2019:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
September 30, 2020	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$38,470	$—	$—	$—	$—	$38,470
Commercial real estate	442,935	—	—	—	2,886	445,821
Commercial and industrial	143,754	—	—	—	15	143,769
Residential real estate	822,530	1,975	—	1,975	6,829	831,334
Consumer and other	505	—	—	—	—	505
Total	$1,448,194	$1,975	$—	$1,975	$9,730	$1,459,899

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2019	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$30,076	$—	$—	$—	$1,360	$31,436
Commercial real estate	419,406	973	—	973	2,921	423,300
Commercial and industrial	52,936	58	—	58	19	53,013
Residential real estate	625,222	18,487	—	18,487	7,936	651,645
Consumer and other	1,768	—	—	—	—	1,768
Total	$1,129,408	$19,518	$—	$19,518	$12,236	$1,161,162

(1)	For the September 30, 2020 table above, nonperforming and past due loans exclude COVID-19 loan modifications.

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
September 30, 2020	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$38,470	$431,229	$143,043	$824,505	$505	$1,437,752
Special Mention	—	5,375	—	—	—	5,375
Substandard	—	9,217	726	6,829	—	16,772
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,470	$445,821	$143,769	$831,334	$505	$1,459,899

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2019	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$30,076	$416,183	$52,033	$641,544	$1,768	$1,141,604
Special Mention	—	800	—	—	—	800
Substandard	1,360	6,317	980	10,101	—	18,758
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$31,436	$423,300	$53,013	$651,645	$1,768	$1,161,162

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

TDRs as of September 30, 2020 and December 31, 2019 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
September 30, 2020	Accruing	Nonaccrual	Total
Commercial real estate	$7,465	$479	$7,944
Commercial and industrial	22	2	24
Total	$7,487	$481	$7,968

(Dollars in thousands)
December 31, 2019	Accruing	Nonaccrual	Total
Commercial real estate	$2,437	$482	$2,919
Commercial and industrial	22	5	27
Total	$2,459	$487	$2,946

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company allocated a specific reserve of $295,000 and $344,000, as of September 30, 2020 and December 31, 2019, respectively, and recognized no partial charge offs on the TDR loans described above during the three and nine months ended September

30, 2020 and 2019. No TDRs defaulted during the three and nine months ended September 30, 2020 or the three months ended September 30, 2019. TDR commercial real estate loans totaling $482,000 defaulted during the nine months ended September 30, 2019. These defaults did not have a material impact on the Company’s allowance for loan loss.

During the three months ended September 30, 2020, we modified one commercial real estate loan. The total recorded investment in this loan was $4.7 million as of September 30, 2020. During the nine months ended September 30, 2020, we modified two commercial real estate loans. The total recorded investment in these modified loans was $5.2 million as of September 30, 2020. During the year ended December 31, 2019, we modified one commercial and industrial loan. The total recorded investment in the modified loan was $25,000 as of December 31, 2019. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At September 30, 2020, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	September 30,	December 31,
Type of Concession	2020	2019
Deferral of payments	$5,082	$22
Extension of maturity date	2,886	2,924
Total TDR loans	$7,968	$2,946

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	6	$8,103	4	$2,923
Commercial and industrial	2	26	2	31
Total	8	$8,129	6	$2,954

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

As of September 30, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $82.5 million and $14.5 million, respectively, that had been approved for a second round of payment deferrals. The Small Business Administration (“SBA”) guaranteed the principal and interest payments of all our SBA loan customers for six months through the end of September 2020.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of September 30, 2020 and December 31, 2019, the unpaid principal balances of serviced loans totaled $500.0 million and $441.6 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Beginning of period	$8,422	$8,643	$8,162	$8,419
Change in fair value	1,581	(105)	1,841	119
End of period, fair value	$10,003	$8,538	$10,003	$8,538

Fair value at September 30, 2020 and December 31, 2019 was determined using discount rates ranging from 2.82% to 8.64% and 5.80% to 12.06%, respectively, and prepayment speeds ranging from 13.63% to 18.38% and 10.82% to 16.54%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $170,000 and $26,000 at September 30, 2020 and December 31, 2019, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights. No valuation allowances are recorded against capitalized servicing rights or interest only strips as of September 30, 2020 and December 31, 2019.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at September 30, 2020 and December 31, 2019 was $1.06 billion and $1.17 billion, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mortgage loan servicing rights:	2020	2019	2020	2019
Beginning of period	$16,064	$16,771	$18,068	$14,934
Additions	—	1,971	984	5,483
Amortization expense	(1,376)	(1,002)	(4,011)	(2,677)
Valuation allowance	(89)	—	(442)	—
End of period, carrying value	$14,599	$17,740	$14,599	$17,740

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Valuation allowance:	2020	2019	2020	2019
Beginning balance	$353	$—	$—	$—
Additions expensed	89	—	442	—
Reductions credited to operations	—	—	—	—
Direct write-downs	—	—	—	—
Ending balance	$442	$—	$442	$—

The fair value of servicing rights was $14.7 million and $19.0 million at September 30, 2020 and December 31, 2019, respectively. Fair value at September 30, 2020 was determined by using a discount rate of 14%, prepayment speeds of 19.7%, and a weighted average default rate of 1.18%. Fair value at December 31, 2019 was determined using a discount rate of 14%, prepayment speeds of 16%, and a weighted average default rate of 0.98%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2020 and December 31, 2019 are summarized as follows:

(Dollars in thousands)	September 30, 2020	December 31, 2019
Fixed rate advance maturing October 23, 2020; fixed rate of 0.22%	$20,000	$—
Convertible advance with Bermudan option maturing August 6, 2029; fixed rate of 0.85%	20,000	20,000
Convertible advance with Bermudan option maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance with Bermudan option maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance with Bermudan option maturing February 1, 2030; fixed rate of 0.59%	20,000	—
Total FHLB advances	$100,000	$60,000

At September 30, 2020, the Company had maximum borrowing capacity from the FHLB of $517.8 million based on the value of residential and commercial real estate loans pledged as collateral.

At September 30, 2020, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at September 30, 2020.

At September 30, 2020, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $22.6 million as of September 30, 2020. There were no outstanding borrowings on this line as of September 30, 2020.

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

The sold portion of SBA loans that have an intrest only strip are considered secured borrowings and are included in other borrowings. Secured borrowings at September 30, 2020 and December 31, 2019 were $491,000 and $3.1 million, respectively.

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

The components of lease cost were as follows:

	Three Months Ended September 30,		Nine Months Ended September
(Dollars in thousands)	2020	2019	2020	2019
Operating lease cost	$546	$531	$1,636	$1,595
Variable lease cost	47	47	142	142
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$593	$578	$1,778	$1,737

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
September 30, 2021	$1,948
September 30, 2022	1,913
September 30, 2023	1,950
September 30, 2024	1,829
September 30, 2025	1,666
After September 30, 2025	3,294
Total lease payments	12,600
Less: interest discount	(1,258)
Present value of lease liabilities	$11,342

Supplemental Lease Information	September 30, 2020
Weighted-average remaining lease term (years)	6.7
Weighted-average discount rate	3.13%

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,535	$1,464
Operating cash flows from operating leases (lease liability reduction)	$1,257	$1,156
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$131	$13,610

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and NSF fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1% of total revenues in the three and nine months ended September 30, 2020 and 2019.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the three and nine months ended September 30, 2020 and 2019.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2020 and December 31, 2019 include:

	September 30,	December 31,
(Dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$54,013	$64,243
Standby letters of credit	$5,026	$5,213

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $54.0. million of unused lines of credit and $5.0 million to make loans as of September 30, 2020. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of September 30, 2020 and December 31, 2019 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	September 30, 2020
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$11,484	$—	$—	$11,484
States and political subdivisions	5,134	—	5,134	—
Mortgage-backed GSE residential	1,586	—	1,586	—
Total securities available for sale	18,204	—	6,720	11,484

SBA servicing asset	10,003	—	—	10,003
Interest only strip	170	—	—	170
	$28,377	$—	$6,720	$21,657
Nonrecurring fair value measurements:
Impaired loans	$2,042	$—	$—	$2,042	$316
Foreclosed real estate, net	282	—	—	282	(141)
	$2,324	$—	$—	$2,324	$175

	December 31, 2019
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,279	—	1,279	—
Mortgage-backed GSE residential	1,980	—	1,980	—
Total securities available for sale	15,695	—	3,259	12,436

SBA servicing asset	8,162	—	—	8,162
Interest only strip	26	—	—	26
	$23,883	$—	$3,259	$20,624
Nonrecurring fair value measurements:
Impaired loans	$4,523	$—	$—	$4,523	$338

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2020 and 2019:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, July 1, 2020	$11,575	$8,422	$24	$—
Total gain included in income	—	1,581	146	—
Settlements	—	—	—	—
Prepayments/paydowns	(91)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2020	$11,484	$10,003	$170	$—

Fair value, July 1, 2019	$14,280	$8,643	$39	$—
Total loss included in income	—	(105)	(11)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,759)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2019	$12,521	$8,538	$28	$—

Nine Months Ended:
Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total gain included in income	—	1,841	144	—
Settlements	—	—	—	—
Prepayments/paydowns	(952)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2020	$11,484	$10,003	$170	$—

Fair value, January 1, 2019	$15,183	$8,419	$27	$—
Total gain included in income	—	119	1	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,662)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2019	$12,521	$8,538	$28	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at September 30, 2020 and December 31, 2019:

	Valuation	Unobservable	General
	Technique	Input	Range
September 30, 2020
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	13.63%-18.38%
		Discount rate	2.82%-8.64%
Nonrecurring:
Impaired loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2019
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	10.82%-16.54%
		Discount rate	5.80%-12.06%
Nonrecurring:
Impaired Loans	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019 are as follows:

	Carrying	Estimated Fair Value at September 30, 2020
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$126,531	$—	$126,531	$—	$126,531
Securities purchased under agreements to resell	40,000	—	40,000	—	40,000
Investment securities	18,204	—	6,720	11,484	18,204
FHLB stock	5,723	—	—	—	N/A
Loans, net	1,450,560	—	—	1,488,710	1,488,710
Accrued interest receivable	7,999	—	—	7,999	7,999
SBA servicing assets	10,003	—	—	10,003	10,003
Interest only strips	170	—	—	170	170
Mortgage servicing assets	14,599	—	—	14,719	14,719
Financial Liabilities:
Deposits	1,337,791	—	1,339,263	—	1,339,263
Federal Home Loan Bank advances	100,000	—	100,000	—	100,000
Other borrowings	491	—	491	—	491
Accrued interest payable	310	—	310	—	310

	Carrying	Estimated Fair Value at December 31, 2019
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$276,413	$—	$276,413	$—	$276,413
Securities purchased under agreements to resell	15,000	—	15,000	—	15,000
Investment securities	15,695	—	3,259	12,436	15,695
FHLB stock	3,842	—	—	—	N/A
Loans, net	1,154,323	—	—	1,169,214	1,169,214
Loans held for sale	85,793	—	88,178	—	88,178
Accrued interest receivable	5,101	—	—	5,101	5,101
SBA servicing asset	8,162	—	—	8,162	8,162
Interest only strips	26	—	—	26	26
Mortgage servicing assets	18,068	—	—	19,035	19,035
Financial Liabilities:
Deposits	1,307,377	—	1,308,946	—	1,308,946
Federal Home Loan Bank advances	60,000	—	60,000	—	60,000
Other borrowings	3,129	—	3,129	—	3,129
Accrued interest payable	890	—	890	—	890

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of September 30, 2020, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2020 and December 31, 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

							To Be Well Capitalized
			Minimum Capital Required -				Under Prompt Corrective
	Actual		Basel III				Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥		Ratio ≥		Amount ≥	Ratio ≥
As of September 30, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$236,097	21.96%	N/A	*	N/A	*	N/A	N/A
Bank	220,426	20.52%	112,798		10.5%		107,426	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	226,758	21.09%	N/A	*	N/A	*	N/A	N/A
Bank	211,087	19.65%	91,312		8.5%		85,941	8.0%
Common Tier 1 (CET1)
Consolidated	226,758	21.09%	N/A	*	N/A	*	N/A	N/A
Bank	211,087	19.65%	75,198		7.0%		69,827	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	226,758	13.44%	N/A	*	N/A	*	N/A	N/A
Bank	211,087	12.52%	67,454		4.0%		84,317	5.0%
As of December 31, 2019:
Total Capital (to Risk Weighted Assets)
Consolidated	$215,377	22.01%	N/A	*	N/A	*	N/A	N/A
Bank	199,539	20.40%	102,705		10.5%		97,814	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	208,538	21.31%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	19.70%	83,142		8.5%		78,251	8.0%
Common Tier 1 (CET1)
Consolidated	208,538	21.31%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	19.70%	68,470		7.0%		63,579	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	208,538	12.70%	N/A	*	N/A	*	N/A	N/A
Bank	192,700	11.74%	65,655		4.0%		82,069	5.0%

*  The FRB raised the threshold for determining applicable of the Small Bank Holding Company and Savings and Loan Company Policy Statement in August 2018 from $1 Billion to $3 Billion in consolidated total assets to provide regulatory burden relief, therefore, the Company is no longer subject to the minimum capital requirements.

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At September 30, 2020, 240,000 stock options had been granted and 145,459 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2020 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2020	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2020	240,000	$12.70

During the three months ended September 30, 2020 and 2019, the Company recognized compensation expense for stock options of $119,000. During the nine months ended September 30, 2020 and 2019, the Company recognized compensation expense for stock options of $357,000. As of September 30, 2020 and December 31, 2019, there was $357,000 and $714,000, respectively, of total unrecognized compensation cost related to options granted under the Plan. As of September 30, 2020, the cost is expected to be recognized over a weighted-average period of 0.8 years.

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

A summary of restricted stock activity for the nine months ended September 30, 2020 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2020	169,204	$9.35
Granted	145,459	11.56
Vested	(144,176)	9.03
Forfeited	(202)	9.85
Nonvested at September 30, 2020	170,285	$11.51

During the three months ended September 30, 2020 and 2019, the Company recognized compensation expense for restricted stock of $455,000 and $310,000, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized compensation expense for restricted stock of $889,000 and $739,000, respectively. As of September 30, 2020 and December 31, 2019, there was $1.8 million and $1.1 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of September 30, 2020, the cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2020	2019	2020	2019
Basic earnings per share
Net Income	$9,385	$12,356	$26,940	$34,048

Weighted average common shares outstanding	25,674,067	24,305,378	25,593,560	24,247,605

Basic earnings per common share	$0.37	$0.51	$1.05	$1.40

Diluted earnings per share
Net Income	$9,385	$12,356	$26,940	$34,048

Weighted average common shares outstanding for basic earnings per common share	25,674,067	24,305,378	25,593,560	24,247,605
Add: Dilutive effects of restricted stock and options	184,674	197,243	180,940	192,880

Average shares and dilutive potential common shares	25,858,741	24,502,621	25,774,500	24,440,485

Diluted earnings per common share	$0.36	$0.50	$1.05	$1.39

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and nine months ended September 30, 2020 and 2019.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2019 through September 30, 2020 and on our results of operations for the three and nine months ended September 30, 2020 and 2019. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	the impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the PPP;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans changes in the prices, values and sales volumes of commercial and residential real estate;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;

●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the FRB, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of FDIC insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy; and

●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to six months. The Small Business Administration (SBA) also guaranteed the principal and interest payments of all our SBA loan customers for six months through the end of September 2020. As of September 30, 2020, we had 24 non-SBA commercial customers with outstanding loan balances totaling $82.5 million who were approved for a second round of payment deferrals. This is a significant decline from the first round of payment deferrals that were granted to our non-SBA commercial customers (89 loans with outstanding balances totaling $157.5 million as of June 30, 2020). Included in the second round of non-SBA payment deferrals were 15 loans totaling $61.5 million with a weighted average loan-to-value (“LTV”) of 54.6% in the hotel industry and only one loan totaling $495,000 with a LTV of 86.0% in the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic. We have also recently approved three month payment deferrals for 32 SBA loans with outstanding gross loan balances totaling $41.6 million ($10.5 million unguaranteed book balance). Of these SBA payment deferrals, two loans totaling $8.5 million ($2.1 million unguaranteed book balance) were in the hotel industry and 22 loans totaling $23.4 million ($6.0 million unguaranteed book balance) were in the restaurant industry. As of October 31, 2020, we have 22 additional SBA loans totaling $31.3 million ($7.7 million unguaranteed book balance) that are being evaluated for payment deferrals. As of September 30, 2020, the Company had 50 loans totaling $122.9 million in the hotel industry and 116 loans totaling $35.6 million in the restaurant industry, which make up 8.4% and 2.4% of our total loan portfolio, respectively.

In addition, as a preferred SBA lender, we participated in the SBA Paycheck Protection Program (“PPP”) under the CARES Act to help provide loans to our business customers in need. As of September 30, 2020, the Company approved and funded over 1,800 PPP loans for an aggregate amount of funds in excess of $96.9 million. We used our current cash balances to fund these PPP loans. As of November 9, 2020, none of our PPP loans had been submitted for loan forgiveness by the SBA.

As of September 30, 2020, our residential real estate loan portfolio made up 56.7% of our total loan portfolio and had a weighted average LTV of approximately 55.8%. As of September 30, 2020, only 1.7% of our residential mortgages had been granted a second hardship payment deferral covering principal and interest payments for up to three months. This is a significant decrease from the first round of payment deferrals granted during the second quarter of 2020, which made up 19.2% of our residential mortgage balances as of June 30, 2020.

Despite recent improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing of an effective and widely available coronavirus vaccine, the timing and scope of additional government stimulus packages, and the economic impact resulting from the outcome of the November 2020 elections. The duration and extent of the downturn and speed of the related recovery on our business, customers, and the economy as a whole remains uncertain.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of September 30, 2020, we had total assets of $1.74 billion, total loans of $1.46 billion, total deposits of $1.34 billion and total shareholders’ equity of $237.1 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2020 and 2019. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2020	2020	2020	2019	2019	2020	2019
Selected income statement data:
Interest income	$18,131	$19,083	$20,556	$20,625	$21,908	$57,770	$62,588
Interest expense	2,192	3,240	4,646	5,681	5,929	10,078	16,557
Net interest income	15,939	15,843	15,910	14,944	15,979	47,962	46,031
Provision for loan losses	1,450	1,061	—	—	—	2,511	—
Noninterest income	7,964	5,500	7,509	9,360	11,001	21,073	30,533
Noninterest expense	10,150	9,724	10,049	9,840	10,162	30,023	30,160
Income tax expense	2,918	2,819	3,554	3,794	4,462	9,291	12,356
Net income	9,385	7,739	9,816	10,670	12,356	26,940	34,048
Per share data:
Basic income per share	$0.37	$0.30	$0.38	$0.42	$0.51	$1.05	$1.40
Diluted income per share	$0.36	$0.30	$0.38	$0.42	$0.50	$1.05	$1.39
Dividends per share	$0.09	$0.11	$0.11	$0.11	$0.11	$0.31	$0.31
Book value per share (at period end)	$9.23	$8.94	$8.76	$8.49	$8.00	$9.23	$8.00
Shares of common stock outstanding	25,674,067	25,674,067	25,529,891	25,529,891	24,305,378	25,674,067	24,305,378
Weighted average diluted shares	25,858,741	25,717,339	25,736,435	25,586,733	24,502,621	25,774,500	24,440,485
Performance ratios:
Return on average assets	2.20%	1.89%	2.44%	2.57%	3.07%	2.17%	2.98%
Return on average equity	16.22	13.92	18.21	20.40	26.44	16.10	25.81
Dividend payout ratio	24.78	36.53	28.80	26.36	21.79	29.62	22.29
Yield on total loans	5.05	5.69	6.11	6.04	6.22	5.60	6.17
Yield on average earning assets	4.51	4.93	5.42	5.27	5.78	4.95	5.80
Cost of average interest bearing liabilities	0.91	1.32	1.78	2.06	2.23	1.35	2.19
Cost of deposits	0.94	1.32	1.86	2.15	2.29	1.41	2.21
Net interest margin	3.97	4.09	4.19	3.82	4.22	4.08	4.27
Efficiency ratio(1)	42.46	45.56	42.91	40.49	37.66	43.66	39.39
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.00%	0.01%	(0.01)%	0.00%	(0.11)%	0.00%	(0.02)%
Nonperforming assets to gross loans and OREO	1.19	1.00	1.13	1.30	1.18	1.19	1.18
ALL to nonperforming loans	54.24	59.66	49.47	46.54	47.19	54.24	47.19
ALL to loans held for investment	0.64	0.58	0.54	0.59	0.54	0.64	0.54
Balance sheet and capital ratios:
Gross loans held for investment to deposits	109.50%	101.48%	101.67%	88.97%	94.46%	109.50%	94.46%
Noninterest bearing deposits to deposits	34.44	33.28	25.83	22.34	23.30	34.44	23.30
Common equity to assets	13.63	13.32	13.94	13.28	11.82	13.63	11.82
Leverage ratio	13.44	13.44	13.40	12.70	11.68	13.44	11.68
Common equity tier 1 ratio	21.09	21.75	21.75	21.31	18.82	21.09	18.82
Tier 1 risk-based capital ratio	21.09	21.75	21.75	21.31	18.82	21.09	18.82
Total risk-based capital ratio	21.96	22.53	22.44	22.01	19.51	21.96	19.51
Mortgage and SBA loan data:
Mortgage loans serviced for others	$1,063,500	$1,136,824	$1,186,825	$1,168,601	$1,122,551	$1,063,500	$1,122,551
Mortgage loan production	120,337	48,850	120,076	112,259	163,517	289,263	503,298
Mortgage loan sales	—	—	92,737	106,548	152,503	92,737	413,519
SBA loans serviced for others	500,047	476,629	464,576	441,593	446,266	500,047	446,266
SBA loan production(2)	52,742	114,899	43,447	30,763	48,878	211,088	124,284
SBA loan sales	37,923	35,247	29,958	30,065	28,914	103,128	88,340

(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income)
(2)	The amounts presented for the three and nine months ended September 30, 2020 include PPP loans totaling $907,000 and $96.9 million, respectively.

Results of Operations

We recorded net income of $9.4 million for the three months ended September 30, 2020 compared to $12.4 million for the same period in 2019, a decrease of $3.0 million, or 24.0%. For the nine months ended September 30, 2020, we recorded net income of $26.9 million compared to $34.0 million for the nine months ended September 30, 2019, a decrease of $7.1 million, or 20.9%.

Basic and diluted earnings per common share for the three months ended September 30, 2020 was $0.37 and $0.36, respectively, compared to $0.51 and $0.50 for the basic and diluted earnings per common share for the same period in 2019. For the nine months ended September 30, 2020, basic and diluted earnings per common share were $1.05 compared to $1.40 and $1.39 for the same period a year ago.

Interest Income

Interest income totaled $18.1 million for the three months ended September 30, 2020, a decrease of $3.8 million, or 17.2%, from the three months ended September 30, 2019, primarily due to a 117 basis points decrease in the yield on average loans, while average loan balances increased by $77.2 million. The increase in average loans is mainly due to  an increase of $92.2 million in average commercial and industrial loans, which includes $94.2 million in average PPP loans, offset by a decrease of $14.1 million in average residential mortgage loans. As compared to the three months ended September 30, 2019, the yield on average interest-earning assets decreased by 127 basis points to 4.51% from 5.78% with the yield on average loans decreasing by 117 basis points and the yield on average total investments decreasing by 189 basis points.

Interest income was $57.8 million for the nine months ended September 30, 2020 compared to $62.6 million for the same period in 2019, a decrease of $4.8 million, or 7.7%, primarily due to a 57 basis points decrease in the yield on average loans, including loans held for sale, and a 165 basis points decrease in the yield on average federal funds sold and interest-bearing cash account.

Interest Expense

Interest expense for the three months ended September 30, 2020 decreased $3.7 million, or 63.0%, to $2.2 million compared to interest expense of $5.9 million for the three months ended September 30, 2019, primarily due to a 135 basis points decrease in deposit costs coupled with a $149.4 million decrease in average balances for total interest-bearing deposits. The 135 basis points decrease in deposit costs included a 159 basis points decrease in the yield on average money market deposits and a 122 basis points decrease in the yield on average time deposits. Average money market deposits increased by $97.3 million while average time deposits decreased by $270.1 million.

Interest expense totaled $10.1 million for the nine months ended September 30, 2020, a decrease of $6.5 million, or 39.1%, compared to the same period in 2019, primarily due to an 80 basis points decrease in deposit costs coupled with a $184.9 million decrease in average time deposit balances.

Average borrowings outstanding for the three months ended September 30, 2020 increased by $47.5 million with an increase in rate of 9 basis points compared to the three months ended September 30, 2019. Average borrowings outstanding for the nine months ended September 30, 2020 increased by $59.7 million with a decrease in rate of 44 basis points compared to the same period in 2019.

Net Interest Margin

The net interest margin for the three months ended September 30, 2020 decreased by 25 basis points to 3.97% from 4.22% for the three months ended September 30, 2019, primarily due to a 132 basis point decrease in the cost of interest-bearing liabilities of $954.7 million and a decrease of 127 basis points in the yield on average interest-earning assets of $1.60 billion. Average earning assets increased by $95.4 million, primarily due to an increase of $25.0 million in securities purchased under agreements to resell and $77.2 million in average loans. Average interest-bearing liabilities decreased by $101.9 million, primarily driven by a decrease in average interest-bearing deposits of $149.4 million, offset by an increase in average borrowings of $47.5 million. The inclusion of PPP loan average balances had a 36 basis points impact on the yield on average loans and a 25 basis points impact on the net interest margin.

The net interest margin for the nine months ended September 30, 2020 decreased by 19 basis points to 4.08% from 4.27% for the nine months ended September 30, 2019, primarily due to a 84 basis point decrease in the cost of interest-bearing liabilities of $996.9 million and a decrease of 85 basis points in the yield on average interest-earning assets of $1.56 billion. Average earning assets increased by $118.4 million, primarily due to an increase of $52.0 million in federal funds sold and interest-earning cash accounts, $22.4 million in securities purchased under agreements to resell and $44.3 million in average loans. Average interest-bearing liabilities decreased by $16.0 million, primarily driven by a decrease of $75.7 million in average interest-bearing deposits, offset by an increase in average borrowings of $59.7 million. The inclusion of PPP loan average balances had a 10 basis points impact on the yield on average loans and a 3 basis points impact on the net interest margin.

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

Average Balances, Interest and Yields

The following tables present, for the three and nine months ended September 30, 2020 and 2019, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended September 30,
	2020			2019
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$132,781	$87	0.26%	$141,239	$842	2.37%
Securities purchased under agreements to resell	40,000	61	0.61	15,000	107	2.83
Securities available for sale	18,161	103	2.26	16,486	102	2.45
Total investments	190,942	251	0.52	172,725	1,051	2.41
Construction and development	33,587	414	4.90	34,903	579	6.58
Commercial real estate	476,174	6,417	5.36	474,455	8,210	6.87
Commercial and industrial	139,083	870	2.49	46,931	837	7.08
Residential real estate	757,982	10,132	5.32	772,068	11,181	5.75
Consumer and other	844	47	22.15	2,142	50	9.26
Gross loans(2)	1,407,670	17,880	5.05	1,330,499	20,857	6.22
Total earning assets	1,598,612	18,131	4.51	1,503,224	21,908	5.78
Noninterest-earning assets	96,234			95,437
Total assets	1,694,846			1,598,661
Interest-bearing liabilities:
NOW and savings deposits	73,299	42	0.23	49,880	40	0.32
Money market deposits	250,200	341	0.54	152,867	822	2.13
Time deposits	546,648	1,663	1.21	816,752	5,011	2.43
Total interest-bearing deposits	870,147	2,046	0.94	1,019,499	5,873	2.29
Borrowings	84,564	146	0.69	37,075	56	0.60
Total interest-bearing liabilities	954,711	2,192	0.91	1,056,574	5,929	2.23
Noninterest-bearing liabilities:
Noninterest-bearing deposits	445,970			303,759
Other noninterest-bearing liabilities	64,045			52,954
Total noninterest-bearing liabilities	510,015			356,713
Shareholders' equity	230,120			185,374
Total liabilities and shareholders' equity	$1,694,846			$1,598,661
Net interest income		$15,939			$15,979
Net interest spread			3.60			3.55
Net interest margin			3.97			4.22

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30,
	2020			2019
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$164,287	$986	0.80%	$112,310	$2,056	2.45%
Securities purchased under agreements to resell	37,354	258	0.92	15,000	334	2.98
Securities available for sale	17,747	312	2.35	17,949	343	2.55
Total investments	219,388	1,556	0.95	145,259	2,733	2.52
Construction and development	30,822	1,232	5.34	34,598	1,721	6.65
Commercial real estate	475,036	19,913	5.60	453,741	23,109	6.81
Commercial and industrial	103,680	3,925	5.06	41,096	2,229	7.25
Residential real estate	730,283	30,997	5.67	764,873	32,636	5.70
Other	1,233	147	15.93	2,490	160	8.59
Gross loans(2)	1,341,054	56,214	5.60	1,296,798	59,855	6.17
Total earning assets	1,560,442	57,770	4.95	1,442,057	62,588	5.80
Noninterest-earning assets	94,284			83,947
Total assets	1,654,726			1,526,004
Interest-bearing liabilities:
NOW and savings deposits	65,223	125	0.26	52,007	132	0.34
Money market deposits	215,875	1,403	0.87	119,931	1,957	2.18
Time deposits	634,657	8,128	1.71	819,510	14,286	2.33
Total interest-bearing deposits	915,755	9,656	1.41	991,448	16,375	2.21
Borrowings	81,191	422	0.69	21,529	182	1.13
Total interest-bearing liabilities	996,946	10,078	1.35	1,012,977	16,557	2.19
Noninterest-bearing liabilities:
Noninterest-bearing deposits	374,310			300,851
Other noninterest-bearing liabilities	59,954			35,791
Total noninterest-bearing liabilities	434,264			336,642
Shareholders' equity	223,516			176,385
Total liabilities and shareholders' equity	$1,654,726			$1,526,004
Net interest income		$47,692			$46,031
Net interest spread			3.60			3.61
Net interest margin			4.08			4.27

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(26)	$(729)	$(755)
Securities purchased under agreements to resell	84	(130)	(46)
Securities available for sale	14	(13)	1
Total investments	72	(872)	(800)
Construction and development	121	(286)	(165)
Commercial real estate	(147)	(1,646)	(1,793)
Commercial and industrial	854	(821)	33
Residential real estate	(483)	(566)	(1,049)
Consumer and Other	(14)	11	(3)
Gross loans(2)	331	(3,308)	(2,977)
Total earning assets	403	(4,180)	(3,777)
Interest-bearing liabilities:
NOW and savings deposits	12	(10)	2
Money market deposits	353	(834)	(481)
Time deposits	(1,254)	(2,094)	(3,348)
Total interest-bearing deposits	(889)	(2,938)	(3,827)
Borrowings	85	5	90
Total interest-bearing liabilities	(804)	(2,933)	(3,737)
Net interest income	$1,207	$(1,247)	$(40)

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$753	$(1,823)	$(1,070)
Securities purchased under agreements to resell	264	(340)	(76)
Securities available for sale	1	(32)	(31)
Total investments	1,018	(2,195)	(1,177)
Construction and development	(25)	(464)	(489)
Commercial real estate	1,000	(4,196)	(3,196)
Commercial and industrial	2,572	(876)	1,696
Residential real estate	(1,694)	55	(1,639)
Consumer and Other	(50)	37	(13)
Gross loans(2)	1,803	(5,444)	(3,641)
Total earning assets	2,821	(7,639)	(4,818)
Interest-bearing liabilities:
NOW and savings deposits	22	(29)	(7)
Money market deposits	1,049	(1,603)	(554)
Time deposits	(2,449)	(3,709)	(6,158)
Total interest-bearing deposits	(1,378)	(5,341)	(6,719)
Borrowings	355	(115)	240
Total interest-bearing liabilities	(1,023)	(5,456)	(6,479)
Net interest income	$3,844	$(2,183)	$1,661

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded provision for loan losses of $1.5 million and $2.5 million during the three and nine months ended September 30, 2020, respectively, compared to no provision for loan losses during the same periods in 2019. The increase in our provision for loan losses in the three and nine months ended September 30, 2020 compared to the same periods in 2019 is largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic. Our ALL as a percentage of gross loans for the periods ended September 30, 2020 and 2019 was 0.64% and 0.54%, respectively. Excluding outstanding PPP loans of $96.9 million as of September 30, 2020, the ALL as a percentage of total loans was 0.68%. None of the ALL balance was allocated to our PPP loan portfolio at September 30, 2020. Our ALL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2020 was $8.0 million, a decrease of $3.0 million, or 27.6%, compared to $11.0 million for the three months ended September 30, 2019. Noninterest income for the nine months ended September 30, 2020 was $21.1 million, a decrease of $9.4 million, or 31.0%, compared to $30.5 million for the nine months ended September 30, 2019.

The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$215	$294	$(79)	(26.9)%	$704	$811	$(107)	(13.2)%
Other service charges, commissions and fees	2,023	2,592	(569)	(22.0)	5,196	8,049	(2,853)	(35.4)
Gain on sale of residential mortgage loans	—	2,901	(2,901)	(100.0)	2,529	6,454	(3,925)	(60.8)
Mortgage servicing income, net	235	2,594	(2,359)	(90.9)	1,390	7,248	(5,858)	(80.8)
Gain on sale of SBA loans	2,265	1,404	861	61.3	4,842	4,296	546	12.7
SBA servicing income, net	2,931	900	2,031	225.7	5,406	3,080	2,326	75.5
Other income	295	316	(21)	(6.6)	1,006	595	411	69.1
Total noninterest income	$7,964	$11,001	$(3,037)	(27.6)%	$21,073	$30,533	$(9,460)	(31.0)%

Service charges on deposit accounts decreased $79,000, or 26.9%, to $215,000 for the three months ended September 30, 2020 compared to $294,000 for the same three months during 2019. Service charges on deposit accounts were $704,000 for the nine months ended September 30, 2020 compared to $811,000 for the same period in 2019, a decrease of $107,000, or 13.2%. These decreases are partially attributable to lower insufficient funds and overdraft fees as a result of government stimulus funds and lower customer spending due to the COVID-19 pandemic, offset by increased analysis fees.

Other service charges, commissions and fees decreased $569,000, or 22.0%, to $2.0 million for the three months ended September 30, 2020 compared to $2.6 million for the three months ended September 30, 2019. Other service charges, commissions and fees decreased $2.9 million, or 35.4%, to $5.2 million for the nine months ended September 30, 2020 compared to $8.0 million for the nine months ended September 30, 2019. The decrease for both periods is mainly attributable to lower underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume significantly declined during the three and nine months ended September 30, 2020 compared to the same periods in 2019. Mortgage loan originations totaled $120.3 million and $289.3 million during the three and nine months ended September 30, 2020, respectively, compared to $163.5 million and $503.3 million during the same periods in 2019.

Total gain on sale of loans was $2.3 million for the three months ended September 30, 2020 compared to $4.3 million for the same period of 2019, a decrease of $2.0 million, or 47.4%. Total gain on sale of loans was $7.4 million for the nine months ended September 30, 2020 compared to $10.8 million for the same period of 2019, a decrease of $3.4 million, or 31.4%.

We recorded no gain on sale of residential mortgage loans during the three months ended September 30, 2020 and $2.5 million for the nine months ended September 30, 2020 compared to $2.9 million and $6.5 million for the same periods of 2019. We sold no residential mortgages during the three months ended September 30, 2020 and $92.7 million in residential mortgage loans in the nine months ended September 30, 2020 with average premiums of 2.78%. We sold $152.5 million and $413.5 million in residential mortgage loans in the three and nine months ended September 30, 2019 with average premiums of 1.90% and 1.56%, respectively. We originated $120.3 million and $289.3 million of residential mortgage loans during the three and nine months ended September 30, 2020 compared to $163.5 million and $503.3 million for the same periods in 2019.

Gain on sale of SBA loans totaled $2.3 million and $4.8 million for the three and nine months ended September 30, 2020 compared to $1.4 million and $4.3 million for the same periods of 2019. We sold $37.9 million and $103.1 million in SBA loans during the three and nine months ended September 30, 2020 with average premiums of 8.42% and 7.41%, respectively. We sold $28.9 million and $88.3 million in SBA loans during the three and nine months ended September 30, 2019 with average premiums of 6.47% and 6.48%, respectively.

Mortgage loan servicing income, net of amortization, decreased by $2.4 million, or 90.9%, to $235,000 during the three months ended September 30, 2020 compared to $2.6 million for the same period of 2019. Mortgage  loan servicing income decreased by $5.9 million, or 80.8%, to $1.4 million during the nine months ended September 30, 2020 compared to $7.3 million for the same period of 2019. The decrease in mortgage loan servicing income for both periods was due to the decrease in capitalized mortgage servicing assets and increased servicing asset amortization. Included in mortgage loan servicing income for the three and nine months ended September 30, 2020 was $1.7 million and $4.9 million, respectively, in mortgage servicing fees compared to $1.6 million and $4.4 million for the same periods in 2019, and capitalized mortgage servicing assets of zero and $1.0 million for the three and nine months ended September 30, 2020, respectively, compared to $2.0 million and $5.5 million for the same periods in 2019. The amounts were offset by mortgage loan servicing asset amortization of $1.4 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, compared to $1.0 million and $2.7 million during the same periods in 2019. During the three and nine months ended September 30, 2020, we recorded fair value impairment of $89,000 and $442,000, respectively, on our mortgage servicing assets. No fair value impairment charges were recorded during the three and nine months ended September 30, 2019. Our total residential mortgage loan servicing portfolio was $1.06 billion at September 30, 2020 compared to $1.12 billion at September 30, 2019.

SBA servicing income, net increased by $2.0 million, or 225.7%, to $2.9 million for the three months ended September 30, 2020 compared to $900,000 for the three months ended September 30, 2019. SBA servicing income was $5.4 million for the nine months ended September 30, 2020 compared to $3.1 million for the same period in 2019, an increase of $2.3 million, or 75.5%. Our total SBA loan servicing portfolio was $500.0 million as of September 30, 2020 compared to $446.3 million as of  September 30, 2019. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $1.7 million increase to our SBA servicing rights in the three months ended September 30, 2020 compared to a $109,000 charge to our SBA servicing rights during the three months ended September 30, 2019. During the nine months ended September 30, 2020 and 2019, we recorded increases of $2.0 million and $134,000, respectively, to our SBA servicing rights.

Other noninterest income decreased by $21,000 to $295,000 for the three months ended September 30, 2020 compared to $316,000 for the three months ended September 30, 2019. Other noninterest income was $1.0 million for the nine months ended September 30, 2020 compared to $595,000 for the same period in 2019, an increase of $411,000. One of the largest components of other noninterest income is the income on bank owned life insurance which totaled $127,000 and $119,000, respectively, for the three months ended September 30, 2020 and 2019, and $359,000 and $352,000, respectively, for the nine months ended September 30, 2020 and 2019.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2020 and 2019 was $10.2 million for both periods. Noninterest expense for the nine months ended September 30, 2020 was $30.0 million compared to $30.2 million for the nine months ended September 30, 2019, a decrease of $137,000, or 0.5%.

The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands )	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$6,416	$6,573	$(157)	(2.4)%	$18,678	$18,926	$(248)	(1.3)%
Occupancy and equipment	1,302	1,161	141	12.1	3,790	3,547	243	6.9
Data processing	287	245	42	17.1	765	765	—	—
Advertising	127	142	(15)	(10.6)	428	455	(27)	(5.9)
Other expenses	2,018	2,041	(23)	(1.1)	6,362	6,467	(105)	(1.6)
Total noninterest expense	$10,150	$10,162	$(12)	(0.1)%	$30,023	$30,160	$(137)	(0.5)%

Salaries and employee benefits expense for the three months ended September 30, 2020 was $6.4 million compared to $6.6 million for the three months ended September 30, 2019, a decrease of $157,000, or 2.4%. Salaries and employee benefits expense for the nine months ended September 30, 2020 was $18.7 million compared to $18.9 million for the nine months ended September 30, 2019, a decrease of $248,000, or 1.3%. These decreases were mainly attributable to lower commissions paid to our loan officers as loan volume declined during 2020, partially offset by increased salary costs attributable to an increase in the overall number of employees. The average number of full-time equivalent employees was 207 for the nine months ended September 30 2020 compared to 203 for the nine months ended September 30, 2019.

Occupancy and equipment expense for the three months ended September 30, 2020 was $1.3 million compared with $1.2 million for the same period in 2019, an increase of $141,000, or 12.1%. Occupancy expense for the nine months ended September 30, 2020 was $3.8 million compared to $3.5 million for the same period during 2019, an increase of $243,000, or 6.9%. These increases were partially due to increased fixed asset depreciation.

Data  processing expense for the three months ended September 30, 2020 was $287,000 compared to $245,000 for the three months ended September 30, 2019, an increase of $42,000, or 17.1%. Data processing expense for the nine months ended September 30, 2020 and 2019 was $765,000 for both periods. The increase for the three months ended September 30, 2020 was primarily due to the growth in our loans and deposits.

Advertising expense for the three and nine months ended September 30, 2020 remained relatively flat compared to the same periods in 2019.

Other expenses for the three months ended September 30, 2020 and 2019 were $2.0 million for both periods. Other expenses for the nine months ended September 30, 2020 were $6.4 million compared to $6.5 million for the nine months ended September 30, 2019, a decrease of $105,000, or 1.6%. This decrease was partially due to lower mortgage related expenses, as well as decreased operating and customer service expenses. Included in other expenses for the nine months ended September 30, 2020 and 2019 were directors’ fees of approximately $282,000 and $269,000, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2020 and 2019 was $2.9 million and $4.5 million, respectively. The Company’s effective tax rates were 23.7% and 26.5% for the three months ended September 30, 2020 and 2019, respectively.

Income tax expense for the nine months ended September 30, 2020 and 2019 was $9.3 million and $12.4 million, respectively. The Company’s effective tax rates were 25.6% and 26.6% for the nine months ended September 30, 2020 and 2019, respectively.

Financial Condition

Total assets increased $108.0 million, or 6.6%, to $1.74 billion at September 30, 2020 as compared to $1.63 billion at December 31, 2019. The increase in total assets was primarily attributable to increases in securities purchased under agreements to resell of $25.0 million, loans held for investment of $298.7 million and bank owned life insurance of $15.4 million, partially offset by decreases in cash and due from banks of $161.2 million and loans held for sale of $85.8.

Loans

Gross loans increased $301.7 million, or 25.9%, to $1.46 billion as of September 30, 2020 as compared to $1.16 billion as of December 31, 2019. Our loan growth during the nine months ended September 30, 2020 was comprised of an increase of $6.9 million, or 21.6%, in construction and development loans, an increase of $22.6 million, or 5.3%, in commercial real estate loans, an increase of $93.8 million, or 176.6%, in commercial and industrial loans, an increase of $179.7 million, or 27.6%, in residential real estate loans and a decrease of $1.3 million, or 71.4%, in consumer and other loans. Included in commercial and industrial loans are PPP loans totaling $96.9 million and unearned PPP fees of $3.0 million as of September 30, 2020. Loans held for sale were zero at September 30, 2020 compared to $85.8 million at December 31, 2019.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	September 30, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$38,607	2.6%	$31,739	2.7%
Commercial real estate	447,596	30.6%	424,950	36.5%
Commercial and industrial	146,880	10.0%	53,105	4.6%
Residential real estate	831,334	56.7%	651,645	56.0%
Consumer and other	505	0.1%	1,768	0.2%
Gross loans	$1,464,922	100.0%	$1,163,207	100.0%
Less unearned income	(5,023)		(2,045)
Total loans held for investment	$1,459,899		$1,161,162

SBA Loan Servicing

As of September 30, 2020 and December 31, 2019, we serviced $500.0 million and $441.6 million, respectively, in SBA loans for others. The size our SBA loan servicing portfolio continues to grow as we have consistently originated and sold portions of the SBA loans we originate while retaining loan servicing rights. We carried a servicing asset of $10.2 million and $8.2 million at September 30, 2020 and December 31, 2019, respectively. See Note 4 of our consolidated financial statements as of September 30, 2020, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three and nine months ended September 30, 2020 and 2019.

Residential Mortgage Loan Servicing

As of September 30, 2020, we serviced $1.06 billion in residential mortgage loans for others compared to $1.17 billion as of December 31, 2019. We carried a servicing asset, net of amortization, of $14.6 million and $18.1 million at September 30, 2020 and December 31, 2019, respectively. Amortization relating to the mortgage loan servicing asset was $1.4 million and $4.0 million, respectively, for the three and nine months ended September 30, 2020 compared to $1.0 and $2.7 million for the same periods in 2019. During the three and nine months ended September 30, 2020, we recorded fair value impairment of $89,000 and $442,000, respectively, on our mortgage servicing asset. No fair value impairment charges were recorded during the three and nine months ended September 30, 2019. See Note 5 of our consolidated financial statements as of September 30, 2020, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and nine months ended September 30, 2020 and 2019.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the third quarter of 2020. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but it is unknown to what extent at this point. Nonperforming loans were $17.2 million at September 30, 2020 compared to $14.7 million at December 31, 2019. The increase from December 31, 2019 to September 30, 2020 was primarily attributable to a $5.0 million increase in accruing TDRs, offset by a $2.5 million decrease in nonaccrual loans and $141,000 decrease in other real estate owned. We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2020 and year ended December 31, 2019.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. Nonaccrual loans at September 30, 2020 comprised of $2.9 million of commercial real estate loans, $15,000 in commercial and industrial loans and $6.8 million in residential real estate loans. Nonaccrual loans at December 31, 2019 comprised of $1.4 million of construction and development loans, $2.9 million in commercial real estate loans, $19,000 in commercial and industrial loans, and $7.9 million in residential real estate loans.

(Dollars in thousands)	September 30, 2020	December 31, 2019
Nonaccrual loans	$9,730	$12,236
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	7,487	2,459
Total nonperforming loans	17,217	14,695
Other real estate owned	282	423
Total nonperforming assets	$17,499	$15,118
Nonperforming loans to gross loans	1.18%	1.26%
Nonperforming assets to total assets	1.01%	0.93%
Allowance for loan losses to nonperforming loans	54.24%	46.54%

(1)	For purposes of the table above, nonperforming and past due loans exclude COVID-19 loan modifications.

At September 30, 2020, 16.2% of the Company’s loan portfolio, or $237.4 million, is in sectors we expect to be the most sensitive to the COVID-19 pandemic. Within this group, the hotel industry and the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic, represented $122.9 million and $35.6 million, respectively. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered TDRs. As of September 30, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $82.5 million and $14.5 million, respectively, who were approved for a second round of payment deferrals. This is a significant decline from the first round of payment deferrals that were granted to our non-SBA commercial and residential mortgage customers during the second quarter of 2020, which represented outstanding balances of $157.5 million and $145.3 million, respectively, as of June 30, 2020. The Small Business Administration (SBA) guaranteed the principal and interest payments of all our SBA loan customers for six months through the end of September 2020. See Notes 1 and 3 of our consolidated financial statements as of September 30, 2020, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

Allowance for Loan Losses

The allowance for loan losses was $9.3 million at September 30, 2020 compared to $6.8 million at December 31, 2019, an increase of $2.5 million, or 36.6%. We increased the qualitative factors in our allowance for loan losses calculation as of June 30, 2020 and September 30, 2020 for the economic uncertainties caused by the COVID-19 pandemic resulting in the provision expense of $1.5 million and $2.5 million recorded during the three and nine months ended September 30, 2020, respectively. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands )	2020	2019	2020	2019
Balance, beginning of period	$7,894	$6,483	$6,839	$6,645
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	237	—	237
Commercial and industrial	—	—	—	14
Residential real estate	—	—	—	—
Consumer and other	17	162	89	493
Total charge-offs	17	399	89	744
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	3	738	8	749
Commercial and industrial	—	—	25	—
Residential real estate	—	—	—	—
Consumer and other	9	28	45	200
Total recoveries	12	766	78	949
Net charge-offs/(recoveries)	5	(367)	11	(205)
Provision for loan losses	1,450	—	2,511	—
Balance, end of period	$9,339	$6,850	$9,339	$6,850
Total loans at end of period	$1,464,922	$1,261,405	$1,464,922	$1,261,405
Average loans(1)	1,407,670	1,295,657	1,319,606	1,229,866
Net charge-offs to average loans	0.00%	(0.11)%	0.00%	(0.02)%
Allowance for loan losses to total loans	0.64%	0.54%	0.64%	0.54%

(1)	Excludes loans held for sale

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of September 30, 2020. The continuing impact of the COVID-19 pandemic during 2020 to date leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Deposits

Total deposits increased $30.4 million, or 2.3%, to $1.34 billion at September 30, 2020 compared to $1.31 billion at December 31, 2019. The increase was primarily due to the $168.7 million increase in noninterest bearing deposits and $126.6 million increase in money market accounts, partially offset by a $287.5 million decrease in time deposits. The increase in noninterest bearing deposits and money market accounts was partially due to the combination of government stimulus programs, the deferral of the tax payment deadline, a large portion of our PPP loan funds being deposited into our customer’s accounts at the bank, and customer expense and savings habits in response to the pandemic. As of September 30, 2020, 34.4% of total deposits were comprised of noninterest-bearing demand accounts and 65.6% of interest-bearing deposit accounts compared to 22.3% and 77.7% as of December 31, 2019, respectively.

We had $40.0 million of brokered deposits, or 3.0% of total deposits, at September 30, 2020 compared to no brokered deposits at December 31, 2019. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions  and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the FHLB.

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,
	2020		2019
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$445,970	—%	$303,759	—%
Interest-bearing demand deposits	51,879	0.20	33,689	0.20
Savings and money market deposits	271,620	0.52	169,058	1.99
Time deposits	546,648	1.21	816,752	2.43
Total interest-bearing deposits	870,147	0.94	1,019,499	2.29
Total deposits	$1,316,117	0.62	$1,323,258	1.76

	Nine Months Ended September 30,
	2020		2019
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$374,310	—%	$300,851	—%
Interest-bearing demand deposits	46,357	0.20	33,355	0.20
Savings and money market deposits	234,741	0.84	138,583	1.97
Time deposits	634,657	1.71	819,510	2.33
Total interest-bearing deposits	915,755	1.41	991,448	2.21
Total deposits	$1,290,065	1.00	$1,292,299	1.69

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At September 30, 2020 and December 31, 2019, we had maximum borrowing capacity from the FHLB of $517.8 million and $494.3 million, respectively. At September 30, 2020 and December 31, 2019, we had $100 million and $60 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at September 30, 2020 and December 31, 2019. We did not have any advances outstanding under these agreements as of September 30, 2020 and December 31, 2019.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. To provide more liquidity in response to the COVID-19 pandemic, the FRB has taken steps to encourage broader use of the discount window. As of September 30, 2020 and December 31, 2019, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the FRB’s discount window in the amount of $10.0 million with no borrowings outstanding as of September 30, 2020 and December 31, 2019. The FRB discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $22.6 million as of September 30, 2020.

At September 30, 2020 and December 31, 2019, we had $100 million and $60 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $417.8 million and $434.3 million of additional borrowing availability with the FHLB as of September 30, 2020 and December 31, 2019, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Bank’s capital ratios as of September 30, 2020 and December 31, 2019. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2020 and December 31, 2019. As of December 31, 2019, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2019 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	September 30, 2020	December 31, 2019	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	21.96%	22.01%	N/A	N/A	N/A
Bank	20.52%	20.40%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	21.09%	21.31%	N/A	N/A	N/A
Bank	19.65%	19.70%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)
Consolidated	21.09%	21.31%	N/A	N/A	N/A
Bank	19.65%	19.70%	4.50%	7.00%	6.50%
Tier 1 capital (to average assets)
Consolidated	13.44%	12.70%	N/A	N/A	N/A
Bank	12.52%	11.74%	4.00%	4.00%	5.00%

Dividends

On October 21, 2020, we declared a cash dividend of $0.09 per share, payable on November 13, 2020, to common shareholders of record as of November 4, 2020. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of September 30, 2020, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2020 and December 31, 2019.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2020 and December 31, 2019 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Shock in basis points)	+200	-100	+200	-100
September 30, 2020	2.80%	0.90%	1.80%	(4.90)%
December 31, 2019	5.00%	(1.30)%	6.10%	(1.30)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
September 30, 2020	11.20%	9.00%	4.90%	(10.60)%
December 31, 2019	3.40%	4.20%	3.50%	(3.10)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2020, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There has been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2020 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2019 Form 10-K and “Part II – Item 1A. – Risk Factors” of the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future.  In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2019 Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2020 and June 30, 2020.

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

METROCITY BANKSHARES, INC.

Date: November 13, 2020	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: November 13, 2020	By:	/s/ Farid Tan
Farid Tan
President and Chief Financial Officer