Form 10-K
period 2020-12-31
MetroCity Bankshares, Inc.
filed 2021-03-15
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

◻ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was $256.3 million based upon the closing price of $14.33 as reported on Nasdaq on June 30, 2020.

As of March 10, 2021, the registrant had 25,674,573 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2020.

METROCITY BANKSHARES, INC.

2020 ANNUAL REPORT ON FORM 10-K

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this annual report and the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	the impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the Paycheck Protection Program (“PPP”);
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans changes in the prices, values and sales volumes of commercial and residential real estate;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;

●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;

●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of FDIC insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy; and
●	other risks and factors identified in this Form 10-K under the heading “Risk Factors”.

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

PART I

Item 1. Business

Our Company

We are MetroCity Bankshares, Inc. (the “Company”), a bank holding company incorporated in 2014 and headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006 (the “Bank”). We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of December 31, 2020, we had total assets of $1.90 billion, total loans of $1.63 billion, total deposits of $1.48 billion and total shareholders’ equity of $244.8 million.

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

The sections below discuss our general loan categories. As of December 31, 2020 and 2019, our loan portfolio consisted of the following:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and Development	$45,653	2.8%	$31,739	2.7%
Commercial Real Estate	477,419	29.2	424,950	36.5
Commercial and Industrial	137,239	8.4	53,105	4.6
Residential Real Estate	974,445	59.6	651,645	56.0
Consumer and other	183	—	1,768	0.2
Gross loans	$1,634,939	100.0	$1,163,207	100.0
Less unearned income	(4,595)		(2,045)
Total loans held for investment	$1,630,344		$1,161,162

Construction and Development Loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction. As of December 31, 2020, the outstanding balance of our construction and development loans was $45.7 million, or 2.8%, of our total loan portfolio, compared to $31.7 million, or 2.7%, of our total loan portfolio at December 31, 2019. As of December 31, 2020, $31.4 million, or 68.7%, of construction and development loans were for the construction of hotels and restaurants; $12.1 million, or 26.6%, were for the construction of office buildings and commercial rental properties; and the remaining $2.2 million, or 4.7%, were loans distributed amongst various industries and sectors.

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

We had no construction and development loans that were classified as nonaccrual as of December 31, 2020. As of December 31, 2019, we had $1.4 million of construction and development loans on nonaccrual status.

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate loans made up $477.4 million, or 29.2%, of our total portfolio at December 31, 2020, compared to $425.0 million, or 36.5%, of our total loan portfolio as of December 31, 2019. As of December 31, 2020, $413.7 million, or 86.7%, of our commercial real estate loans were secured by owner occupied properties and the remaining $63.7 million, or 13.3%, of loans in this category were secured by non-owner occupied properties. Within our commercial real estate loans, $151.4 million, or 31.7%, were to hotels and restaurants; $116.2 million, or 24.3%, were made to wholesalers or retailers; $69.2 million, or 14.5%, were to general service business; $93.6 million, or 19.6%, were to commercial rental properties; and the remaining $47.0 million, or 9.9%, were distributed amongst various sectors and industries.

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

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain a personal guarantee  from responsible parties. Our commercial real estate loans are secured by a wide variety of property types, such as retail operations, hospitality, specialty service operations and warehouses for wholesale distribution. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions which allow us to call the loan after three to five years. Adjustable-rate loans are generally based on the WSJPR or LIBOR, and as of December 31, 2020, most of our loans were based on WSJPR. At December 31, 2020, approximately 31.7% of the commercial real estate loan portfolio consisted of fixed rate loans. Our conventional commercial real estate loans, or non-SBA guaranteed commercial real estate loans, carried a weighted average maturity of 6.20 years as of December 31, 2020. Non-SBA commercial real estate loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price depending on the property appraisals we utilize. Our LTV policy limits are 85% for commercial real estate loans. In addition, we limit our lending on non-owner occupied commercial real estate to 100% of total bank capital.

The total balance of commercial real estate loans on nonaccrual status was $2.9 million as of December 31, 2020 and 2019.

Commercial and Industrial Loans. We provide a mix of variable and fixed rate commercial and industrial loans. Commercial and industrial loans represented $137.2 million, or 8.4%, of our total loan portfolio as of December 31, 2020, compared to $53.1 million, or 4.6%, of our total loan portfolio at December 31, 2019. Included in commercial and industrial loans as of December 31, 2020 were PPP loans totaling $92.4 million. Excluding PPP loans, as of December 31, 2020, $19.5 million, or 43.4%, of our commercial and industrial loans were extended to businesses in warehousing, wholesale and retail trade; $9.4 million, or 21.0%, were loans made to hotels and restaurants; and the remaining $16.0 million, or 35.6%, of loans were distributed across various industries and sector. We had approximately $34,000 and $19,000 of commercial and industrial loans on nonaccrual status as of December 31, 2020 and 2019, respectively.

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

As of December 31, 2020, our commercial real estate SBA portfolio, net of any sold portions, totaled $170.0 million. This represents an increase of $18.8 million when compared to the December 31, 2019 balance of $151.2 million. Of the balance outstanding at December 31, 2020, $21.5 million, or 12.6%, of the loans in this portfolio carried an SBA guarantee while the remaining $148.5 million, or 87.4%, of the portfolio was unguaranteed.

In addition, as part of our commercial and industrial loan product offering, we originate SBA loans to provide working capital and to finance inventory, equipment and machinery purchases and acquisitions. As of December 31, 2020 and 2019, the outstanding balance of our commercial and industrial SBA loans was $115.1 million (includes PPP loans of $92.4 million) and $22.4 million, respectively. Of the balance outstanding as of December 31, 2020, $94.8 million, or 82.4%, of our commercial and industrial SBA portfolio carried a guarantee from the SBA while the remaining $20.3 million, or 17.6%, of the portfolio was unguaranteed. We are willing to maintain higher LTVs on our SBA portfolio than the remainder of our commercial loans because the effect of the SBA guarantee is to lower overall risk.

As a preferred SBA lender, we are participating in the Paycheck Protection Program created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. As of December 31, 2020, the Company approved and funded over 1,800 PPP loans totaling $96.9 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of March 9, 2021, the SBA had granted forgiveness for PPP loans totaling $11.5 million.

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extends the authority of lenders to make PPP loans through March 31, 2021.  We are participating in this new round of PPP loan funding by offering first and second draw loans. As of March 9, 2021, the Company had approved and funded 635 PPP loans totaling $41.7 million under this new round of PPP loan funding.

We retain the servicing rights on the sold portions of the SBA loans we originate. As of December 31, 2020, we serviced $507.4 million in SBA loans for others, an increase of $65.8 million, or 14.9%, when compared to December 31, 2019. We recognized servicing income on SBA loans of $6.1 million, $3.7 million, and $3.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Residential Real Estate Loans. We originate mainly non-conforming residential mortgage loans through our branch network. During 2020, one of our primary loan products was a five-year hybrid adjustable rate mortgage which reprices annually after the initial term based on the weekly average of the one year constant maturity treasury (CMT) plus a fixed spread. We also offer a 15-year fixed rate product and a 30-year fixed rate product. Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 65% of appraised value. In connection with such loans, we retain a valid first lien on real estate, obtain a title insurance policy that insures that the property is free from material encumbrances and require hazard insurance. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We take a comprehensive and conservative approach to our mortgage underwriting, allowing a maximum LTV ratio of 65%. As of December 31, 2020, we had $974.4 million of residential real estate loans, representing 59.6% of our total loan portfolio compared to $651.6 million, or 56.0%, of our total loan portfolio at December 31, 2019. We had no residential mortgage loans held for sale as of December 31, 2020 compared to $85.8 million as of December 31, 2019. Nonaccrual residential mortgage loans were $7.3 million and $7.9 million at December 31, 2020 and 2019, respectively.

We sell a portion of our non-conforming residential mortgage loans to third party investors. The loans are sold with no representation or warranties if the loan pays off early. During 2020, we originated $484.2 million of non-conforming residential mortgage loans and recorded sales to our investors of $92.7 million during this period. During 2019, we originated $644.5 million of non-conforming residential mortgage loans and sold $520.1 million to our investors. Residential mortgage loans held for sale are sold with the servicing rights retained by the Bank. As of December 31, 2020, the amount of residential mortgage loans serviced for others fell to $961.7 million representing a decrease of $206.9 million, or 17.7%, when compared to December 31, 2019. We recognized servicing income on residential mortgage loans of $1.3 million, $9.3 million, and $12.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Consumer and Other Loans. These loans represent a very small portion of our overall portfolio and primarily consists of purchased auto loan pools, overdrafts, and consumer lines of credit. Consumer loans carry a greater amount of risk and collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

As of December 31, 2020, our consumer and other loans comprised of $183,000 compared to $1.8 million of total loans as of December 31, 2019. This compares to $3.0 million as of December 31, 2018. Our consumer loans have steadily decreased since December 31, 2017 due to our decision to discontinue the purchase of auto loan pools in 2016.

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

Deposits

We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. Our ability to gather deposits, particularly core deposits, is an important aspect of our business and we believe core deposits are a significant driver of value as a cost efficient and stable source of funding to support our growth. As of December 31, 2020, we had $1.48 billion of total deposits with a total deposit cost of 0.83%. Of our total deposits as of December 31, 2020, $523.3 million, or 35.4%, of total deposits were held in demand deposit accounts.

As a bank focusing on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We consider a deposit relationship to be core by considering the following factors: (i) relationships with us (as a director or shareholder);  (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) loans and (vii) longevity of the relationship with us. We calculate core deposits by adding demand and savings deposits plus time deposits less than $250,000 plus deposits that are over $250,000 if such depositors meet the relationship criteria listed above. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2020, 82.2%, or $1.22 billion, of our deposits were considered core deposits.

While we are focused on growing our low-cost deposits, we also utilize brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing  from the Federal Home Loan Bank. As of December 31, 2020, we had brokered deposits of $164.3 million compared to no brokered deposits at December 31, 2019.

As of December 31, 2020, our fifteen largest depositor relationships, excluding brokered deposits, totaled $80.3 million, or 5.4%, of total deposits. Our deposits with directors and affiliated entities totaled $4.8 million for the same period.

Competition

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

We evaluate our net loans to total assets and net loans (excluding loans held for sale) to total deposit ratios as a method to monitor our liquidity position. Our board of directors has limited our net loans to a maximum of 85% of total assets and our net loans to a maximum of 110% of total deposits. As of December 31, 2020, our net loans were 85.4% of total assets and net loans were 109.5% of total deposits. As of December 31, 2019, our net loans were 70.7% of total assets and net loans were 88.3% of total deposits. We were in compliance with both limits for each period presented.

Human Capital Resources

As of December 31, 2020, we had approximately 211 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining associate safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, a large portion of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities, at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences.

Our culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Diversity and inclusion are fundamental to our culture. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a company. We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Professional development is a key priority, which is facilitated through our many corporate development initiatives including training programs, corporate mentoring, and educational reimbursement.

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

Source of Strength Obligations. A bank holding company is required to act as a source of financial and managerial  strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository  institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment.

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

Change in Control. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations  thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the FDIC before acquiring control of the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove  the acquisition.  The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company  may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements  when acquiring shares of our stock.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit  incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules have not been implemented.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Capital Requirements

The Bank is required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential  impact on our capital levels.

The Bank is subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components  of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly  average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.

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

The Federal Deposit Insurance  Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository  institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.  FDICIA generally prohibits  a depository  institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered  deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee  any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions  and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted  regulations  establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at December 31, 2020, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

●	6.5% CET1 to risk-weighted assets;
●	8.0% Tier 1 capital to risk-weighted assets;
●	10.0% Total capital to risk-weighted assets; and
●	5.0% leverage ratio.

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

As of December 31, 2020 and 2019, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

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

As a result of the Economic Growth Act, the federal banking agencies were also required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s Tier 1 capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under prompt corrective action statutes. The federal banking agencies may consider a financial institutions risk profile when evaluation whether it qualifies as a community bank for purposes of the capital ratio requirement. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9%. The Bank has not opted into the Community Bank Leverage Ratio Framework.

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

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank and our non-bank subsidiaries. Various federal and state statutory provisions and regulations  limit the amount  of dividends that the Bank and our non-bank subsidiaries may pay. The Bank is a Georgia bank. Under the regulations  of the GA DBF, a Georgia bank must have approval  of the GA DBF to pay cash dividends if, at the time of such payment:

●	the ratio of Tier 1 capital to adjusted total assets is less than 6 percent;
●	the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50 percent of its net after-tax profits before dividends for the previous calendar year; or
●	its total classified assets in its most recent regulatory examination exceeded 80 percent of its Tier 1 capital plus its allowance for loan and lease losses.

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

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent  relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

●	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
●	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
●	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

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

Reserves. Federal Reserve rules require depository institutions, such as the Bank, to maintain reserves against their transaction accounts, primarily interest bearing and non-interest bearing checking accounts. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent. These reserve requirements are subject to annual adjustment by the Federal Reserve.

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

Anti-Money Laundering. A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in 2021 and subsequent years.

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

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

●	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
●	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.

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

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

●	limit the interest and other charges collected or contracted for by the Bank, including new rules respecting the terms of credit cards and of debit card overdrafts;
●	govern the Bank’s disclosures of credit terms to consumer borrowers;

●	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
●	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
●	govern the manner in which the Bank may collect consumer debts; and
●	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage Regulation. The CFPB has issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with new standards and practices with regard to: error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options be provided to delinquent borrowers;  providing delinquent borrowers  access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages (ARMs),  periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continue during the COVID 19 pandemic emergency.

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

Item 1A. Risk Factors

In addition to the other information contained in this Form 10-K, you should carefully consider the risks described below, as well as the risk factors and uncertainties discussed in our other public filings with the SEC under the caption “Risk Factors” in evaluating us and our business and making or continuing an investment in our stock. Our operations and financial results are subject to various risks and uncertainties, including, but not limited to, the material risks described below.  Many of these risks are beyond our control although efforts are made to manage those risks while simultaneously optimizing operational and financial results.  The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of the risks, uncertainties and assumptions that could materially and adversely affect our assets, business, cash flows, condition (financial or otherwise), liquidity, prospects, results of operations and the trading price of our common stock. These risks may also be heightened by the disruption and uncertainty resulting from COVID-19.

In addition, certain statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” beginning on page 3 of this Annual Report.

Risks Related to Our Business

The novel coronavirus, COVID-19, may adversely affect our business, financial condition, results of operations and our liquidity in the short term and for the foreseeable future.

In March 2020, the outbreak of COVID-19 caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization. Shortly thereafter, the President of the United States declared a National Emergency throughout the United States attributable to such outbreak. The outbreak has become increasingly widespread in the United States, including in the markets in which we operate.  The Company has taken a number of steps to assess the effects, and mitigate the adverse consequences to its businesses, of the outbreak; though the magnitude of the impact remains to be seen, the Company’s business will likely be adversely impacted by the outbreak of COVID-19.

The Company’s operations and profitability are impacted by business and economic conditions generally, as well as those in the primary banking markets in which it operates. The COVID-19 pandemic has resulted in historic job losses and decreases in economic activity. While the duration and full extent of job losses and magnitude of economic dislocation are not yet known, it is clear that they will continue to impact the ability of individuals and businesses to make payments, adversely affect the value of underlying collateral and the ability of guarantors to make payments in the case of default, which may decrease demand for the Company’s products and services and otherwise adversely impact the Company’s financial condition, results of operations and business.

The United States and various state and local governments have implemented various programs designed to aid individuals and businesses, but the impact of, and extent to which, these efforts will be successful cannot be determined at this time.  We have participated in some of these programs, including PPP, and likely will continue to participate in and facilitate such programs.  Such programs have been developed and implemented rapidly, often with little immediate guidance from regulatory authorities, creating uncertainty regarding the rules for participating in and facilitating these programs in a compliant manner.  Since the opening of the PPP, many banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. We may experience losses as a result of our participation in and facilitation of PPP and similar government stimulus and relief programs, including losses arising from fraud, litigation or regulatory action.

Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential affects from negative economic conditions noted above, the Company instituted a program to help COVID-19 impacted customers. This program includes waiving non-sufficient fund fees, offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time.

COVID-19 presents a significant risk to our loan portfolio. Timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrower’s business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation and collection actions, such as foreclosure. Approximately 15.8% of our loan portfolio also includes exposure to sectors that are expected to be subject to increased risk from COVID-19, including hotels, restaurants and retail.

As a result of the adverse impact of COVID-19 on our customers, we have faced and may continue to face a decrease in demand for certain products, reduced access to our branches by our customers, and disruptions in the operations of its vendors. The pandemic could also result in recognition of additional credit losses in the Company’s loan portfolios and increase its allowance for credit losses as both businesses and consumers are negatively impacted by the economic downturn.   In addition, in future periods the Company will be required to evaluate the impact of COVID-19 on the carrying value of certain of its assets, including goodwill, and to conduct impairments tests on those assets, which may result in impairment charges on these assets in future periods that could be material.

Effective March 2020, the Federal Reserve lowered the primary credit rate by 150 basis points to 0.25 percent to mitigate the effects of the COVID-19 pandemic and to support the liquidity and stability of banking institutions as they serve the increased demand for credit.  We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results.

In order to protect the health of our customers and employees, and to comply with applicable government restrictions, we have modified our business practices, including restricting employee travel, directing many employees to work remotely, cancelling in-person meetings and implementing our business continuity plans and protocols to the extent necessary.  We may take further such actions that we determine are in the best interest of our employees, customers and communities or as may be required by government order. These precautions could impact demand for the Company’s products and services.

As many of our employees are required to work from home, our internal controls over financial reporting could also be negatively affected as the remote working environment could necessitate new processes, procedures, and controls.  The increased reliance on remote access to information systems also increases the Company’s exposure to potential cybersecurity breaches and could impact the Company’s productivity.  Additionally, the Company’s business customers are increasingly required to work remotely as well and may not have appropriately secured remote networks may be more vulnerable to cyber-attacks or phishing schemes that could also affect us. Furthermore, if a large proportion of the Company’s key employees were to contract COVID-19 or be quarantined as a result of the virus, then the Company’s operations could be adversely impacted and its business continuity plans may not prove effective.

Any of these occurrences could have a material adverse effect on the Company’s financial condition, results of operations and business.  The extent to which the pandemic impacts the Company’s results will depend on future developments, which are highly uncertain and cannot be predicted, including the duration of the pandemic, government and regulatory responses to the pandemic, new information which may emerge concerning its severity and the actions necessary to contain it or address its impact, among others. Behavioral changes are not fully known and may not be temporary.  See the section captioned “Overview” in Part II. Financial Information, Item 7. Management’s discussion and Analysis of Financial Condition and Results of Operations elsewhere in this report for further discussion.

A decline in general business and economic conditions and any regulatory responses to such conditions could have a material adverse effect on our business, financial position, results of operations and growth prospects.

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of Alabama, Florida, Georgia, New Jersey, New York, Texas and Virginia. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower  repayment ability and collateral protection as well as reduced demand for the products and services we offer. In recent years, there has been a gradual improvement  in the U.S. economy as evidenced by a rebound in the housing market, lower unemployment and higher valuations in the equities markets. However, economic growth has been greatly impacted by the effects of the COVID-19 pandemic, and opinions vary on the strength and direction of the economy. If the national, regional and local economies experience worsening economic conditions, including deflation, elevated levels of unemployment, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, our growth and profitability could be constrained.

We face strong competition from financial services companies and other companies that offer commercial and retail banking services, which could harm our business.

Many of our competitors offer the same, or a wider variety of, the banking and related financial services we offer within our market areas. These competitors include national banks, regional banks and other community banks, including banks similar to us that primarily serve distinct or multi-ethnic communities. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including savings associations, finance companies, brokerage  firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The ICE Benchmark Administration (IBA), the administrator of LIBOR, announced on November 30, 2020, that it would cease publishing the one-week and two-month LIBOR rates on December 31, 2021, but would continue publishing the one-, three-, six-, and twelve-month LIBOR rates until June 30, 2023.  Regardless, the federal banking agencies also issued guidance on November 30, 2020, encouraging banks to (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation.  At this time, it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark prior to its 2023 retirement, what rate or rates may become accepted alternatives to LIBOR, or the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.  At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

Our adjustable-rate commercial real estate loans are generally based on the Wall Street Journal Prime Rate (WSJPR) or London Interbank Offered Rate (LIBOR), and as of December 31, 2020, most of our loans were based on WSJPR. However, we may not be able to successfully eliminate all loans tied to LIBOR prior to 2022. Even with “fallback” provisions contained within remaining LIBOR tied loans, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

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

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans.  Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, particularly during periods in which the local, regional or national economy suffers a general decline.  The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2020, approximately 91.6% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown  liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans represented approximately 40.4% of our total loan portfolio at December 31, 2020. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment  from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential mortgage loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

We also have significant concentration in our residential mortgage loan secondary sale market, as a substantial portion  of our non-conforming residential mortgage loans over the past three years have been sold to a small number of financial institutions. Although we are taking steps to reduce our dependence on those financial institutions and are attempting to expand the number of financial institutions to which we sell our non-conforming residential mortgage loans, we may not be successful expanding our sales market for our non-conforming residential mortgage loans. Additionally, if we lose any of these financial institutions, our resale market may decline and we may not be able to sell our non-conforming residential mortgage loans at our current volume, which will significantly decrease our non-interest income as well as limit the number of non-conforming residential mortgage loans we can put on our books without excess interest rate risk. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other financial institutions may change from time to time, which could result in a lower volume of corresponding loan originations. In addition, when we sell the non-conforming residential mortgage loans, we are required to make certain representations and warranties to the purchaser regarding such loans. Under those agreements, we may be required to repurchase the non-conforming residential mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. Additionally, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

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

We expect that gains on the sale of U.S. government guaranteed loans will comprise a meaningful component of our revenue. The gains on such sales recognized for the year ended December 31, 2020 and 2019 were $6.5 million and $5.4 million, respectively. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed portion of the loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent  third party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.

We have grown our consolidated assets from $1.10 billion as of December 31, 2016 to $1.90 billion as of December 31, 2020, and our deposits from $870.9 million as of December 31, 2016 to $1.48 billion as of December 31, 2020. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well as on other factors beyond our control, such as national, regional and local economic conditions  and interest rate trends.

Construction and development loans are based upon estimates of costs and values associated with the complete project. These estimates may be inaccurate, and we may be exposed to significant losses on loans for these projects.

Construction and development  loan involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion, and costs may exceed realizable values in declining real estate markets. Because of the uncertainties inherent in estimating construction costs and the realizable market value of the completed project and the effects of governmental regulation  of real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related LTV ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project and the ability of the borrower to sell or lease the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated or market values or occupancy or rental rates decline, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time while we attempt to dispose of it.

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

Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, and we may not be able to hire personnel or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.

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

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced and expect to continue to experience as a result of the COVID-19 pandemic. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, including the impact of COVID-19 and the recent election, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our OREO fair value appraisals.

As of December 31, 2020, we held an OREO balance of $3.8 million. Our OREO portfolio historically has been insignificant, and generally consisted of properties that we obtained through foreclosure or through a deed in lieu of foreclosure. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property  is assumed, except when a different disposition  strategy is expected. Judgment  is required in estimating the fair value of OREO,  and the period of time within which such estimates can be considered current is shortened during periods of market volatility. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our OREO properties.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

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

We plan to continue to grow our business organically. However, from time to time, we may consider opportunistic strategic acquisitions that we believe support our long-term business strategy. We face significant competition from numerous  other financial services institutions, many of which will have greater financial resources than we do, when considering acquisition opportunities. Accordingly, attractive acquisition opportunities may not be available to us. Futhermore, we may not be able to complete future acquisitions and, if we do complete such acquisitions, we may not be able to successfully integrate the operations, management, products  and services of the entities that we acquire and eliminate redundancies.

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

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business, including litigation related to our participation in stimulus programs associated with the government’s response to the COVID-19 pandemic. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or to the extent that we incur civil money penalties that are not covered by insurance, they could have a material adverse effect on our business, financial condition  and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.

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

The financial services industry is continually undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area.

Many of our larger competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, and even if we implement such products and services, we may incur substantial costs in doing so.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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

We are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. In addition, in response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

To date, none of foregoing types of attacks have had a material effect on our business or operations and we maintain  a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. However, no assurances can be provided that we may not suffer from such an attack in the future that may cause us material harm, especially in light of the risks being posed by changing technologies as well as criminal intent on committing cyber-crime.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of such customers and counterparties, including financial statements  and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Such information could turn out to be inaccurate, including as a result of fraud on behalf of our customers, counterparties or other third parties. In times of increased economic stress, we are at an increased risk of fraud losses. We cannot assure you that our underwriting and operational controls will prevent or detect such fraud or that we will not experience fraud losses or incur costs or other damages related to such fraud. Our customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses. Reliance on inaccurate or misleading information from our customers, counterparties and other third parties, including as a result of fraud, could have a material adverse impact on our business, financial condition and results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

Processes that management uses to estimate our probable incurred credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition  and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances, as we have experienced and expect to continue to experience as a result of the COVID-19 pandemic. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

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

Management regularly monitors, reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the controls will be effective. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud or providing timely and reliable financial information pursuant to our reporting obligations, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements and could have a material adverse effect on our business, financial condition and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock.

We may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds and other institutional customers.  Many of these transactions expose us to credit risk in the event of default of our counterparty or customer.  In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the loan or derivative exposure due to us.  There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

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

The market price of our common stock may be volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include, among other things: actual or anticipated variations in our quarterly results of operations; recommendations by securities analysts; operating and stock price performance of other companies that investors deem comparable to us; news reports relating to trends, concerns and other issues in the financial services industry generally; perceptions in the marketplace regarding us and/or our competitors; fluctuations in the stock price and operating results of our competitors; domestic and international economic factors unrelated to our performance; general market conditions and, in particular, developments related to market conditions for the financial services industry; new technology used, or services offered, by competitors; and changes in government regulations.

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

As of December 31, 2020, our directors and their families and affiliated entities collectively had a 32.4% ownership interest in the Company.  As a result, our directors initially may be able to elect the majority of our entire board of directors, control the management and policies of the Company and, in general, determine, without the consent of the other shareholders, the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and will be able to prevent or cause a change in control of the Company.

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

We have paid quarterly  dividends to our shareholders for the past eight years. We have no obligation  to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.

We are a separate and distinct legal entity from our subsidiary, the Bank. We receive substantially all of our revenue from dividends from the Bank, which we use as the principal source of funds to pay our expenses. Various federal and/or state laws and regulations  limit the amount of dividends that the Bank may pay us. Such limits are also tied to the earnings of our subsidiary. If the Bank does not receive regulatory approval or if the Bank’s earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, our ability to pay our expenses and our business, financial condition or results of operations could be materially and adversely impacted. Notably, in 2020, in direct response to potential adverse financial impacts caused by COVID-19, the Federal Reserve capped dividend payments and suspended share repurchases by several large banks (i.e., those with more than $50 billion in total assets).  Though temporary (and not applicable to the Company or the Bank), these measures highlight the sensitivity of the bank regulators to the potential financial impacts of COVID-19.

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

Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, and the FDIC before acquiring control of any national bank, such as the Bank. Upon receipt of such notice, the bank regulatory agencies may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires a certain percentage or more of a bank holding company’s or bank’s voting stock, or if one or more other control factors are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. Further, existing bank holding companies must obtain prior approval to obtain 5% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor  attestation requirements  of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting  requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding  advisory votes on executive compensation and golden parachute payments. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. We will remain an emerging growth company for up to five years, though we will cease to be an emerging growth company earlier if we have more than $1 billion in annual gross revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1 billion of non-convertible debt in a three-year period. Investors and securities analysts may find it more difficult to evaluate our common stock because we will rely on one or more of these exemptions and, as a result, investor confidence or the market price of our common stock may be materially and adversely affected.

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

As of March 9, 2021, there were 25,674,573 shares of common stock outstanding held by approximately 184 shareholders of record of our common stock as reported by our transfer agent.

Dividends

It has been our policy to pay quarterly dividends to holders of our common stock. We have paid quarterly dividends to our shareholders in amounts up to 30% of our net income over the past eight years. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions  on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions  on the payment of cash dividends as a result of banking laws, regulations  and policies. See “Item 1. Business - Regulation and Supervision - Regulation of the Company - Payment of Dividends.”

Equity Compensation Plan Information

Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2020.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and the SNL Index for U.S. Banks ($1B to $5B) for the period beginning on October 3, 2019, the first day of trading of our common stock on the Nasdaq Global Select Market under the symbol "MCBS", through December 31, 2020. The following reflects index values as of close of trading, assumes $100.00 invested on October 3, 2019, in our common stock, the Nasdaq Composite Index and the SNL Index for U.S. Banks ($1B to $5B), and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.

Index	October 3, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
MetroCity Bankshares, Inc.	$100.00	$130.78	$88.25	$108.84	$100.68	$110.93
Nasdaq Composite Index	100.00	114.28	98.39	128.83	143.31	165.77
SNL Index for U.S. Banks $1B - $5B	100.00	112.58	73.16	78.76	71.23	95.67

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of common stock in the fourth quarter of 2020.

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data of the Company as of and for each of the years ended December 31, 2020, 2019, 2018, 2017 and 2016, and is derived from our audited consolidated financial statements. This information should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 - Financial Statements and Supplementary Data” of this report. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Selected income statement data:
Interest income	$77,609	$83,213	$72,879	$60,514	$43,566
Interest expense	11,489	22,238	14,675	8,619	5,238
Net interest income	66,120	60,975	58,204	51,895	38,328
Provision for loan losses	3,467	—	1,237	3,058	—
Noninterest income	27,211	39,896	37,646	32,405	20,247
Noninterest expense	41,100	40,003	38,612	31,192	26,159
Income tax expense	12,370	16,150	14,667	18,153	12,200
Net income	36,394	44,718	41,334	31,897	20,216
Per share data:
Basic income per share	$1.42	$1.82	$1.71	$1.34	$0.87
Diluted income per share	$1.41	$1.81	$1.69	$1.32	$0.85
Dividends per share	$0.40	$0.42	$0.38	$0.23	$0.16
Book value per share (at period end)	$9.54	$8.49	$6.95	$5.61	$4.54
Shares of common stock outstanding	25,674,573	25,529,891	24,258,062	24,074,882	23,642,510
Weighted average diluted shares	25,798,549	24,729,535	24,475,698	24,139,006	23,704,334
Performance ratios:
Return on average assets	2.17%	2.87%	3.01%	2.77%	2.42%
Return on average equity	16.02	24.23	27.95	27.24	21.19
Dividend payout ratio	28.32	23.26	22.48	17.05	18.65
Yield on total loans	5.47	6.14	5.92	5.91	5.94
Yield on average earning assets	4.91	5.66	5.60	5.55	5.54
Cost of average interest bearing liabilities	1.15	2.15	1.60	1.11	0.97
Cost of deposits	1.20	2.19	1.60	1.09	0.96
Net interest margin	4.18	4.15	4.48	4.76	4.87
Efficiency ratio(1)	44.04	39.66	40.26	37.00	44.66
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.01%	(0.02)%	0.14%	0.17%	0.01%
Nonperforming assets to gross loans and OREO	1.03	1.30	0.78	1.00	0.49
ALL to nonperforming loans	77.40	46.54	74.12	69.06	153.94
ALL to loans held for investment	0.62	0.59	0.58	0.65	0.68
Balance sheet and capital ratios:
Gross loans held for investment to deposits	110.48%	88.97%	92.08%	104.77%	92.36%
Noninterest bearing deposits to deposits	31.28	22.34	24.05	25.52	24.74
Common equity to assets	12.90	13.28	11.77	10.48	9.75
Leverage ratio	13.44	12.70	11.14	10.76	10.19
Common equity tier 1 ratio	20.00	21.31	17.44	16.24	14.16
Tier 1 risk-based capital ratio	20.00	21.31	17.44	16.24	14.16
Total risk-based capital ratio	20.86	22.01	18.16	17.08	14.89
Mortgage and SBA loan data:
Mortgage loans serviced for others	$961,670	$1,168,601	$804,188	$341,786	$—
Mortgage loan production	484,214	644,465	716,140	581,745	390,159
Mortgage loan sales	92,737	520,067	536,011	362,009	—
SBA loans serviced for others	507,442	441,593	431,201	411,600	362,643
SBA loan production	245,719	155,035	121,009	121,559	167,092
SBA loan sales	128,633	118,405	93,297	85,932	110,555

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

Congress, the President, and the FRB have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law on March 27, 2020 as a $2 trillion legislative package. The goal of the CARES Act was to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also included extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had and continue to have a material impact on our operations.

In response to the COVID-19 pandemic, the Company has prioritized the health and safety of its employees and customers, and continues to take protective measures during the ongoing COVID-19 pandemic, such as implementing remote work arrangements to the full extent possible and by adjusting banking center hours and operational measures to promote social distancing, and it will continue to do so throughout the duration of the pandemic. At the same time, the Company is closely monitoring the effects of the COVID-19 pandemic on our loan and deposit customers, and is assessing the risks in our loan portfolio and working with our customers to reduce the pandemic’s impact on them while minimizing losses for the Company. Meanwhile, the Company remains focused on improving shareholder value, managing credit exposure, challenging expenses, enhancing the customer experience and supporting the communities it serves.

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to nine months. The Small Business Administration (the “SBA”) made debt relief payments for the principal, interest and fee payments of all our SBA loan customers for six months through the end of September 2020. As of December 31, 2020, we had 14 non-SBA commercial customers with outstanding loan balances totaling $42.0 million who were approved for a third round of payment deferrals. This is a decline from the second round of payment deferrals that were granted to 24 non-SBA commercial customers with outstanding balances totaling $82.5 million as of September 30, 2020. During our first round of payment deferrals, we granted payment deferrals to 89 non-SBA loans with outstanding balances of $157.5 million as of June 30, 2020. Included in the third round of non-SBA payment deferrals were eight loans totaling $24.2 million with a weighted average loan-to-value (“LTV”) of 44.2% in the hotel industry and no loans in the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic. As of December 31, 2020 and following the expiration of the SBA debt relief payments mentioned above, we had approved three month payment deferrals for 18 SBA loans with outstanding gross loan balances totaling $25.5 million ($6.4 million unguaranteed book balance). Of these SBA payment deferrals, four loans totaling $6.0 million ($1.5 million unguaranteed book balance) were in the restaurant industry and no loans were in the hotel industry. As of December 31, 2020, the Company had 51 loans totaling $141.2 million in the hotel industry and 116 loans totaling $36.1 million in the restaurant industry, which make up 8.6% and 2.2% of our total loan portfolio, respectively.

As of December 31, 2020, our residential real estate loan portfolio made up 59.6% of our total loan portfolio and had a weighted average amortized LTV of approximately 55.6%. As of December 31, 2020, 1.0% of our residential mortgages remain on hardship payment deferral covering principal and interest payments for three to six months. This is a significant decrease from the first round of payment deferrals granted during the second quarter of 2020, which made up 19.2% of our residential mortgage balances as of June 30, 2020, and a slight decrease from the second round of payment deferrals granted during the third quarter of 2020, which made up 1.7% of our residential mortgage balances as of September 30, 2020.

In addition, as a preferred SBA lender, we are participating in the Paycheck Protection Program created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. As of December 31, 2020, the Company approved and funded over 1,800 PPP loans totaling $96.9 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of March 9, 2021, the SBA had granted forgiveness for PPP loans totaling $11.5 million.

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extends the authority of lenders to make PPP loans through March 31, 2021.  We are participating in this new round of PPP loan funding by offering first and second draw loans. As of March 9, 2021, the Company had approved and funded 635 PPP loans totaling $41.7 million under this new round of PPP loan funding.

Despite improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing of an effective and widely available coronavirus vaccine and the timing and scope of additional government stimulus packages. The duration and extent of the downturn and speed of the related recovery on our business, customers, and the economy as a whole remains uncertain.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2020, included elsewhere in this Annual Report on Form 10-K.

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

Stock-Based Compensation

We periodically grant stock options to purchase our common stock and issue restricted stock to our employees and directors. The benefits provided under all of these plans are subject to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Our results of operations for the years ended December 31, 2020, 2019 and 2018 were impacted by the recognition of non-cash expense related to the fair value of our share based compensation awards.

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell a financial asset, or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment is necessary to estimate fair value. In addition, changes in market conditions  may reduce the availability of quoted prices or observable date. See Note 15 of our consolidated financial statements as of December 31, 2020, included elsewhere in this Annual Report on Form 10-K, for a complete discussion of fair value of financial assets and liabilities and their related measurement  practices.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement  carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt  as to the realization of the deferred tax assets, a valuation allowance may be established. We consider the determination of this valuation  allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount  and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. See Note 10 of our consolidated financial statements as of December 31, 2020, included elsewhere in this Annual Report on Form 10-K, for additional information.

The JOBS Act contains provisions that, among other things, reduce certain reporting and other regulatory  requirements  for qualifying public companies. As an “emerging growth company” we have elected under the JOBS Act to retain the ability to delay the adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. However, at December 31, 2020, 2019 and 2018, we have adopted all new accounting standards that could affect the comparability of our financial statements to those of other public entities. In the event we choose in the future to delay adoption of future accounting pronouncements applicable to public companies, our consolidated financial statements as of a particular date and for a particular period in the future may not be comparable to the financial statements as of such date and for such period of a public company situated similarly to us that is neither an emerging growth company nor an emerging growth company that has opted out of the extended transition period. Such financial statements of the other company may be prepared in conformity with new or revised accounting standards then applicable to public companies, but not to private companies, while, if we are then in the extended transition period, our consolidated financial standards would not be prepared in conformity with such new or revised accounting  standards. Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act.

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

Results of Operations

Net Income

Year ended December 31, 2020 compared to year ended December 31, 2019

We recorded net income of $36.4 million for the year ended December 31, 2020 compared to $44.7 million for the same period in 2019, a decrease of $8.3 million, or 18.6%. The decrease was due to a $12.7 million decrease in noninterest income, a $1.1 million increase in noninterest expense, and a $3.5 million increase in provision for loan losses, partially offset by a $5.1 million increase in net interest income.

Basic and diluted earnings per common share for the year ended December 31, 2020 was $1.42 and $1.41, respectively, compared to $1.82 and $1.81 for the basic and diluted earnings per common share for the same period in 2019.

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

Year ended December 31, 2020 compared to year ended December 31, 2019

Net interest income for the year ended December 31, 2020 was $66.1 million compared to $61.0 million for the year ended December 31, 2019, an increase of $5.1 million, or 8.4%. Interest income totaled $77.6 million for the year ended December 31, 2020, a decrease of $5.6 million, or 6.7%, from the year ended December 31, 2019, primarily due to a 67 basis points decrease in the yield on average loans and a 129 basis points decrease in the yield on total investments. We also recognized PPP loan fee income of $1.7 million during 2020. Average earning assets increased by $111.9 million, primarily due to an increase of $94.2 million in average loans and $14.9 million in securities purchased under agreements to resell. The increase in average loans included increases of $20.2 million in average commercial real estate loans, $69.3 million in average commercial and industrial loans, which includes $61.0 million in average PPP loans, and $7.9 million in average residential real estate loans.

Interest expense for the year ended December 31, 2020 decreased $10.7 million to $11.5 million compared to interest expense of $22.2 million for the year ended December 31, 2019. This decrease is primarily attributable to a 99 basis points decrease in deposit costs, which includes a 135 basis points decrease in the average yield on money market deposits and an 82 basis points decrease in the average yield on time deposits. Average borrowings outstanding for the year ended December 31, 2020 increased by $51.1 million with a decrease in rate of 21 basis points compared to the year ended December 31, 2019.

The net interest margin for the year ended December 31, 2020 was 4.18% compared to 4.15% for the year ended December 31, 2019, an increase of three basis points. The cost of interest-bearing liabilities decreased by 100 basis points to 1.15% from 2.15%, while the yield on interest-earning assets decreased by 75 basis points to 4.91% from 5.66% for the previous year. Average earning assets increased by $111.9 million, primarily due to an increase of $94.2 million in average loans and an increase of $17.7 million in average total investments. Average interest-bearing liabilities decreased by $36.8 million as average interest-bearing deposits decreased by $87.9 million and average borrowings increased by $51.1 million. The inclusion of PPP loan average balances, interest and fees had an eight basis points impact on the yield on average loans and only a one basis point impact on the net interest margin for 2020.

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

Average Balances, Interest and Yields

The following tables present, for the years ended December 31, 2020, 2019 and 2018, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Year Ended December 31,
	2020			2019			2018
	Average	Interest and	Yield /	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$147,431	$1,056	0.72%	$145,096	$3,010	2.07%	$79,699	$1,758	2.21%
Securities purchased under agreements to resell	29,932	271	0.91	15,000	421	2.81	15,000	372	2.48
Securities available for sale	17,806	410	2.30	17,413	444	2.55	20,174	503	2.49
Total investments	195,169	1,737	0.89	177,509	3,875	2.18	114,873	2,633	2.29
Construction and development	31,658	1,685	5.32	33,567	2,193	6.53	46,050	2,763	6.00
Commercial real estate	478,481	27,316	5.71	458,259	31,927	6.97	394,770	25,521	6.46
Commercial and industrial	112,313	5,301	4.72	43,003	3,049	7.09	36,208	2,507	6.92
Residential real estate	763,136	41,391	5.42	755,244	41,962	5.56	702,753	39,058	5.56
Consumer and Other	989	179	18.10	2,310	207	8.96	5,961	397	6.66
Gross loans(2)	1,386,577	75,872	5.47	1,292,383	79,338	6.14	1,185,742	70,246	5.92
Total earning assets	1,581,746	77,609	4.91	1,469,892	83,213	5.66	1,300,615	72,879	5.60
Noninterest-earning assets	98,504			86,106			73,585
Total assets	1,680,250			1,555,998			1,374,200
Interest-bearing liabilities:
NOW and savings deposits	68,610	166	0.24	51,818	172	0.33	69,741	272	0.39
Money market deposits	248,633	1,731	0.70	133,363	2,730	2.05	50,690	553	1.09
Time deposits	596,325	9,021	1.51	816,298	19,049	2.33	754,256	13,186	1.75
Total interest-bearing deposits	913,568	10,918	1.20	1,001,479	21,951	2.19	874,687	14,011	1.60
Borrowings	82,955	571	0.69	31,884	287	0.90	45,223	664	1.47
Total interest-bearing liabilities	996,523	11,489	1.15	1,033,363	22,238	2.15	919,910	14,675	1.60
Noninterest-bearing liabilities:
Noninterest-bearing deposits	394,338			297,174			284,702
Other noninterest-bearing liabilities	62,153			40,924			21,683
Total noninterest-bearing liabilities	456,491			338,098			306,385
Shareholders' equity	227,236			184,537			147,905
Total liabilities and shareholders' equity	$1,680,250			$1,555,998			$1,374,200
Net interest income		$66,120			$60,975			$58,204
Net interest spread			3.76			3.51			4.00
Net interest margin			4.18			4.15			4.48

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Year Ended December 31,
	2020 Compared to 2019			2019 Compared to 2018
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$161	$(2,115)	$(1,954)	$1,200	$52	$1,252
Securities purchased under agreements to resell	252	(402)	(150)	—	49	49
Securities available for sale	17	(51)	(34)	(70)	11	(59)
Total investments	430	(2,568)	(2,138)	1,130	112	1,242
Construction and development	(71)	(437)	(508)	(773)	98	(675)
Commercial real estate	970	(5,581)	(4,611)	3,912	1,431	5,343
Commercial and industrial	3,602	(1,350)	2,252	479	63	542
Residential real estate	340	(911)	(571)	3,211	861	4,072
Consumer and Other	(72)	44	(28)	(150)	(40)	(190)
Gross loans(2)	4,769	(8,235)	(3,466)	6,679	2,413	9,092
Total earning assets	5,199	(10,803)	(5,604)	7,809	2,525	10,334
Interest-bearing liabilities:
NOW and savings deposits	41	(47)	(6)	(84)	(16)	(100)
Money market deposits	1,399	(2,398)	(999)	1,420	757	2,177
Time deposits	(3,979)	(6,049)	(10,028)	1,116	4,747	5,863
Total interest-bearing deposits	(2,539)	(8,494)	(11,033)	2,452	5,488	7,940
Borrowings	387	(103)	284	(164)	(213)	(377)
Total interest-bearing liabilities	(2,152)	(8,597)	(10,749)	2,288	5,275	7,563
Net interest income	$7,351	$(2,206)	$5,145	$5,521	$(2,750)	$2,771

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Loan balances include nonaccrual loans and loans held for sale.

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

Year ended December 31, 2020 compared to year ended December 31, 2019

We recorded provision for loan losses of $3.5 million during the year ended December 31, 2020 compared to no provision for loan losses recorded during the year ended December 31, 2019. The increase in our provision for loan losses during the year ended December 31, 2020 was largely due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic, as well as the growth in our loan portfolio. Our allowance for loan losses as a percentage of gross loans for the periods ended December 31, 2020 and 2019 was 0.62% and 0.59%, respectively. Excluding outstanding PPP loans of $92.4 million as of December 31, 2020, the ALL as a percentage of total loans was 0.66%. None of the ALL balance was allocated to our PPP loan portfolio at December 31, 2020. Our ALL as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans.

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

The following table sets forth the major components of our noninterest income for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			2020 vs.2019		2019 vs.2018
(Dollars in thousands)	2020	2019	2018	$ Change	% Change	$ Change	% Change
Noninterest Income:
Service charges on deposit accounts	$1,312	$1,462	$1,386	$(150)	(10.3)%	$76	5.5%
Other service charges, commissions and fees	8,545	10,121	10,107	(1,576)	(15.6)	14	0.1
Gain on sale of residential mortgage loans	2,529	9,141	5,679	(6,612)	(72.3)	3,462	61.0
Mortgage servicing income, net	1,308	9,294	11,994	(7,986)	(85.9)	(2,700)	(22.5)
Gain on sale of SBA loans	6,467	5,444	4,616	1,023	18.8	828	17.9
SBA servicing income, net	6,130	3,745	3,119	2,385	63.7	626	20.1
Other income	920	689	745	231	33.5	(56)	(7.5)
Total noninterest income	$27,211	$39,896	$37,646	$(12,685)	(31.8)%	$2,250	6.0%

Year ended December 31, 2020 compared to year ended December 31, 2019

Service charges on deposit accounts were $1.3 million for the year ended December 31, 2020 compared to $1.5 million for the year ended December 31, 2019, a decrease of $150,000, or 10.3%. The slight decrease was partially attributable to lower insufficient funds and overdraft fee due to a general decline in customer spending activity driven by offset by increased analysis fees.

Other service charges, commissions and fees decreased $1.6 million, or 15.6%, to $8.5 million for year ended December 31, 2020 compared to $10.1 million for the year ended December 31, 2019. The decrease is mainly attributable to lower underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume significantly declined during the year ended December 31, 2020 compared to the year ended December

31, 2019. Mortgage loan originations totaled $484.2 million during the year ended December 31, 2020 compared to $644.5 million during the year ended December 31, 2019.

Total gain on sale of loans was $9.0 million for the year ended December 31, 2020 compared to $14.6 million for the year ended December 31, 2019, a decrease of $5.6 million, or 38.3%.

Gain on sale of residential mortgage loans totaled $2.5 million for the year ended December 31, 2020 compared to $9.1 million for the year ended December 31, 2019. We sold $92.7 million in residential mortgage loans with an average premium of 2.78% during the year ended December 31, 2020 compared to the sale of $520.1 million in residential mortgages with an average premium of 1.79% during the year ended December 31, 2019. We originated $484.2 million of residential mortgage in 2020 compared to $644.5 million in 2019.

Gain on sale of SBA loans totaled $6.5 million for the year ended December 31, 2020 compared to $5.4 million for the year ended December 31, 2019. We sold $128.6 million in SBA loans during the year ended December 31, 2020 with average premiums of 7.58% compared to the sale of $118.4 million in SBA loans with an average premium of 7.08% in the same period in 2019.

Mortgage loan servicing income was $1.3 million for the year ended December 31, 2020 compared to $9.3 million for the year ended December 31, 2019, a decrease of $8.0 million, or 85.9%. The decrease in mortgage loan servicing income was due to the decrease in capitalized mortgage servicing assets and increased servicing asset amortization. Included in mortgage loan servicing income for the year ended December 31, 2020 was $6.4 million in mortgage servicing fees compared to $6.2 million for 2019, and capitalized mortgage servicing assets of $1.0 million for the year ended December 31, 2020 compared to $6.9 million for 2019. These amounts were offset by mortgage loan servicing asset amortization of $5.4 million for the year ended December 31, 2020 compared to $3.8 million for the year ended December 31, 2019. During the year ended December 31, 2020, we recorded fair value impairment of $641,000 on our mortgage servicing assets. No fair value impairment charges were recorded during the year ended December 31, 2019. Our total residential mortgage loan servicing portfolio was $961.7 million at December 31, 2020 compared to $1.17 billion at December 31, 2019.

SBA servicing income was $6.1 million for the year ended December 31, 2020 compared to $3.7 million for the year ended December 31, 2019, an increase of $2.4 million, or 63.7%. Our total SBA loan servicing portfolio was $507.4 million as of December 31, 2020 compared to $441.6 million as of December 31, 2019. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $1.5 million increase to our SBA servicing rights during the year ended December 31, 2020. During the year ended December 31, 2019, we recorded a charge of $238,000 to our SBA servicing rights.

Other noninterest income was $920,000 for the year ended December 31, 2020 compared to $689,000 for the year ended December 31, 2019, an increase of $231,000, or 33.5%. The largest component of other noninterest income is the income on bank owned life insurance which totaled $587,000 and $470,000, respectively, for the years ended December 31, 2020 and 2019.

Year ended December 31, 2019 compared to year ended December 31, 2018

Service charges on deposit accounts were $1.5 million for the year ended December 31, 2019 compared to $1.4 million for the year ended December 31, 2018, an increase of $76,000, or 5.5%. The slight increase was partially attributable to increased analysis fees.

Other service charges, commissions and fees were relatively steady at $10.1 million for the years ended December 31, 2019 and December 31, 2018, with a slight increase of $14,000 in 2019. This small increase was attributable to a $614,000 increase in application income from residential mortgage loans offset by a $745,000 decrease in residential mortgage loan originations fees, as well as increases in various other service charge, commissions and fee accounts.

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

Other noninterest income was $689,000 for the year ended December 31, 2019 compared to $745,000 for the year ended December 31, 2018, a decrease of $56,000, or 7.5%. The largest component of other noninterest income is the income on bank owned life insurance which totaled $470,000 and $478,000, respectively, for the years ended December 31, 2019 and 2018.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,			2020 vs.2019		2019 vs.2018
(Dollars in thousands )	2020	2019	2018	$ Change	% Change	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$25,500	$24,923	$23,569	$577	2.3%	$1,354	5.7%
Occupancy and equipment	5,083	4,749	4,086	334	7.0	663	16.2
Data processing	1,078	1,029	842	49	4.8	187	22.2
Advertising	566	649	613	(83)	(12.8)	36	5.9
Other expenses	8,873	8,653	9,502	220	2.5	(849)	(8.9)
Total noninterest expense	$41,100	$40,003	$38,612	$1,097	2.7%	$1,391	3.6%

Year ended December 31, 2020 compared to year ended December 31, 2019

Salaries and employee benefits expense for the year ended December 31, 2020 was $25.5 million compared to $24.9 million for the year ended December 31, 2019, an increase of $577,000, or 2.3%. This increase was attributable to an increase in the overall number of employees necessary to support our continued growth and annual salary adjustments, offset by lower benefit costs and lower commission paid to our loan officers as loan volume declined in 2020. The average number of full-time equivalent employees was 209 for the year ended December 31, 2020 compared to 203 for the year ended December 31, 2019.

Occupancy expense for the year ended December 31, 2020 was $5.1 million compared to $4.7 million for the same period during 2019, an increase of $334,000, or 7.0%. This increase was partially due to increased property taxes, maintenance and depreciation on our existing branch locations.

Data  processing expense for the year ended December 31, 2020 was $1.1 million compared to $1.0 million for the year ended December 31, 2019, an increase of $49,000, or 4.8%. This increase was primarily due to continued growth in our loans and deposits.

Advertising expense for the year ended December 31, 2020 was $566,000 compared to $649,000 for 2019, a decrease of $83,000, or 12.8%. The decrease was due to management’s ongoing efforts to reduce costs.

Other expenses for the year ended December 31, 2020 were $8.9 million compared to $8.7 million for the year ended December 31, 2019, an increase of $220,000, or 2.5%. The increase was partially due to higher accounting and SEC related expenses due to 2020 being the Company’s first full year as a public company, offset by lower mortgage related expenses. Included in other expenses were directors’ fees of $383,000 and $366,000 for the years ended December 31, 2020 and 2019, respectively.

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

Other expenses for the year ended December 31, 2019 were $8.7 million compared to $9.5 million for the year ended December 31, 2018, a decrease of $815,000, or 8.6%. The decrease was primarily due to lower mortgage related expenses, as well as decreased operating and customer service expenses. Included in other expenses were directors’ fees of $366,000 and $333,000 for the years ended December 31, 2019 and 2018, respectively.

Income Tax Expense

Income tax expense for the years ended December 31, 2020, 2019 and 2018 was $12.4 million, $16.2 million and $14.7 million, respectively. The Company’s effective tax rates for the years ended December 31, 2020, 2019 and 2018 were 25.4%, 26.5% and 26.2%, respectively.

We had net deferred tax liabilities of $1.0 million, $2.9 million and $1.9 million at December 31, 2020, 2019 and 2018, respectively.

Return on Equity and Assets

The following table sets forth our return on average assets, return on average equity, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Years Ended December 31,
	2020	2019	2018
Return on average assets	2.17%	2.87%	3.01%
Return on average equity	16.02%	24.23%	27.95%
Dividend payout ratio	28.32%	23.26%	22.48%
Average shareholders' equity to average assets	13.52%	11.86%	10.76%

Financial Condition

Total assets increased $265.6 million, or 16.3%, to $1.90 billion at December 31, 2020 as compared to $1.63 billion at December 31, 2019. The increase in total assets was primarily attributable to increases in loans held for investment of $469.2 million and bank owned life insurance of $15.6 million, partially offset by decreases in cash and due from banks of $129.8 million, securities purchased under agreements to resell of $15.0 million, and loans held for sale of $85.8 million.

Loans

Our loans represent the largest portion  of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

Our gross loans increased $471.7 million, or 40.6%, to $1.63 billion as of December 31, 2020 compared to $1.16 billion as of December 31, 2019. Our loan growth during the year ended December 31, 2020 was comprised of an increase of $13.9 million, or 43.8%, in construction and development loans, an increase of $52.5 million, or 12.3%, in commercial real estate loans, an increase of $84.1 million, or 158.4%, in commercial and industrial loans, an increase of $322.8 million, or 49.5%, in residential real estate loans and a decrease of $1.6 million, or 89.6%, in consumer and other loans. Included in commercial and industrial loans were PPP loans with outstanding balances totaling $92.4 million as of December 31, 2020.

The following table presents the ending balance of each major category in our loan portfolio at the dates indicated.

	December 31,
	2020		2019		2018		2017		2016
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Development	$45,653	2.8%	$31,739	2.7%	$42,718	3.7%	$45,132	4.2%	$43,164	5.4%
Commercial Real Estate	477,419	29.2	424,950	36.5	396,598	34.6	369,346	34.6	370,239	46.0
Commercial and Industrial	137,239	8.4	53,105	4.6	33,100	2.9	33,671	3.2	39,938	5.0
Residential Real Estate	974,445	59.6	651,645	56.0	670,341	58.5	611,258	57.2	331,412	41.2
Consumer and other	183	0.0	1,768	0.2	2,957	0.3	9,186	0.8	19,565	2.4
Total gross loans	1,634,939	100.0%	1,163,207	100.0%	1,145,714	100.0%	1,068,593	100.0%	804,318	100.0%
Unearned income	(4,595)		(2,045)		(2,139)		(1,620)		(1,678)
Allowance for loan losses	(10,135)		(6,839)		(6,645)		(6,925)		(5,471)
Total loans, net	$1,620,209		$1,154,323		$1,136,930		$1,060,048		$797,169

The following table presents the maturity distribution of our loans as of December 31, 2020. The table also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	December 31, 2020
(Dollars in thousands)	One Year or Less	One to Five Years	Over Five Years	Total
Construction and Development	$35,366	$10,287	$—	$45,653
Commercial Real Estate	31,257	160,934	285,228	477,419
Commercial and Industrial	7,399	104,198	25,642	137,239
Residential Real Estate	133	—	974,312	974,445
Consumer and other	183	—	—	183
Total gross loans	$74,338	$275,419	$1,285,182	$1,634,939

Amounts with fixed rates	$26,815	$206,918	$289,784	$523,517
Amounts with floating or adjustable rates	47,523	68,501	995,398	1,111,422
Total gross loans	$74,338	$275,419	$1,285,182	$1,634,939

Our loan portfolio is concentrated in commercial real estate (primarily the unguaranteed portion of SBA loans) and residential mortgage loans with the remaining balance in construction and development, commercial and industrial, and consumer loans. 91.6% of our gross loans was secured by real property as of December 31, 2020, compared  to 95.3% as of December 31, 2019 and 96.9% as of December 31, 2018.

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

As of December 31, 2020, our construction and development loans comprised $45.7 million, or 2.8%, of total loans, compared to $31.7 million, or 2.7%, of total loans as of December 31, 2019. This compares to $42.7 million, or 3.7%, of total loans as of December 31, 2018.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-owner occupied commercial real estate. We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain  a personal guarantee from responsible parties. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. At December 31, 2020, approximately 86.4% of our commercial real estate loans were owner-occupied.

As of December 31, 2020, our loans secured by commercial real estate were $477.4 million, or 29.2%, of total loans compared to $425.0 million, or 36.5%, as of December 31, 2019. This increase was due to consistent loan production and market demand for these types of loans. Commercial real estate loans were $396.6 million, or 34.6%, of our portfolio as of December 31, 2018. Our non-owner occupied commercial real estate loans make up a small percentage of our overall commercial real estate loan portfolio. Non-owner occupied commercial real estate loans were 13.6%, 17.9%, and 19.2%, as a percentage of commercial real estate loans for the years ending December 31, 2020, 2019, and 2018, respectively.

We originate both fixed and adjustable rate loans. Adjustable rate loans are based on LIBOR, prime rate or constant  maturity treasury (“CMT”). At December 31, 2020 and 2019, approximately 31.7% and 27.6% of the commercial real estate portfolio consisted of fixed-rate loans, respectively. Our policy maximum LTV is 85% for commercial real estate loans. However, our weighted average LTV is well below this policy maximum. Newly originated and renewed non-SBA commercial real estate loans for the years ending December 31, 2020 and 2019 carried a weighted average LTV of 59.5% and 67.3%, respectively.

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

As of December 31, 2020, our commercial and industrial loans comprised $137.2 million, or 8.4%, of total loans, compared to $53.1 million, or 4.6% of total loans as of December 31, 2019. This compares to $33.1 million, or 2.9%, of total loans as of December 31, 2018. This increase is mainly due to the PPP loans that were originated in 2020, which is $92.4 million as of December 31, 2020.

A significant portion of both our commercial real estate and commercial and industrial loans are SBA loans. We are designated an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the 75% guaranteed portion of the SBA loans that we originate. Our SBA loans are typically made to small-sized retail, hotel/motel, service and distribution businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral  may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance. As of December 31, 2020, our SBA portfolio totaled $285.1 million compared  to $173.6 million as of December 31, 2019. This increase was primarily a result of more originations, specifically PPP loans, offset by the amortization of our SBA portfolio. We originated and sold $245.7 million and $128.6 million during the year ended December 31, 2020 compared  to originations and sales of $155.0 million and $118.4 million for the year ended December 31, 2019. We originated and sold $121.0 million and $93.3 million of SBA loans during the year ended December 31, 2018.

From our total SBA loan portfolio of $285.1 million at December 31, 2020, $170.0 million is secured by real estate and $115.1 million (including PPP loans of $92.4 million) is unsecured or secured by business assets, which we classify as commercial and industrial loans.

As a preferred SBA lender, we are participating in the Paycheck Protection Program created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. As of December 31, 2020, the Company approved and funded over 1,800 PPP loans totaling $96.9 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of March 9, 2021, the SBA had granted forgiveness for PPP loans totaling $11.5 million.

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extends the authority of lenders to make PPP loans through March 31, 2021.  We are participating in this new round of PPP loan funding by offering first and second draw loans. As of March 9, 2021, the Company had approved and funded 635 PPP loans totaling $41.7 million under this new round of PPP loan funding.

Residential real estate loans. We originate mainly non-conforming single-family residential mortgage loans through  our branch network, without the use of any third party originator. During 2020, our primary loan products were a five-year hybrid adjustable rate mortgage which reprices after five years to the one-year CMT plus certain spreads and a 15-year fixed rate product. We originate the residential mortgage loans to hold for investment and also sell on the secondary market.

As of December 31, 2020, our residential real estate loans comprised $974.4 million, or 59.6%, of total loans, compared  to $651.6 million, or 56.0%, of total loans as of December 31, 2019. This compares to $670.3 million, or 58.5%, of total loans as of December 31, 2018. The increase in 2020 was due to management’s decision to hold for investment the majority of our production rather than sell our residential loans on the secondary market. During the years ended December 31, 2020 and 2019, we originated $484.2 million and $644.5 million and sold $92.7 million and $520.1 million, respectively, in residential mortgage loans. During the year ended December 31, 2018, we originated $716.1 million and sold $536.0 million in residential mortgage loans.

Consumer and other loans. These loans represent a small portion of our overall portfolio and primarily consists of purchased auto loan pools, overdrafts, and consumer lines of credit. Consumer loans carry a greater amount of risk and collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

As of December 31, 2020, our consumer and other loans comprised $183,000 compared to $1.8 million as of December 31, 2019. This compares to $3.0 million as of December 31, 2018. Our consumer loans have steadily decreased since December 31, 2017 due to our decision to discontinue the purchase of auto loan pools in 2016.

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

Nonperforming loans were $13.1 million at December 31, 2020 compared to $14.7 million at December 31, 2019 and $9.0 million at December 31, 2018. The decrease from December 31, 2019 to December 31, 2020 was primarily attributable to a $1.4 million decrease in nonaccrual construction and development loans and $627,000 decrease in nonaccrual residential real estate loans. The increase from December 31, 2018 to December 31, 2019 was primarily attributable to a $1.4 million increase in nonaccrual construction and development loans and a $6.2 million increase in nonaccrual residential real estate loans. The decrease in the year ended December 31, 2018 was primarily due to a $2.5 million decrease in nonaccrual construction and development loans, offset by a $1.4 million increase in nonaccrual commercial real estate loans. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2020, 2019 and 2018.

We recognized interest income on loans modified under troubled debt restructurings of $143,000, $301,000 and $156,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. At December 31, 2020, included in nonaccrual loans were $2.9 million of commercial real estate loans, $34,000 in commercial and industrial loans and $7.3 million in residential real estate loans. Nonaccrual loans at December 31, 2019 comprised of $1.4 million of construction and development loans, $2.9 million of commercial real estate loans, $19,000 in commercial and industrial loans and $7.9 million in residential real estate loans. The weighted average LTV of nonaccrual residential real estate loans was below 56% at December 31, 2020.

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Nonaccrual loans	$10,203	$12,236	$5,667	$7,083	$30
Past due loans 90 days or more and still accruing	—	—	—	—	92
Accruing troubled debt restructured loans	2,891	2,459	3,298	2,945	3,432
Total nonperforming loans	13,094	14,695	8,965	10,028	3,554
Other real estate owned	3,844	423	—	610	365
Total nonperforming assets	$16,938	$15,118	$8,965	$10,638	$3,919
Nonperforming loans to gross loans	0.80%	1.26%	0.78%	0.94%	0.44%
Nonperforming assets to total assets	0.89%	0.93%	0.63%	0.83%	0.36%
Allowance for loan losses to nonperforming loans	77.40%	46.54%	74.12%	69.06%	153.94%

(1)	For purposes of the table above, nonperforming and past due loans exclude COVID-19 loan modifications.

At December 31, 2020, 15.8% of the Company’s loan portfolio, or $259.1 million, is in sectors that have been the most sensitive to the COVID-19 pandemic. Within this group, the hotel industry and the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic, represented $141.2 million and $36.1 million, respectively. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings. As of December 31, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $42.0 million and $9.8 million, respectively, who were approved for a third round of payment deferrals. As of September 30, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $82.5 million and $14.5 million, respectively, who were approved for a second round of payment deferrals. This is a significant decline from the first round of payment deferrals that were granted to our non-SBA commercial and residential mortgage customers during the second quarter of 2020, which represented outstanding balances of $157.5 million and $145.3 million, respectively, as of June 30, 2020. The SBA made debt relief payments for the principal, interest and fee payments of all our SBA loan customers for six months through the end of September 2020. As of December 31, 2020 and following the expiration of the SBA debt relief payments, we had approved three month payment deferrals for 18 SBA loans with outstanding gross loan balances totaling $25.5 million ($6.4 million unguaranteed book balance). See Notes 1 and 3 of our consolidated financial statements as of December 31, 2020, included elsewhere in this Annual Report on Form 10-K, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

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

The allowance for loan losses was $10.1 million at December 31, 2020 compared to $6.8 million at December 31, 2019, an increase of $3.3 million or 48.2%. We increased the qualitative factors in our allowance for loan losses calculation as of June 30, 2020, September 30, 2020 and December 31, 2020 for the economic uncertainties caused by the COVID-19 pandemic resulting in the provision expense of $3.5 million recorded during the year ended December 31, 2020. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

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

Analysis of the Allowance for Loan Losses. The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	December 31,
(Dollars in thousands)	2020	2019	2018	2017	2016
Balance, beginning of period	$6,839	$6,645	$6,925	$5,470	$5,527
Charge-offs:
Construction and development	—	—	—	—	—
Commercial real estate	109	237	88	131	42
Commercial and industrial	51	14	39	—	95
Residential real estate	—	—	—	—	—
Consumer and other	97	525	1,939	1,513	—
Total charge-offs	257	776	2,066	1,644	137
Recoveries:
Construction and development	—	—	—	—	—
Commercial real estate	10	752	22	41	63
Commercial and industrial	25	—	—	—	17
Residential real estate	—	—	—	—	—
Consumer and other	51	218	527	—	—
Total recoveries	86	970	549	41	80
Net charge-offs/(recoveries)	171	(194)	1,517	1,603	57
Provision for loan losses	3,467	—	1,237	3,058	—
Balance, end of period	$10,135	$6,839	$6,645	$6,925	$5,470
Total loans at end of period	$1,634,939	$1,163,207	$1,145,714	$1,068,593	$804,318
Average loans(1)	1,365,129	1,218,219	1,110,451	966,707	679,733
Net charge-offs to average loans	0.01%	(0.02)%	0.14%	0.17%	0.01%
Allowance for loan losses to total loans(2)	0.62%	0.59%	0.58%	0.65%	0.68%

(1)	Excludes loans held for sale
(2)	As of December 31, 2020, the ALL to total loans, excluding PPP loans of $92.4 million, was 0.66%.

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of December 31, 2020. The continuing impact of the COVID-19 pandemic during 2020 leading to significant market changes, high levels of unemployment and increasing degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,
	2020		2019		2018		2017		2016
	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to
(Dollars in thousands)	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
Construction and Development	$178	2.8%	$131	2.7%	$235	3.7%	$127	4.2%	$116	5.4%
Commercial Real Estate	5,161	29.2	2,320	36.5	2,601	34.6	2,135	34.6	2,854	46.0
Commercial and Industrial	438	8.4	448	4.6	380	2.9	261	3.2	257	5.0
Residential Real Estate	4,350	59.6	3,457	56.0	3,042	58.5	3,048	57.2	5	41.2
Consumer and other	8	—	91	0.2	387	0.3	1,170	0.8	1,656	2.4
Unallocated	—	—	392	—	—	—	184	—	582	—
Total allowance for loan losses	$10,135	100.0%	$6,839	100.0%	$6,645	100.0%	$6,925	100.0%	$5,470	100.0%

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

All of the securities in our investment portfolio were classified as available-for-sale as of December 31, 2020. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of U.S. government-sponsored agency securities, home mortgage-backed securities and state and municipal bonds. No issuer of the available-for-sale securities, other than the Small Business Administration, comprised more than ten percent of our shareholders’ equity as of December 31, 2020, 2019 or 2018.

The following table presents the amortized cost and fair value of our available-for-sale securities portfolio as of the dates presented.

	Year Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government entities and agencies	$9,306	$9,306	$12,436	$12,436	$15,183	$15,183
States and political subdivisions	7,182	7,429	1,246	1,279	1,248	1,213
Mortgage-backed GSE residential	1,368	1,382	2,015	1,980	2,607	2,492
Total securities available for sale	$17,856	$18,117	$15,697	$15,695	$19,038	$18,888

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2020, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized  cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities as of the dates presented. Expected maturities may differ from contractual maturities if borrowers  have the right to call or prepay obligations with or without call or prepayment penalties. We had no securities with contractual maturities due in one year or less as of December 31, 2020.

	As of December 31, 2020
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
Obligations of U.S. Government entities and agencies	$—	—%	$9,306	2.29%	$—	—%	$—	—%	$9,306	2.29%
States and political subdivisions	265	2.00	1,014	2.37	6,150	2.27	—	—	7,429	2.28
Mortgage-backed GSE residential	583	0.59	765	0.78	34	0.96	—	—	1,382	0.71
Total securities available for sale	$848	1.03%	$11,085	2.19%	$6,184	2.27%	$—	—%	$18,117	2.16%

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

Total deposits increased $172.5 million, or 13.2%, to $1.48 billion at December 31, 2020 compared to $1.31 billion at December 31, 2019. As of December 31, 2020, 31.3% of total deposits were comprised of noninterest-bearing demand accounts and 68.7% of interest-bearing deposit accounts compared to 22.3% and 77.7% as of December 31, 2019, respectively. Total deposits increased $63.1 million, or 5.1%, at December 31, 2019 from $1.24 billion as of December 31, 2018. Our noninterest-bearing demand accounts were 24.0% of total deposits and our interest-bearing deposits accounted for the remaining 76.0% of our deposits as of December 31, 2018.

We had brokered deposits of $164.3 million, or 11.1% of total deposits, at December 31, 2020 compared to no brokered deposits at December 31, 2019 and $53.5 million, or 4.3% of total deposits, at December 31, 2018. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support  our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$394,338	—%	$297,174	—%	$284,702	—%
Interest-bearing demand deposits	48,702	0.20	33,873	0.20	40,133	0.19
Savings and money market deposits	250,605	0.71	151,308	1.87	80,298	0.93
Brokered money market deposits	17,936	0.12	—	—	—	—
Time deposits	596,325	1.51	782,169	2.33	663,654	1.76
Brokered time deposits	—	—	34,129	2.39	90,602	1.68
Total interest-bearing deposits	913,568	1.20	1,001,479	2.19	874,687	1.60
Total deposits	$1,307,906	0.83%	$1,298,653	1.69%	$1,159,389	1.21%

The following table sets forth the scheduled maturities of time deposits of $250,000 or greater as of December 31, 2020:

(Dollars in thousands)	December 31, 2020
Remaining maturity:
Three months or less	$29,629
Over three through six months	46,553
Over six through twelve months	31,195
Over twelve months	3,748
Total time deposits $250,000 or greater	$111,125

Borrowed Funds

Other than deposits, the Company utilizes FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential and commercial real estate loans. At December 31, 2020 and 2019, we had $110.0 and $60.0 million, respectively, of outstanding advances from the FHLB.

The following table provides information related to our FHLB Advances for the periods indicated:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Maximum amount outstanding at any month-end during the period	$110,000	$60,000	$135,000
Balance outstanding at end of period	110,000	60,000	—
Average outstanding balance during the period	82,500	28,333	32,500
Weighted average interest rate during the period	0.69%	0.95%	1.64%
Weighted average interest rate at end of period	0.58	0.75	—

In addition  to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at December 31, 2020 and 2019. We did not have any advances outstanding under these agreements for any of the periods presented. We also have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of December 31, 2020 and

2019. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2020 and 2019, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of December 31, 2020 and 2019. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2020 and 2019, we had $110.0 million and $60.0 million, respectively, of outstanding advances from the FHLB. Based on the values of commercial real estate and residential mortgage loans pledged as collateral, we had $412.8 million and $434.4 million of additional borrowing availability with the FHLB as of December 31, 2020 and 2019, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Bank’s capital ratios as of December 31, 2020 and 2019. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2020 and 2019. As of December 31, 2020, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2020 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

					To Be Well Capitalized
			Minimum Capital Required		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Consolidated	$245,128	20.86%	N/A	N/A	N/A	N/A
Bank	229,493	19.54%	123,314	10.50%	117,442	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	99,826	8.50%	93,954	8.00%
Common Tier 1 (CET1)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	82,209	7.00%	76,337	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	234,993	13.44%	N/A	N/A	N/A	N/A
Bank	219,357	12.55%	69,937	4.00%	87,421	5.00%
As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Consolidated	$215,377	22.01%	N/A	N/A	N/A	N/A
Bank	199,539	20.40%	102,705	10.50%	97,814	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	208,538	21.31%	N/A	N/A	N/A	N/A
Bank	192,700	19.70%	83,142	8.50%	78,251	8.00%
Common Tier 1 (CET1)
Consolidated	208,538	21.31%	N/A	N/A	N/A	N/A
Bank	192,700	19.70%	68,470	7.00%	63,579	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	208,538	12.70%	N/A	N/A	N/A	N/A
Bank	192,700	11.74%	65,655	4.00%	82,069	5.00%

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations as of December 31, 2020:

	Payments Due by Period at December 31, 2020
(Dollars in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$1,002,288	$—	$—	$—	$1,002,288
Time deposits	462,883	12,740	1,978	—	477,601
FHLB advances	30,000	—	—	80,000	110,000
Operating lease liabilities	1,587	3,377	3,139	2,807	10,910
Total contractual obligations	$1,496,758	$16,117	$5,117	$82,807	$1,600,799

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

The following table presents outstanding financial commitments whose contractual amount represents credit risks as of the dates indicated:

	December 31,
(Dollars in thousands)	2020	2019
Commitments to extend credit	$51,457	$64,243
Standby letters of credit	5,050	5,213
Total off-balance sheet commitments	$56,507	$69,456

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2020, 2019 and 2018 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Shock in basis points)	+200	-100	+200	-100
December 31, 2020	1.90%	0.50%	(2.00)%	(7.10)%
December 31, 2019	5.00%	(1.30)%	6.10%	(1.30)%
December 31, 2018	4.53%	(3.12)%	2.07%	(5.68)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
December 31, 2020	3.90%	4.20%	2.60%	(10.30)%
December 31, 2019	3.40%	4.20%	3.50%	(3.10)%
December 31, 2018	(2.70)%	(0.10)%	1.20%	(3.00)%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of MetroCity Bankshares, Inc.

Doraville, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetroCity Bankshares, Inc. and subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Atlanta, Georgia

March 15, 2021

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2020	2019

Assets:
Cash and due from banks	$140,744	$270,496
Federal funds sold	9,944	5,917
Cash and cash equivalents	150,688	276,413
Securities purchased under agreements to resell	—	15,000
Securities available for sale (at fair value)	18,117	15,695
Loans held for sale	—	85,793
Loans, less allowance for loan losses of $10,135 and $6,839, respectively	1,620,209	1,154,323
Accrued interest receivable	10,671	5,101
Federal Home Loan Bank stock	6,147	3,842
Premises and equipment, net	13,854	14,460
Operating lease right-of-use asset	10,348	11,957
Foreclosed real estate, net	3,844	423
SBA and USDA servicing asset, net	9,643	8,188
Mortgage servicing asset, net	12,991	18,068
Bank owned life insurance	35,806	20,219
Other assets	5,171	2,376
Total assets	$1,897,489	$1,631,858

Liabilities:
Deposits:
Non interest-bearing demand	$462,909	$292,008
Interest-bearing	1,016,980	1,015,369
Total deposits	1,479,889	1,307,377

Federal Home Loan Bank advances	110,000	60,000
Other borrowings	483	3,129
Operating lease liability	10,910	12,476
Accrued interest payable	222	890
Other liabilities	51,154	31,262
Total liabilities	1,652,658	1,415,134

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,674,573 and 25,529,891 shares issued and outstanding	257	255
Additional paid-in capital	55,674	53,854
Retained earnings	188,705	162,616
Accumulated other comprehensive income (loss)	195	(1)
Total shareholders' equity	244,831	216,724
Total liabilities and shareholders' equity	$1,897,489	$1,631,858

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest and dividend income:
Loans, including fees	$75,872	$79,338	$70,246
Other investment income	1,429	3,294	2,169
Federal funds sold	308	581	464
Total interest income	77,609	83,213	72,879

Interest expense:
Deposits	10,918	21,951	14,011
FHLB advances and other borrowings	571	287	664
Total interest expense	11,489	22,238	14,675

Net interest income	66,120	60,975	58,204

Provision for loan losses	3,467	—	1,237

Net interest income after provision for loan losses	62,653	60,975	56,967

Noninterest income:
Service charges on deposit accounts	1,312	1,462	1,386
Other service charges, commissions and fees	8,545	10,121	10,107
Gain on sale of residential mortgage loans	2,529	9,141	5,679
Mortgage servicing income, net	1,308	9,294	11,994
Gain on sale of SBA loans	6,467	5,444	4,616
SBA servicing income, net	6,130	3,745	3,119
Other income	920	689	745
Total noninterest income	27,211	39,896	37,646

Noninterest expense:
Salaries and employee benefits	25,500	24,923	23,569
Occupancy and equipment	5,083	4,749	4,086
Data processing	1,078	1,029	842
Advertising	566	649	613
Other expenses	8,873	8,653	9,502
Total noninterest expense	41,100	40,003	38,612

Income before provision for income taxes	48,764	60,868	56,001
Provision for income taxes	12,370	16,150	14,667
Net income	$36,394	$44,718	$41,334

Earnings per share:
Basic	$1.42	$1.82	$1.71
Diluted	$1.41	$1.81	$1.69

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018

Net income	$36,394	$44,718	$41,334

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale arising during the period	263	148	(46)
Tax effect	(67)	(45)	(3)

Other comprehensive income (loss)	196	103	(49)

Comprehensive income	$36,590	$44,821	$41,285

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2018	24,074,882	$240	$38,418	$96,525	$(68)	$135,115
Net income	—	—	—	41,334	—	41,334
Stock based compensation expense	—	—	1,499	—	—	1,499
Vesting of restricted stock	183,180	2	(2)	—	—	—
Impact of adoption of new accounting standard(1)	—	—	—	(13)	13	—
Other comprehensive loss	—	—	—	—	(49)	(49)
Dividends declared on common stock ($0.38 per share)	—	—	—	(9,291)	—	(9,291)
Balance, December 31, 2018	24,258,062	$242	$39,915	$128,555	$(104)	$168,608
Net income	—	—	—	44,718	—	44,718
Stock based compensation expense	—	—	1,526	—	—	1,526
Vesting of restricted stock	157,316	2	(2)	—	—	—
Repurchase and retirement of common stock	(110,000)	(1)	(1,484)	—	—	(1,485)
Issuance of common stock through IPO, net of exepnses of $1.6 million	1,224,513	12	13,899	—	—	13,911
Impact of adoption of new accounting standard(2)	—	—	—	(255)	—	(255)
Other comprehensive income	—	—	—	—	103	103
Dividends declared on common stock ($0.42 per share)	—	—	—	(10,402)	—	(10,402)
Balance, December 31, 2019	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	36,394	—	36,394
Stock based compensation expense	—	—	1,822	—	—	1,822
Vesting of restricted stock	144,682	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	196	196
Dividends declared on common stock ($0.40 per share)	—	—	—	(10,305)	—	(10,305)
Balance, December 31, 2020	25,674,573	$257	$55,674	$188,705	$195	$244,831

(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2018-02: Income Statement - Reporting Comprehensive Income (Topic 220)
(2)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-02: Leases

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Cash flow from operating activities:
Net income	$36,394	$44,718	$41,334
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation, amortization and accretion	2,929	2,718	899
Provision for loan losses	3,467	—	1,237
Stock based compensation expense	1,822	1,526	1,499
Gain on sale of foreclosed real estate	(99)	—	(36)
Writedown of foreclosed real estate	141	—	—
Deferred income tax (benefit) expense	(1,950)	1,088	355
Origination of residential real estate loans held for sale	(6,992)	(549,185)	(716,140)
Proceeds from sales of residential real estate loans	95,314	529,398	541,690
Gain on sale of residential mortgages	(2,529)	(9,141)	(5,679)
Origination of SBA loans held for sale	(137,374)	(121,347)	(121,009)
Proceeds from sales of SBA loans held for sale	143,841	126,791	97,957
Gain on sale of SBA loans	(6,467)	(5,444)	(4,616)
Increase in cash value of bank owned life insurance	(587)	(470)	(478)
Increase in accrued interest receivable	(5,570)	(144)	(201)
(Increase) decrease in SBA servicing rights	(1,455)	258	920
Decrease (increase) in mortgage servicing rights	5,077	(3,134)	(8,091)
(Increase) decrease in other assets	(2,861)	480	2,644
(Decrease) increase in accrued interest payable	(668)	(361)	850
Increase in other liabilities	20,125	14,448	5,874
Net cash flow provided (used) by operating activities	142,558	32,199	(160,991)

Cash flow from investing activities:
Redemption of securities under resell agreements	15,000	—	—
Purchases of securities available for sale	(5,952)	—	—
Proceeds from maturities, calls or paydowns of securities available for sale	3,746	3,304	2,075
(Purchase) redemption of Federal Home Loan Bank stock	(2,305)	(2,679)	4,929
(Increase) decrease in loans, net	(474,275)	(17,816)	104,354
Purchases of premises and equipment	(537)	(1,098)	(2,855)
Proceeds from sales of foreclosed real estate owned	1,459	—	907
Purchase of bank owned life insurance	(15,000)	—	—
Net cash flow (used) provided by investing activities	(477,864)	(18,289)	109,410

Cash flow from financing activities:
Increase in deposits, net	172,512	63,145	224,248
Proceeds (repayments) from Federal Home Loan Bank advances	50,000	60,000	(120,000)
Decrease in other borrowings, net	(2,646)	(1,128)	(782)
Issuance of common stock, net of expenses	—	13,911	—
Repurchase of common stock	—	(1,485)	—
Dividends paid on common stock	(10,285)	(10,367)	(9,291)
Net cash flow provided by financing activities	209,581	124,076	94,175

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018

Net change in cash and cash equivalents	(125,725)	137,986	42,594
Cash and cash equivalents at beginning of period	276,413	138,427	95,833

Cash and cash equivalents at end of period	$150,688	$276,413	$138,427

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$4,922	$423	$261

Initial recognition of operating lease right-of-use assets	$131	$13,610	$—

Initial recognition of operating lease liabilities	$131	$14,011	$—

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$12,157	$22,599	$13,825

Income taxes	$14,771	$12,490	$10,400

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These amounts were $0 and $16.4 million as of December 31, 2020 and 2019, respectively and are included in Cash and Due from Banks.

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

Investment Securities

Debt securities that management has the intent and ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, including equity securities with readily, determinable fair values, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of the related tax effect. There were no held to maturity or trading securities at December 31, 2020 and 2019.

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

Stock Based Compensation Plan

The Company follows Financial Accounting Standards Board (FASB) ASC 718, Compensation - Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized as compensation expense in the financial statements based on fair value. FASB ASC 718 requires recognition of expense equal to the fair value of the option or restricted stock share, determined using the calculated value method, over the vesting period of the option. As of December 31, 2020, there was $238,000 of unrecognized compensation cost related to stock options and $1.4 million of unrecognized compensation cost for restricted stock outstanding. The compensation cost for stock options and restricted stock recognized in net income was $1.8 million and $1.5 million for the years ended December 31, 2020 and 2019, respectively.

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

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2020 and 2019. Further, all years subsequent to 2017 remain subject to evaluation.

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

Operating, Accounting and Reporting Considerations Related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including the Company’s market areas. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted; however, we plan to adopt ASU 2016-13 on January 1, 2023. The Company has selected a software solution supported by a third-party vendor to be used in developing an expected credit loss model compliant with ASU 2016-13. We will continue to evaluate the impact of this new accounting standard through its effective date..

The Company has further evaluated other Accounting Standards Updates issued during 2020 but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,182	247	—	7,429
Mortgage-backed GSE residential	1,368	14	—	1,382
Total	$17,856	$261	$—	$18,117

	December 31, 2019
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,246	33	—	1,279
Mortgage-backed GSE residential	2,015	—	(35)	1,980
Total	$15,697	$33	$(35)	$15,695

The amortized costs and estimated fair values of investment securities available for sale at December 31, 2020, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$265	$265
Due after one year but less than five years	10,290	10,320
Due after five years but less than ten years	5,933	6,150
Due in more than ten years	—	—
Mortgage-backed GSE residential	1,368	1,382
Total	$17,856	$18,117

There were no securities pledged as of December 31, 2020 and 2019 to secure public deposits and repurchase agreements. There were no securities sold during 2020, 2019 and 2018.

There were no securities in a gross unrealized loss position at December 31, 2020. Information pertaining to securities with gross unrealized losses at December 31, 2019 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

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

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31, 2020 and 2019 are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Construction and development	$45,653	$31,739
Commercial real estate	477,419	424,950
Commercial and industrial	137,239	53,105
Residential real estate	974,445	651,645
Consumer and other	183	1,768
Total loans receivable	1,634,939	1,163,207
Unearned income	(4,595)	(2,045)
Allowance for loan losses	(10,135)	(6,839)
Loans, net	$1,620,209	$1,154,323

Included in the commercial and industrial loans are PPP loans totaling $92.4 million as of December 31, 2020.

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

A summary of changes in the allowance for loan losses by portfolio segment for years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	(109)	(51)	—	(97)	—	(257)
Recoveries	—	10	25	—	51	—	86
Provision	47	2,940	16	893	(37)	(392)	3,467
Ending balance	$178	$5,161	$438	$4,350	$8	$—	$10,135

	Year Ended December 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Charge-offs	—	(237)	(14)	—	(525)	—	(776)
Recoveries	—	752	—	—	218	—	970
Provision	(104)	(796)	82	415	11	392	—
Ending balance	$131	$2,320	$448	$3,457	$91	$392	$6,839

	Year Ended December 31, 2018
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$127	$2,135	$261	$3,048	$1,170	$184	$6,925
Charge-offs	—	(88)	(39)	—	(1,939)	—	(2,066)
Recoveries	—	22	—	—	527	—	549
Provision	108	532	158	(6)	629	(184)	1,237
Ending balance	$235	$2,601	$380	$3,042	$387	$—	$6,645

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of December 31, 2020 and 2019.

	December 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$444	$56	$—	$—	$—	$500
Collectively evaluated for impairment	178	4,717	382	4,350	—	—	9,627
Acquired with deteriorated credit quality	—	—	—	—	8	—	8
Total ending allowance balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Loans:
Individually evaluated for impairment	$—	$6,245	$322	$7,309	$—	$—	$13,876
Collectively evaluated for impairment	45,497	469,322	134,330	967,136	141	—	1,616,426
Acquired with deteriorated credit quality	—	—	—	—	42	—	42
Total ending loans balance	$45,497	$475,567	$134,652	$974,445	$183	$—	$1,630,344

	December 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$716	$30	$—	$—	$—	$746
Collectively evaluated for impairment	131	1,604	418	3,457	9	392	6,011
Acquired with deteriorated credit quality	—	—	—	—	82	—	82
Total ending allowance balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Loans:
Individually evaluated for impairment	$1,360	$7,527	$957	$7,936	$—	$—	$17,780
Collectively evaluated for impairment	30,076	415,773	52,056	643,709	958	—	1,142,572
Acquired with deteriorated credit quality	—	—	—	—	810	—	810
Total ending loans balance	$31,436	$423,300	$53,013	$651,645	$1,768	$—	$1,161,162

Impaired loans as of December 31, 2020 and 2019, by portfolio segment, are as follows:

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,245	3,768	2,505	6,273	444
Commercial and industrial	322	232	94	326	56
Residential real estate	7,309	7,309	—	7,309	—
Total	$13,876	$11,309	$2,599	$13,908	$500

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2019	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$1,360	$1,360	$—	$1,360	$—
Commercial real estate	7,527	4,716	2,882	7,598	716
Commercial and industrial	957	925	39	964	30
Residential real estate	7,936	7,936	—	7,936	—
Total	$17,780	$14,937	$2,921	$17,858	$746

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the years ended December 31, 2020, 2019 and 2018, by portfolio segment, are summarized in the tables below.

	Years Ended December 31,
	2020		2019		2018
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Construction and development	$105	$—	$1,360	$6	$1,922	$68
Commercial real estate	8,325	390	8,057	629	7,474	653
Commercial and industrial	427	29	966	33	1,165	25
Residential real estate	7,272	150	6,278	104	1,705	99
Total	$16,129	$569	$16,661	$772	$12,266	$845

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of December 31, 2020 and 2019:

			Accruing	Total		Total
(Dollars in thousands)		30-89 Days	Greater than	Accruing		Financing
December 31, 2020	Current	Past Due	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$45,497	$—	$—	$—	$—	$45,497
Commercial real estate	472,707	—	—	—	2,860	475,567
Commercial and industrial	134,463	155	—	155	34	134,652
Residential real estate	946,144	20,992	—	20,992	7,309	974,445
Consumer and other	183	—	—	—	—	183
Total	$1,598,994	$21,147	$—	$21,147	$10,203	$1,630,344

			Accruing	Total		Total
(Dollars in thousands)		30-89 Days	Greater than	Accruing		Financing
December 31, 2019	Current	Past Due	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$30,076	$—	$—	$—	$1,360	$31,436
Commercial real estate	419,406	973	—	973	2,921	423,300
Commercial and industrial	52,936	58	—	58	19	53,013
Residential real estate	625,222	18,487	—	18,487	7,936	651,645
Consumer and other	1,768	—	—	—	—	1,768
Total	$1,129,408	$19,518	$—	$19,518	$12,236	$1,161,162

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in these categories have low to average risk.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but does possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current sound worth and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that there continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2020	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$45,497	$469,968	$133,852	$967,136	$183	$1,616,636
Special Mention	—	—	—	—	—	—
Substandard	—	5,599	800	7,309	—	13,708
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$45,497	$475,567	$134,652	$974,445	$183	$1,630,344

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2019	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$30,076	$416,183	$52,033	$641,544	$1,768	$1,141,604
Special Mention	—	800	—	—	—	800
Substandard	1,360	6,317	980	10,101	—	18,758
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$31,436	$423,300	$53,013	$651,645	$1,768	$1,161,162

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Loans are recorded under the scope of ASC 310-30 when it is deemed probable at acquisition that all contractually required payments will not be collected.

Loans within the scope of ASC 310-30 are initially recorded at fair value and are evaluated for impairment on an ongoing basis. As of December 31, 2020 and 2019, the Company had auto loan pools included within the consumer segment of loans outstanding that are accounted for under ASC 310-30 with a carrying value of $42,000 and $810,000, respectively. At December 31, 2020 and 2019, there was no remaining accretable yield for these loans. At December 31, 2020 and 2019, the allowance for loan losses allocated on these loans was $8,000 and $82,000, respectively, as these loans are collectively evaluated for impairment. Interest income recognized on these loans was $53,000, $118,000 and $509,000 for the year ended December 31, 2020, 2019 and 2018, respectively.

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

TDRs as of December 31, 2020 and 2019 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
December 31, 2020	Accruing	Nonaccrual	Total
Commercial real estate	$2,870	$479	$3,349
Commercial and industrial	21	1	22
Total	$2,891	$480	$3,371

(Dollars in thousands)
December 31, 2019	Accruing	Nonaccrual	Total
Commercial real estate	$2,437	$482	$2,919
Commercial and industrial	22	5	27
Total	$2,459	$487	$2,946

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a specific reserve of $296,000 and $344,000, as of December 31, 2020 and 2019, respectively, and recognized no partial charge offs on the TDR loans presented above during the years ended December 31, 2020 and 2019. TDR commercial real estate loans totaling $482,000 defaulted during the year ended December 31, 2019. These defaults did not have a material impact on the Company’s allowance for loan loss. There were no TDRs which defaulted during the year ended December 31, 2020.

During year ended December 31, 2020, we modified one commercial real estate loan as a troubled debt restructuring. The total recorded investment in this modified loan was $493,000 as of December 31, 2020. During the year ended December 31, 2019, we modified one commercial and industrial loan as a troubled debt restructuring. The total recorded investment in this modified loan as of December 31, 2019 was $25,000. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At December 31, 2020 and 2019, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	December 31,	December 31,
Type of Concession	2020	2019
Deferral of payments	$505	$22
Extension of maturity date	2,866	2,924
Total TDR loans	$3,371	$2,946

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	5	$3,364	4	$2,923
Commercial and industrial	2	23	2	31
Total	7	$3,387	6	$2,954

Modifications in Response to COVID-19

Certain borrowers are currently unable to meet their contractual payment obligations because of the adverse effects of COVID-19. To help mitigate these effects, loan customers may apply for a deferral of payments, or portions thereof, for up to three months. In the absence of other intervening factors, such short-term modifications made on a good faith basis are not categorized as troubled debt restructurings, nor are loans granted payment deferrals related to COVID-19 reported as past due or placed on nonaccrual status (provided the loans were not past due or on nonaccrual status prior to the deferral). See Note 1 - Significant Accounting Policies for more information.

As of December 31, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $42.0 million and $9.8 million, respectively, that had been approved for a third round of payment deferrals. The Small Business Administration (“SBA”) made debt relief payments for the principal, interest and fee payments of all our SBA loan customers for six months through the end of September 2020. As of December 31, 2020 and following the expiration of the SBA debt relief payments, we had approved three month payment deferrals for SBA loans with outstanding gross loan balance totaling $25.5 million ($6.4 million unguaranteed book balance).

As of December 31, 2020, there were no deferred loans that were delinquent or on nonaccrual status and none were risk rated “special mention” or worse.  The Company evaluates its deferred loans after the initial deferral period and will either return to the original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.

Related Party Loans:

The Company conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2020 or 2019.

The following table summarizes aggregate loan transactions with related parties for the years ended December 31, 2020 and 2019:

	December 31,
(Dollars in thousands)	2020	2019
Beginning balance	$6,382	$5,540
New loans and principal advances	2,902	1,925
Repayments	(643)	(1,083)
Transactions due to changes in related parties	—	—
Ending balance	$8,641	$6,382

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Land	$2,604	$2,604
Building	7,703	7,698
Leasehold improvements	3,963	3,944
Furniture, fixtures and equipment	3,743	3,589
Computer equipment	1,707	1,553
Computer software	714	563
Construction in process	102	53
Premises and equipment, gross	20,536	20,004
Accumulated depreciation	(6,682)	(5,544)
Premises and equipment, net	$13,854	$14,460

Depreciation expense for premises and equipment totaled $1.1 million, $1.0 million and $848,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The components of lease cost for the year ended December 31, 2020 and 2019 were as follows:

	Year Ended
(Dollars in thousands)	December 31, 2020	December 31, 2019
Operating lease cost	$2,197	$2,169
Variable lease cost	190	190
Short-term lease cost	—	—
Sublease income	—	—
Total net lease cost	$2,387	$2,359

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Year Ended :	Lease Liability
December 31, 2021	$1,902
December 31, 2022	1,927
December 31, 2023	1,928
December 31, 2024	1,817
December 31, 2025	1,595
After December 31, 2025	2,912
Total lease payments	12,081
Less: interest discount	(1,171)
Present value of lease liabilities	$10,910

(Dollars in thousands)
Supplemental Lease Information	December 31, 2020
Weighted-average remaining lease term (years)	6.5
Weighted-average discount rate	3.14%

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$2,054	$1,964
Operating cash flows from operating leases (lease liability reduction)	$1,689	$1,555
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$131	$13,610

The Company signed an agreement to lease space in Norcross, Georgia with an entity in which the Chairman of the Company serves as a managing member. The lease is a ten year non-cancellable lease which expires in October 2023. During the years ended December 31, 2020, 2019 and 2018, $148,000, $140,000 and $142,000, respectively, in rents were paid under this lease. Management believes the terms of this lease are no less favorable to the Company than would have been achieved with an unaffiliated third party.

NOTE 6 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of December 31, 2020 and 2019, the unpaid principal balances of serviced loans totaled $507.4 million and $441.6 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2020	2019	2018
Beginning of period	$8,162	$8,419	$9,329
Change in fair value	1,326	(257)	(910)
End of period, fair value	$9,488	$8,162	$8,419

Fair value at December 31, 2020 and 2019 was determined using discount rates ranging from 4.67% to 10.89% and 5.80% to 12.06%, and prepayment speeds ranging from 14.04% to 17.71% and 10.82% to 16.54%, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $155,000 and $26,000 at December 31, 2020 and 2019, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at December 31, 2020 and 2019 was $961.7 million and $1.17 billion, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	Years Ended December 31,
Mortgage loan servicing rights:	2020	2019	2018
Beginning of period	$18,068	$14,934	$6,843
Additions	984	6,921	10,253
Amortization expense	(5,420)	(3,787)	(2,162)
Valuation allowance	(641)	—	—
End of period, carrying value	$12,991	$18,068	$14,934

(Dollars in thousands)	Years Ended December 31,
Valuation allowance:	2020	2019	2018
Beginning balance	$—	$—	$—
Additions expensed	641	—	—
Reductions credited to operations	—	—	—
Direct write-downs	—	—	—
Ending balance	$641	$—	$—

The fair value of servicing rights was $13.1 million and $19.0 million at December 31, 2020 and 2019, respectively. Fair value at December 31, 2020 was determined by using a discount rate of 14%, prepayment speeds of 20.7%, and a weighted average default rate of 1.16%. Fair value at December 31, 2019 was determined by using a discount rate of 14%, prepayment speeds of 16%, and a weighted average default rate of 0.98%.

NOTE 8 – DEPOSITS

Deposit account balances as of December 31, 2020 and 2019 are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Noninterest-bearing demand deposits	$462,909	$292,008
NOW accounts and savings	84,386	54,550
Money market	290,679	179,159
Brokered money market	164,314	—
Time deposits less than $250,000	366,476	582,964
Time deposits $250,000 or greater	111,125	198,696
Total deposits	$1,479,889	$1,307,377

Maturities of time deposits at December 31, 2020 are summarized as follows:

(Dollars in thousands)
Year Ended December 31,
2021	$462,883
2022	11,362
2023	1,378
2024	1,656
2025	322
Total time deposits	$477,601

At December 31, 2020 and 2019, overdraft demand deposits reclassified to loans totaled $111,000 and $355,000, respectively.

The Company held related party deposits of approximately $4.8 million and $5.0 million at December 31, 2020 and 2019, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at December 31, 2020 and 2019 are summarized as follows:

	December 31,
(Dollars in thousands)	2020	2019
Convertible advance with Bermudan option maturing August 6, 2029; fixed rate of 0.85%	$20,000	$20,000
Convertible advances with Bermudan option maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance with Bermudan option maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance with Bermudan option maturing February 1, 2030; fixed rate of 0.59%	20,000	—
Fixed rate advance maturing January 22, 2021; fixed rate of 0.22%	30,000	—
Total FHLB advances	$110,000	$60,000

At December 31, 2020 and 2019, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $522.8 million and $494.3 million at December 31, 2020 and 2019, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged commercial and residential real estate loans, which totaled $954.1 million and $716.9 million at December 31, 2020 and 2019, respectively.

As of December 31, 2020 and 2019, the Company had unsecured federal funds lines available with various financial institutions of approximately $47.5 million. These lines have various terms, rates and maturities. There were no advances outstanding on these lines at December 31, 2020 or 2019.

As of December 31, 2020 and 2019, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million, with no amounts outstanding at either date. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $37.8 million and $27.3 million as of December 31, 2020 and 2019, respectively.

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

The sold portion of SBA loans that satisfies at least one of the above provisions are considered secured borrowings and are included in other borrowings. Secured borrowings at December 31, 2020 and 2019 were $483,000 and $3.1 million, respectively.

NOTE 10 – INCOME TAXES

The components of income tax expense for the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Current tax provision:
Federal	$11,684	$11,028	$12,210
State	2,636	4,034	2,102
Total current tax provision	14,320	15,062	14,312
Deferred tax provision:
Federal	(1,421)	793	308
State	(529)	295	47
Total deferred tax (benefit) provision	(1,950)	1,088	355
Total provision for income taxes	$12,370	$16,150	$14,667

The following table presents a reconciliation of the recorded provision for income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Years Ended December 31,
	2020		2019		2018
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$10,240	21.0%	$12,782	21.0%	$11,775	21.0%
Differences resulting from:
State income taxes, net of federal benefit	1,665	3.4	3,420	5.6	1,660	3.0
Permanent book to tax differences	342	0.7	(135)	(0.2)	—	—
Other items, net	123	0.3	83	0.1	1,232	2.2
Provision for income taxes	$12,370	25.4%	$16,150	26.5%	$14,667	26.2%

At December 31, 2020 and 2019, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$2,849	$1,919
Nonaccrual interest	159	221
Deferred loan fees	578	119
Lease liabilities under operating leases	3,066	3,501
Unrealized losses on securities available for sale	—	1
Other	440	277
Total gross deferred tax assets	7,092	6,038
Deferred tax liabilities:
Deferred mortgage servicing fees	(1,916)	(2,535)
Deferred SBA servicing fees	(2,666)	(2,206)
Premises and equipment	(532)	(599)
Right-of-use assets under operating leases	(2,908)	(3,355)
Unrealized gains on securities available for sale	(75)	—
Other	(28)	(254)
Total gross deferred tax liabilities	(8,125)	(8,949)
Net deferred tax liabilities	$(1,033)	$(2,911)

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law. The CARES Act includes several significant business tax provisions that, among other things, temporarily repealed the taxable income limitation for certain net operating losses (NOL) and allows businesses to carry back NOLs arising in 2018, 2019, and 2020 tax years to the five prior tax years, accelerate refunds of previously generated corporate Alternative Minimum Tax (AMT) credits, and adjusts the business interest expense limitation under section 163(j) from 30% to 50% of Adjusted Taxable Income (ATI) for 2019 and 2020 tax years.

For the year ended December 31, 2020, the Company’s income tax provision is impacted by the CARES Act and therefore, the applicable items have been taken into account, including the permitted delay in deposit of payroll taxes.  There is no impact to the Company’s income tax provision for the year ended December 31, 2019.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  Management believes no valuation allowance is necessary against deferred tax assets as of December 31, 2020.

For the years ended December 31, 2020 and 2019, management believes there are no material amounts of uncertain tax position. Additionally, there were no amounts of interest and penalties recognized in the consolidated balance sheets as of December 31, 2020 or 2019 or on the consolidated statements of income for the years ended December 31, 2020, 2019 or 2018. The Company and its subsidiary are subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2017.

NOTE 11 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At December 31, 2020, 240,000 stock options had been granted and 194,183 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

The fair value of stock options issued during 2018 was determined at their grant date using a Black-Scholes valuation model that utilized the following variables: expected volatility of 21.3%, an expected term of 6.5 years, a 3.0% dividend yield, and risk free rate of 2.9%. The weighted average fair value of each option granted during 2018 was $11.90. The Company did not grant any stock options during the years ended December 31, 2020 and 2019.

A summary of stock option activity for the years ended December 31, 2020, 2019 and 2018 is presented below:

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2018	—	$—
Granted	240,000	12.70
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2018	240,000	$12.70	2.50	$912
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2019	240,000	$12.70	1.50	$1,154
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	240,000	$12.70	0.50	$413

During the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense for stock options of $476,000, $476,000 and $238,000, respectively. As of December 31, 2020 and 2019 there was $238,000 and $714,000 of total unrecognized compensation cost related to options granted under the Plan. As of December 31, 2020, the cost is expected to be recognized over a weighted-average period of 0.5 years.

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

A summary of restricted stock activity for the years ended December 31, 2020, 2019 and 2018 is presented below:

	Years Ended December 31,
	2020		2019		2018
		Weighted		Weighted		Weighted
		Average Grant-		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested shares at beginning of year	169,204	$9.35	278,202	$7.07	280,310	$4.39
Granted	145,459	11.56	48,724	13.75	181,072	9.85
Vested	(144,682)	9.03	(157,316)	6.68	(183,180)	5.72
Forfeited	(202)	9.85	(406)	9.85	—	—
Nonvested shares at end of year	169,779	$11.52	169,204	$9.35	278,202	$7.07

During the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense for restricted stock of $1.3 million, $1.0 million and $1.3 million, respectively. As of December 31, 2020 and 2019, there was $1.4 million and $1.1 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of December 31, 2020, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years. The grant date fair value of shares vested during the years ended December 31, 2020 and 2019 was $1.3 million and $1.1 million, respectively.

NOTE 12 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands except per share data)	2020	2019	2018
Basic earnings per share
Net Income	$36,394	$44,718	$41,334

Weighted average common shares outstanding	25,613,881	24,533,180	24,184,790

Basic earnings per common share	$1.42	$1.82	$1.71

Diluted earnings per share
Net Income	$36,394	$44,718	$41,334

Weighted average common shares outstanding for basic earnings per common share	25,613,881	24,533,180	24,184,790
Add: Dilutive effects of restricted stock and options	184,668	196,355	290,908

Average shares and dilutive potential common shares	25,798,549	24,729,535	24,475,698

Diluted earnings per common share	$1.41	$1.81	$1.69

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for 2020, 2019 and 2018.

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1.3% of total revenues in the years ended December 31, 2020, 2019 and 2018.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the years ended December 31, 2020, 2019 and 2018.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of and December 31, 2020 and 2019 include:

	December 31,
(Dollars in thousands)	2020	2019
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$51,457	$64,243
Standby letters of credit	$5,050	$5,213

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $51.5 million of unused lines of credit and $5.1 million to make loans as of December 31, 2020. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of December 31, 2020 and 2019 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	December 31, 2020
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,429	—	7,429	—
Mortgage-backed GSE residential	1,382	—	1,382	—
Total securities available for sale	18,117	—	8,811	9,306

SBA servicing asset	9,488	—	—	9,488
Interest only strip	155	—	—	155
	$27,760	$—	$8,811	$18,949
Nonrecurring fair value measurements:
Impaired loans	$2,523	$—	$—	$2,523	$324
Foreclosed real estate, net	282	—	—	282	(141)
	$2,805	$—	$—	$2,805	$183

	December 31, 2019
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,436	$—	$—	$12,436
States and political subdivisions	1,279	—	1,279	—
Mortgage-backed GSE residential	1,980	—	1,980	—
Total securities available for sale	15,695	—	3,259	12,436

SBA servicing asset	8,162	—	—	8,162
Interest only strip	26	—	—	26
	$23,883	$—	$3,259	$20,624
Nonrecurring fair value measurements:
Impaired loans	$4,523	$—	$—	$4,523	$338

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2020, 2019 and 2018:

	Obligations of	SBA
	U.S. Government	Servicing	Interest Only
(Dollars in thousands)	Entities and Agencies	Asset	Strip	Liabilities

Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total gain included in income	—	1,326	129	—
Settlements	—	—	—	—
Prepayments/paydowns	(3,130)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2020	$9,306	$9,488	$155	$—

Fair value, January 1, 2019	$15,183	$8,419	$27	$—
Total loss included in income	—	(257)	(1)	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,747)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2019	$12,436	$8,162	$26	$—

Fair value, January 1, 2018	$16,661	$9,329	$36	$—
Total loss included in income	—	(910)	(9)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,478)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2018	$15,183	$8,419	$27	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at December 31, 2020 and 2019:

	Valuation	Unobservable	General
	Technique	Input	Range
December 31, 2020
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	14.04%-17.71%
		Discount rate	4.67%-10.89%
Nonrecurring:
Impaired loans	Appraisal value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraisal value less estimated selling costs	Estimated selling costs	6%

December 31, 2019
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	10.82%-16.54%
		Discount rate	5.80%-12.06%
Nonrecurring:
Impaired Loans	Appraisal value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019 are as follows:

	Carrying	Estimated Fair Value at December 31, 2020
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$150,688	$—	$150,688	$—	$150,688
Investment securities	18,117	—	8,811	9,306	18,117
FHLB stock	6,147	—	—	—	N/A
Loans, net	1,620,209	—	—	1,665,413	1,665,413
Accrued interest receivable	10,671	—	—	10,671	10,671
SBA servicing assets	9,488	—	—	9,488	9,488
Interest only strips	155	—	—	155	155
Mortgage servicing assets	12,991	—	—	13,069	13,069
Financial Liabilities:
Deposits	1,479,889	—	1,480,777	—	1,480,777
Federal Home Loan Bank advances	110,000	—	110,000	—	110,000
Other borrowings	483	—	483	—	483
Accrued interest payable	222	—	222	—	222

	Carrying	Estimated Fair Value at December 31, 2019
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$276,413	$—	$276,413	$—	$276,413
Securities purchased under agreements to resell	15,000	—	15,000	—	15,000
Investment securities	15,695	—	3,259	12,436	15,695
FHLB stock	3,842	—	—	—	N/A
Loans, net	1,154,323	—	—	1,169,214	1,169,214
Loans held for sale	85,793	—	88,178	—	88,178
Accrued interest receivable	5,101	—	—	5,101	5,101
SBA servicing asset	8,162	—	—	8,162	8,162
Interest only strips	26	—	—	26	26
Mortgage servicing assets	18,068	—	—	19,035	19,035
Financial Liabilities:
Deposits	1,307,377	—	1,308,946	—	1,308,946
Federal Home Loan Bank advances	60,000	—	60,000	—	60,000
Other borrowings	3,129		3,129	—	3,129
Accrued interest payable	890	—	890	—	890

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of December 31, 2020, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2020 and 2019, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts (in thousands) and ratios of the Company and Bank are presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Consolidated	$245,128	20.86%	N/A	N/A	N/A	N/A
Bank	229,493	19.54%	123,314	10.5%	117,442	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	99,826	8.5%	93,954	8.0%
Common Tier 1 (CET1)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	82,209	7.0%	76,337	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	234,993	13.44%	N/A	N/A	N/A	N/A
Bank	219,357	12.55%	69,937	4.0%	87,421	5.0%
As of December 31, 2019
Total Capital (to Risk Weighted Assets)
Consolidated	$215,377	22.01%	N/A	N/A	N/A	N/A
Bank	199,539	20.40%	102,705	10.5%	97,814	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	208,538	21.31%	N/A	N/A	N/A	N/A
Bank	192,700	19.70%	83,142	8.5%	78,251	8.0%
Common Tier 1 (CET1)
Consolidated	208,538	21.31%	N/A	N/A	N/A	N/A
Bank	192,700	19.70%	68,470	7.0%	63,579	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	208,538	12.70%	N/A	N/A	N/A	N/A
Bank	192,700	11.74%	65,655	4.0%	82,069	5.0%

The sole source of funds available to pay stockholder dividends is from the Company’s earnings. Bank regulatory authorities impose restrictions on the amount of dividends that may be declared by the Company. Further restrictions could result from a review by regulatory authorities of the Company’s capital adequacy. For the years ended December 31, 2020, 2019 and 2018, $10.3 million, $10.4 million and $9.3 million in common dividends were declared and paid, respectively. During 2020, the Bank could, without prior approval, declare dividends of approximately $18.2 million.

NOTE 17 – OTHER EXPENSES

Significant components of other expenses for the years ended December 31, 2020, 2019, and 2018 are as follows:

	December 31,
(Dollars in thousands)	2020	2019	2018
Professional fees	$1,263	1,168	$1,029
Miscellaneous loan related	1,863	2,187	3,503
Bank security	1,037	1,283	1,003
Phone and data service	787	678	617
Director fees	383	366	333
Other	3,540	2,971	3,017
Total other expenses	$8,873	8,653	$9,502

NOTE 18 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Financial statements of MetroCity Bankshares, Inc. (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2020	2019
Assets:
Cash and due from banks*	$15,742	$15,991
Investment in bank subsidiary*	229,195	200,886
Other assets	380	367
Total assets	$245,317	$217,244

Liabilities:
Accrued expenses and other liabilities	$486	$520
Total liabilities	486	520
Shareholders' equity:
Preferred stock	—	—
Common stock	257	255
Additional paid-in-capital	55,674	53,854
Retained earnings	188,705	162,616
Accumulated other comprehensive income (loss)	195	(1)
Total shareholders' equity	244,831	216,724
Total liabilities shareholders' equity	$245,317	$217,244

*  Eliminated in consolidation

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Income:
Dividends receive from bank subsidiary*	$10,305	$10,402	$9,291
Interest income*	123	48	24
Total income	10,428	10,450	9,315
Expenses:
Other expense	379	174	96
Total expenses	379	174	96
Income before taxes and equity in undistributed income of subsidiary	10,049	10,276	9,219
Income tax benefit	54	26	29
Income before equity in undistributed income of subsidiary	10,103	10,302	9,248
Equity in undistributed income of subsidiary*	26,291	34,416	32,086
Net Income	$36,394	$44,718	$41,334

*  Eliminated in consolidation

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$36,394	$44,718	$41,334
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(26,291)	(34,416)	(32,086)
(Increase) decrease in other assets	(13)	938	(924)
(Decrease) increase in accrued expenses and other liabilities	(54)	92	42
Net cash provided by operating activities	10,036	11,332	8,366

Cash flows from operating activities:
Net cash (used) provided by investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock, net of expenses	—	13,911	—
Exercise of stock options	—	—	—
Repurchase of common stock	—	(1,485)	—
Dividends paid on common stock	(10,285)	(10,367)	(9,224)
Net cash (used) provided by financing activities	(10,285)	2,059	(9,224)
Net (decrease) increase in cash and cash equivalents	(249)	13,391	(858)
Cash and cash equivalents, beginning of year	15,991	2,600	3,458
Cash and cash equivalents, end of year	$15,742	$15,991	$2,600

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2019. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2020, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal  control over financial reporting. There has also been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Annual Report will be under the headings “Proposal 1—Election of Directors,” “Current Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this Annual Report will be under the headings “Executive Compensation and Other Matters” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2020 regarding stock-based compensation awards outstanding and available for future grants under the Company’s equity compensation plans.

	(A)	(B)	(C)
Number of
Securities Remaining
	Number of		Available for Future
	Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price	Compensation Plans
	of Outstanding	of Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (A))
Equity compensation plans approved by shareholders	240,000	$12.70	2,038,189
Equity compensation plans not approved by shareholders	—	—	—
Total	240,000	12.70	2,038,189

The remaining information required in Part III, Item 12 of this Annual Report will be under the heading “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 of this Annual Report will be under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in Part III, Item 14 of this Annual Report will be under the heading “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2021 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements (Part II - Item 8. Financial Statements and Supplementary Data):

(i)   Report of Independent Registered Public Accounting Firm

(ii)  Consolidated Balance Sheets at December 31, 2020 and 2019

(iii) Consolidated Statements of Income for the Years Ended December 31, 2020, 2019 and 2018

(iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018

(v)  Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2020, 2019 and 2018

(vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

(vii) Notes to the Consolidated Financial Statements

(2)	Financial Statement Schedules: All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(3)	Exhibits: Included in schedule below.
(b)	Exhibits:

Exhibit No.	Description of Exhibit

3.1

Restated Articles of Incorporation of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))

3.2	Amended and Restated Bylaws of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))
4.1	Description of Capital Stock of MetroCity Bankshares, Inc.
10.1

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Nack Paek (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*

10.2

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Farid Tan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*

10.3

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Howard Kim (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*

10.5	MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*
21.1	Subsidiaries of MetroCity Bankshares, Inc.
23.1	Consent of Crowe LLP
24.1	Power of Attorney contained on the signature pages of this 2020 Annual Report on Form 10-K and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: March 15, 2021	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 15, 2021	By:	/s/ Farid Tan
Farid Tan
President and Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby  constitutes and appoints Nack Y. Paek and Farid Tan, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Nack Y. Paek	Chairman; Chief Executive Officer	March 15, 2021
Nack Y. Paek	(principal executive officer)

/s/ Farid Tan	President; Chief Financial Officer	March 15, 2021
Farid Tan	(principal financial and accounting officer)

/s/ William J. Hungeling	Director	March 15, 2021
William J. Hungeling

/s/ Howard Hwasaeng Kim	Director	March 15, 2021
Howard Hwasaeng Kim

/s/ Francis Lai	Director	March 15, 2021
Francis Lai

/s/ Don Leung	Director	March 15, 2021
Don Leung

/s/ Feiying Lu	Director	March 15, 2021
Feiying Lu

/s/ Young Park	Director	March 15, 2021
Young Park

/s/ Ajit Patel	Director	March 15, 2021
Ajit Patel

/s/ Frank S. Rhee	Director	March 15, 2021
Frank S. Rhee

/s/ Sam Sang-Koo Shim	Director	March 15, 2021
Sam Sang-Koo Shim