Form 10-Q
period 2021-03-31
MetroCity Bankshares, Inc.
filed 2021-05-10
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _______

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of May 6, 2021, the registrant had 25,647,268 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

March 31, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets:
Cash and due from banks	$169,775	$140,744
Federal funds sold	4,444	9,944
Cash and cash equivalents	174,219	150,688
Securities available for sale (at fair value)	18,739	18,117
Loans, less allowance for loan losses of $11,735 and $10,135, respectively	1,855,050	1,620,209
Accrued interest receivable	10,515	10,671
Federal Home Loan Bank stock	3,951	6,147
Premises and equipment, net	13,663	13,854
Operating lease right-of-use asset	10,483	10,348
Foreclosed real estate, net	3,844	3,844
SBA servicing asset, net	10,535	9,643
Mortgage servicing asset, net	11,722	12,991
Bank owned life insurance	36,033	35,806
Other assets	5,606	5,171
Total assets	$2,154,360	$1,897,489

Liabilities:
Deposits:
Non-interest-bearing demand	$546,164	$462,909
Interest-bearing	1,199,756	1,016,980
Total deposits	1,745,920	1,479,889

Federal Home Loan Bank advances	80,000	110,000
Other borrowings	479	483
Operating lease liability	11,048	10,910
Accrued interest payable	206	222
Other liabilities	61,332	51,154
Total liabilities	$1,898,985	$1,652,658

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,674,573 shares issued and outstanding as of March 31, 2021 and December 31, 2020	257	257
Additional paid-in capital	55,977	55,674
Retained earnings	199,102	188,705
Accumulated other comprehensive income	39	195
Total shareholders' equity	255,375	244,831
Total liabilities and shareholders' equity	$2,154,360	$1,897,489

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Interest and dividend income:
Loans, including fees	$22,500	$19,508
Other investment income	170	882
Federal funds sold	2	166
Total interest income	22,672	20,556

Interest expense:
Deposits	992	4,514
FHLB advances and other borrowings	146	132
Total interest expense	1,138	4,646

Net interest income	21,534	15,910

Provision for loan losses	1,599	—

Net interest income after provision for loan losses	19,935	15,910

Noninterest income:
Service charges on deposit accounts	373	376
Other service charges, commissions and fees	3,398	2,256
Gain on sale of residential mortgage loans	—	2,529
Mortgage servicing income, net	166	372
Gain on sale of SBA loans	1,854	1,301
SBA servicing income, net	2,133	516
Other income	262	259
Total noninterest income	8,186	7,609

Noninterest expense:
Salaries and employee benefits	6,699	6,513
Occupancy and equipment	1,275	1,211
Data processing	308	277
Advertising	145	161
Other expenses	2,281	1,987
Total noninterest expense	10,708	10,149

Income before provision for income taxes	17,413	13,370
Provision for income taxes	4,432	3,554
Net income available to common shareholders	$12,981	$9,816

Earnings per share:
Basic	$0.51	$0.38
Diluted	$0.50	$0.38

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020

Net income	$12,981	$9,816

Other comprehensive loss:

Unrealized holding losses on securities available for sale arising during the period	(210)	(337)
Tax effect	54	70

Other comprehensive loss	(156)	(267)

Comprehensive income	$12,825	$9,549

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, January 1, 2021	25,674,573	$257	$55,674	$188,705	$195	$244,831
Net income	—	—	—	12,981	—	12,981
Stock based compensation expense	—	—	303	—	—	303
Other comprehensive loss	—	—	—	—	(156)	(156)
Dividends on common stock ($0.10 per share)	—	—	—	(2,584)	—	(2,584)
Balance, March 31, 2021	25,674,573	$257	$55,977	$199,102	$39	$255,375

Balance, January 1, 2020	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	9,816	—	9,816
Stock based compensation expense	—	—	288	—	—	288
Other comprehensive loss	—	—	—	—	(267)	(267)
Dividends on common stock ($0.11 per share)	—	—	—	(2,826)	—	(2,826)
Balance, March 31, 2020	25,529,891	$255	$54,142	$169,606	$(268)	$223,735

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net income	$12,981	$9,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	732	716
Provision for loan losses	1,599	—
Stock based compensation expense	303	288
Gain on sale of foreclosed real estate	—	(99)
Origination of residential real estate loans held for sale	—	(6,992)
Proceeds from sales of residential real estate loans	—	95,314
Gain on sale of residential mortgages	—	(2,529)
Origination of SBA loans held for sale	(22,949)	(30,609)
Proceeds from sales of SBA loans held for sale	24,803	31,910
Gain on sale of SBA loans	(1,854)	(1,301)
Increase in cash value of bank owned life insurance	(227)	(116)
Decrease (increase) in accrued interest receivable	156	(433)
(Increase) decrease in SBA servicing rights	(892)	590
Decrease in mortgage servicing rights	1,269	1,277
(Increase) decrease in other assets	(381)	29
Decrease in accrued interest payable	(16)	(130)
Increase in other liabilities	9,739	10,181
Net cash flow provided by operating activities	25,263	107,912

Cash flow from investing activities:
Purchases of securities under resell agreements	—	(25,000)
Purchases of securities available for sale	(1,034)	(3,718)
Proceeds from maturities, calls or paydowns of securities available for sale	185	885
Redemption (purchase) of Federal Home Loan Bank stock	2,196	(1,031)
Increase in loans, net	(236,440)	(101,781)
Purchases of premises and equipment	(99)	(166)
Proceeds from sales of foreclosed real estate owned	—	1,459
Net cash flow used by investing activities	(235,192)	(129,352)

Cash flow from financing activities:
Dividends paid on common stock	(2,567)	(2,807)
Increase (decrease) in deposits, net	266,031	(64,496)
Decrease in other borrowings, net	(4)	(32)
Proceeds from Federal Home Loan Bank advances	—	20,000
Repayments of Federal Home Loan Bank advances	(30,000)	—
Net cash flow provided (used) by financing activities	233,460	(47,335)

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020

Net change in cash and cash equivalents	23,531	(68,775)
Cash and cash equivalents at beginning of period	150,688	276,413

Cash and cash equivalents at end of period	$174,219	$207,638

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$—	$1,360

Initial recognition of operating lease right-of-use assets	$560	$131

Initial recognition of operating lease liabilities	$560	$131

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$1,154	$4,776

Income taxes	$261	$516

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s 2020 Form 10-K. There were no new accounting policies or changes to existing policies adopted during the first three months of 2021 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2021. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2021 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Operating, Accounting and Reporting Considerations Related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including the Company’s market areas. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provides an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provides that financial institutions may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The Consolidated Appropriations Act (“CAA”), signed into law on December 27, 2020, extends the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency.
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. The CAA provides serveral amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extends the program to May 31, 2021. The Company is a participant in the PPP.

Also in response to the COVID-19 pandemic, the Board of Governors of the Federal Reserve System (“FRB”), the Federal Deposit Insurance Corporation (“FDIC”), the National Credit Union Administration (“NCUA”), the Office of the Comptroller of the Currency (“OCC”), and the Consumer Financial Protection Bureau (“CFPB”), in consultation with the state financial regulators (collectively, the “agencies”) issued a joint interagency statement (issued March 22, 2020; revised statement issued April 7, 2020). Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - Loan modifications that do not meet the conditions of the CARES Act may still qualify as a modification that does not need to be accounted for as a TDR. The agencies confirmed with the Financial Accounting Standards Board (“FASB”) staff that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs. This includes short-term (e.g., three months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or insignificant delays in payment.
●	Past Due Reporting - With regard to loans not otherwise reportable as past due, financial institutions are not expected to designate loans with deferrals granted due to COVID-19 as past due because of the deferral. A loan’s payment date is governed by the due date stipulated in the legal agreement. If a financial institution agrees to a payment deferral, these loans would not be considered past due reporting during the period of the deferral.
●	Nonaccrual Status - During short-term COVID-19 modifications, these loans generally should not be reported as nonaccrual or as classified.

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involve principal and/or interest payment deferrals for up to six months. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs.  As the COVID-19 pandemic persists in negatively impacting the economy, the Company continues to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans. On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  The December 31, 2020 deadline was subsequently extended to January 1, 2022, by the CAA. Substantially all of the Company’s additional round of loan modifications granted under Section 4013 of the CARES Act are in compliance with the aforementioned FFIEC requirements. Accordingly, the Company does not account for such loan modifications as TDRs.

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

The Company has further evaluated other Accounting Standards Updates issued during 2021 to date but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31, 2021
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$9,232	$—	$—	$9,232
States and political subdivisions	8,205	127	(96)	8,236
Mortgage-backed GSE residential	1,251	20	—	1,271
Total	$18,688	$147	$(96)	$18,739

	December 31, 2020
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,182	247	—	7,429
Mortgage-backed GSE residential	1,368	14	—	1,382
Total	$17,856	$261	$—	$18,117

The amortized costs and estimated fair values of investment securities available for sale at March 31, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,192	$1,192
Due after one year but less than five years	8,688	8,706
Due after five years but less than ten years	6,954	6,967
Due in more than ten years	603	603
Mortgage-backed GSE residential	1,251	1,271
Total	$18,688	$18,739

There were no securities pledged as of March 31, 2021 and December 31, 2020 to secure public deposits and repurchase agreements. There were no securities sold during the three months ended March 31, 2021 and 2020.

Information pertaining to securities with gross unrealized losses at March 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below. There were no securities in an unrealized loss position at December 31, 2020.

	March 31, 2021
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$3,765	$(96)	$—	$—
Total	$3,765	$(96)	$—	$—

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

At March 31, 2021, the four securities available for sale with unrealized losses have depreciated 2.48% from the Company’s amortized cost basis. These securities have not been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized losses on four investments in state and political subdivision bonds relates to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Because the Company does not plan to sell the investments, and because it is not more likely than not that the Company will be required to sell the investments before the recovery of the par value, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at March 31, 2021.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at March 31, 2021 and December 31, 2020 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Construction and development	$52,202	$45,653
Commercial real estate	473,281	477,419
Commercial and industrial	166,915	137,239
Residential real estate	1,181,385	974,445
Consumer and other	169	183
Total loans receivable	1,873,952	1,634,939
Unearned income	(7,167)	(4,595)
Allowance for loan losses	(11,735)	(10,135)
Loans, net	$1,855,050	$1,620,209

Included in the commercial and industrial loans are PPP loans totaling $125.6 million and $92.4 million as of March 31, 2021 and December 31 2020, respectively.

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

A summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended March 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Charge-offs	—	—	(4)	—	—	—	(4)
Recoveries	—	3	—	—	2	—	5
Provision	12	574	174	792	(10)	57	1,599
Ending balance	$190	$5,738	$608	$5,142	$—	$57	$11,735

	Three Months Ended March 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	—	—	—	(23)	—	(23)
Recoveries	—	2	25	—	16	—	43
Provision	21	325	50	16	(20)	(392)	—
Ending balance	$152	$2,647	$523	$3,473	$64	$—	$6,859

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of March 31, 2021 and December 31, 2020.

	March 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$386	$60	$—	$—	$—	$446
Collectively evaluated for impairment	190	5,352	548	5,142	—	57	11,289
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$190	$5,738	$608	$5,142	$—	$57	$11,735
Loans:
Individually evaluated for impairment	$—	$5,541	$310	$6,803	$—	$—	$12,654
Collectively evaluated for impairment	52,087	465,775	162,234	1,173,866	169	—	1,854,131
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$52,087	$471,316	$162,544	$1,180,669	$169	$—	$1,866,785

	December 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$444	$56	$—	$—	$—	$500
Collectively evaluated for impairment	178	4,717	382	4,350	—	—	9,627
Acquired with deteriorated credit quality	—	—	—	—	8	—	8
Total ending allowance balance	$—	$5,161	$438	$4,350	$8	$—	$10,135
Loans:
Individually evaluated for impairment	$—	$6,245	$322	$7,309	$—	$—	$13,876
Collectively evaluated for impairment	45,497	469,322	134,330	967,136	141	—	1,616,426
Acquired with deteriorated credit quality	—	—	—	—	42	—	42
Total ending loans balance	$45,497	$475,567	$134,652	$974,445	$183	$—	$1,630,344

Impaired loans as of March 31, 2021 and December 31, 2020, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
March 31, 2021	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	5,541	3,220	2,343	5,563	386
Commercial and industrial	310	246	66	312	60
Residential real estate	6,803	6,803	—	6,803	—
Total	$12,654	$10,269	$2,409	$12,678	$446

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,245	3,768	2,505	6,273	444
Commercial and industrial	322	232	94	326	56
Residential real estate	7,309	7,309	—	7,309	—
Total	$13,876	$11,309	$2,599	$13,908	$500

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three months ended March 31, 2021 and 2020, by portfolio segment, are summarized in the tables below.

	Three Months Ended March 31,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$340	$—
Commercial real estate	6,099	4	6,704	127
Commercial and industrial	316	157	791	11
Residential real estate	7,158	55	7,842	124
Total	$13,573	$216	$15,677	$262

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of March 31, 2021 and December 31, 2020:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
March 31, 2021	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$52,087	$—	$—	$—	$—	$52,087
Commercial real estate	469,143	—	—	—	2,173	471,316
Commercial and industrial	162,449	—	—	—	95	162,544
Residential real estate	1,166,619	7,247	—	7,247	6,803	1,180,669
Consumer and other	169	—	—	—	—	169
Total	$1,850,467	$7,247	$—	$7,247	$9,071	$1,866,785

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2020	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$45,497	$—	$—	$—	$—	$45,497
Commercial real estate	472,707	—	—	—	2,860	475,567
Commercial and industrial	134,463	155	—	155	34	134,652
Residential real estate	946,144	20,992	—	20,992	7,309	974,445
Consumer and other	183	—	—	—	—	183
Total	$1,598,994	$21,147	$—	$21,147	$10,203	$1,630,344
(1)	For the tables above, nonperforming and past due loans exclude COVID-19 loan modifications.

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk. There are six loan risk ratings (grades 1-6) included in loans rated Pass.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
March 31, 2021	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$52,087	$465,697	$161,759	$1,173,866	$169	$1,853,578
Special Mention	—	—	—	—	—	—
Substandard	—	5,619	785	6,803	—	13,207
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$52,087	$471,316	$162,544	$1,180,669	$169	$1,866,785

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2020	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$45,497	$469,968	$133,852	$967,136	$183	$1,616,636
Special Mention	—	—	—	—	—	—
Substandard	—	5,599	800	7,309	—	13,708
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$45,497	$475,567	$134,652	$974,445	$183	$1,630,344

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

TDRs as of March 31, 2021 and December 31, 2020 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
March 31, 2021	Accruing	Nonaccrual	Total
Commercial real estate	$2,842	$479	$3,321
Commercial and industrial	21	—	21
Total	$2,863	$479	$3,342

(Dollars in thousands)
December 31, 2020	Accruing	Nonaccrual	Total
Commercial real estate	$2,870	$479	$3,349
Commercial and industrial	21	1	22
Total	$2,891	$480	$3,371

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company allocated a specific reserve of $237,000 and $296,000 as of March 31, 2021 and December 31, 2020, respectively, and recognized no partial charge offs on the TDR loans described above during the three months ended March 31, 2021 and 2020. No TDRs defaulted during the three months ended March 31, 2021 and 2020.

We did not modify any loans as a troubled debt restructuring during the three months ended March 31, 2021. During the year ended December 31, 2020, we modified one commercial real estate loan as a troubled debt restructuring. The total recorded investment in the modified loan was $493,000 as of December 31, 2020. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At March 31, 2021, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	March 31,	December 31,
Type of Concession	2021	2020
Deferral of payments	$501	$505
Extension of maturity date	2,841	2,866
Total TDR loans	$3,342	$3,371

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	5	$3,331	5	$3,364
Commercial and industrial	2	21	2	23
Total	7	$3,352	7	$3,387

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

As of March 31, 2021, we had non-SBA commercial loans and residential mortgages with outstanding balances of $26.5 million and $5.2 million, respectively, that were under approved payment deferrals. As of March 31, 2021, we had approved three month payment deferrals for SBA loans with outstanding gross loan balance totaling $32.6 million ($8.1 million unguaranteed book balance).

As of March 31, 2021, there were no deferred loans that were delinquent or on nonaccrual status and none were risk rated “special mention” or worse.  The Company evaluates its deferred loans after the initial deferral period and will either return to the original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of March 31, 2021 and December 31, 2020, the unpaid principal balances of serviced loans totaled $521.2 million and $507.4 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Beginning of period	$9,488	$8,162
Change in fair value	886	(589)
End of period, fair value	$10,374	$7,573

Fair value at March 31, 2021 and December 31, 2020 was determined using discount rates ranging from 4.16% to 8.96% and 4.67% to 10.89%, respectively, and prepayment speeds ranging from 14.06% to 17.51% and 14.04% to 17.71%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $161,000 and $155,000 at March 31, 2021 and December 31, 2020, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at March 31, 2021 and December 31, 2020 was $856.4 million and $961.7 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Mortgage loan servicing rights:	2021	2020
Beginning of period	$12,991	$18,068
Additions	—	984
Amortization expense	(1,469)	(1,377)
Valuation allowance	200	(884)
End of period, carrying value	$11,722	$16,791

(Dollars in thousands)	For the Three Months Ended March 31,
Valuation allowance:	2021	2020
Beginning balance	$641	$—
Additions expensed	—	884
Reductions credited to operations	(200)	—
Direct write-downs	—	—
Ending balance	$441	$884

The fair value of servicing rights was $11.8 million and $13.1 million at March 31, 2021 and December 31, 2020, respectively. Fair value at March 31, 2021 was determined by using a discount rate of 14%, prepayment speeds of 19.7%, and a weighted average default rate of 1.20%. Fair value at December 31, 2020 was determined using a discount rate of 14%, prepayment speeds of 20.7%, and a weighted average default rate of 1.16%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at March 31, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Fixed rate advance maturing January 22, 2021; fixed rate of 0.22%	$—	$30,000
Convertible advance with Bermudan option maturing August 6, 2029; fixed rate of 0.85%	20,000	20,000
Convertible advance with Bermudan option maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance with Bermudan option maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance with Bermudan option maturing February 1, 2030; fixed rate of 0.59%	20,000	20,000
Total FHLB advances	$80,000	$110,000

At March 31, 2021, the Company had maximum borrowing capacity from the FHLB of $570.6 million based on the value of residential real estate loans pledged as collateral.

At March 31, 2021, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at March 31, 2021.

At March 31, 2021, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $34.9 million as of March 31, 2021. There were no outstanding borrowings on this line as of March 31, 2021.

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

The sold portion of SBA loans that have an interest only strip are considered secured borrowings and are included in other borrowings. Secured borrowings at March 31, 2021 and December 31, 2020 were $479,000 and $483,000, respectively.

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

The components of lease cost for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Operating lease cost	$553	$552
Variable lease cost	46	47
Short-term lease cost	—	—
Sublease income	—	—
Total net lease cost	$599	$599

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
March 31, 2022	$1,946
March 31, 2023	2,000
March 31, 2024	1,966
March 31, 2025	1,840
March 31, 2026	1,589
After March 31, 2026	2,834
Total lease payments	12,175
Less: interest discount	(1,127)
Present value of lease liabilities	$11,048

Supplemental Lease Information	March 31, 2021
Weighted-average remaining lease term (years)	6.4
Weighted-average discount rate	3.05%

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$506	$504
Operating cash flows from operating leases (lease liability reduction)	$422	$409
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$560	$131

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1.4% of total revenues in the three months ended March 31, 2021 and 2020.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the three months ended March 31, 2021 and 2020.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of March 31, 2021 and December 31, 2020 include:

	March 31,	December 31,
(Dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$45,244	$51,457
Standby letters of credit	$5,119	$5,050

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $45.2 million of unused lines of credit and $5.1 million to make loans as of March 31, 2021. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of March 31, 2021 and December 31, 2020 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	March 31, 2021
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$9,232	$—	$—	$9,232
States and political subdivisions	8,236	—	8,236	—
Mortgage-backed GSE residential	1,271	—	1,271	—
Total securities available for sale	18,739	—	9,507	9,232

SBA servicing asset	10,374	—	—	10,374
Interest only strip	161	—	—	161
	$29,274	$—	$9,507	$19,767
Nonrecurring fair value measurements:
Impaired loans	$1,560	$—	$—	$1,560	$(11)

	December 31, 2020
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,429	—	7,429	—
Mortgage-backed GSE residential	1,382	—	1,382	—
Total securities available for sale	18,117	—	8,811	9,306

SBA servicing asset	9,488	—	—	9,488
Interest only strip	155	—	—	155
	$27,760	$—	$8,811	$18,949
Nonrecurring fair value measurements:
Impaired loans	$2,523	$—	$—	$2,523	$324
Foreclosed real estate, net	282	—	—	282	(141)
	$2,805	$—	$—	$2,805	$183

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, January 1, 2021	$9,306	$9,488	$155	$—
Total gain included in income	—	886	6	—
Settlements	—	—	—	—
Prepayments/paydowns	(74)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2021	$9,232	$10,374	$161	$—

Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total loss included in income	—	(589)	(1)	—
Settlements	—	—	—	—
Prepayments/paydowns	(773)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2020	$11,663	$7,573	$25	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at March 31, 2021 and December 31, 2020:

	Valuation	Unobservable	General
	Technique	Input	Range
March 31, 2021
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	14.06%-17.51%
		Discount rate	4.16%-8.96%
Nonrecurring:
Impaired loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2020
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	14.04%-17.71%
		Discount rate	4.67%-10.89%
Nonrecurring:
Impaired Loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020 are as follows:

	Carrying	Estimated Fair Value at March 31, 2021
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$174,219	$—	$174,219	$—	$174,219
Investment securities	18,739	—	9,507	9,232	18,739
FHLB stock	3,951	—	—	—	N/A
Loans, net	1,855,050	—	—	1,916,638	1,916,638
Accrued interest receivable	10,515	—	46	10,469	10,515
SBA servicing assets	10,374	—	—	10,374	10,374
Interest only strips	161	—	—	161	161
Mortgage servicing assets	11,722	—	—	11,847	11,847
Financial Liabilities:
Deposits	1,745,920	—	1,746,793	—	1,746,793
Federal Home Loan Bank advances	80,000	—	80,000	—	80,000
Other borrowings	479	—	479	—	479
Accrued interest payable	206	—	206	—	206

	Carrying	Estimated Fair Value at December 31, 2020
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$150,688	$—	$150,688	$—	$150,688
Investment securities	18,117	—	8,811	9,306	18,117
FHLB stock	6,147	—	—	—	N/A
Loans, net	1,620,209	—	—	1,665,413	1,665,413
Accrued interest receivable	10,671	—	—	10,671	10,671
SBA servicing asset	9,488	—	—	9,488	9,488
Interest only strips	155	—	—	155	155
Mortgage servicing assets	12,991	—	—	13,069	13,069
Financial Liabilities:
Deposits	1,479,889	—	1,480,777	—	1,480,777
Federal Home Loan Bank advances	110,000	—	110,000	—	110,000
Other borrowings	483	—	483	—	483
Accrued interest payable	222	—	222	—	222

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of March 31, 2021, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of March 31, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$256,536	19.88%	N/A	N/A	N/A	N/A
Bank	240,954	18.67%	135,476	10.5%	129,025	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	244,801	18.97%	N/A	N/A	N/A	N/A
Bank	229,219	17.77%	109,671	8.5%	103,220	8.0%
Common Tier 1 (CET1)
Consolidated	244,801	18.97%	N/A	N/A	N/A	N/A
Bank	229,219	17.77%	90,318	7.0%	83,866	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	244,801	12.23%	N/A	N/A	N/A	N/A
Bank	229,219	11.45%	80,052	4.0%	100,065	5.0%
As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$245,128	20.86%	N/A	N/A	N/A	N/A
Bank	229,493	19.54%	123,314	10.5%	117,442	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	99,826	8.5%	93,954	8.0%
Common Tier 1 (CET1)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	82,209	7.0%	76,337	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	234,993	13.44%	N/A	N/A	N/A	N/A
Bank	219,357	12.55%	69,937	4.0%	87,421	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At March 31, 2021, 240,000 stock options had been granted and 194,183 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2021 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2021	240,000	$12.70

During the three months ended March 31, 2021 and 2020, the Company recognized compensation expense for stock options of $119,000. As of March 31, 2021 and December 31, 2020, there was $119,000 and $238,000, respectively, of total unrecognized compensation cost related to options granted under the Plan. As of March 31, 2021, the cost is expected to be recognized over a weighted-average period of 0.3 years.

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

A summary of restricted stock activity for the three months ended March 31, 2021 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2021	169,779	$11.52
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2021	169,779	$11.52

During the three months ended March 31, 2021 and 2020, the Company recognized compensation expense for restricted stock of $184,000 and $169,000, respectively. As of March 31, 2021 and December 31, 2020, there was $1.2 million and $1.4 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of March 31, 2021, the cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2021	2020
Basic earnings per share
Net Income	$12,981	$9,816

Weighted average common shares outstanding	25,674,573	25,529,891

Basic earnings per common share	$0.51	$0.38

Diluted earnings per share
Net Income	$12,981	$9,816

Weighted average common shares outstanding for basic earnings per common share	25,674,573	25,529,891
Add: Dilutive effects of restricted stock and options	207,254	206,544

Average shares and dilutive potential common shares	25,881,827	25,736,435

Diluted earnings per common share	$0.50	$0.38

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three months ended March 31, 2021 and 2020.

NOTE 14 – SUBSEQUENT EVENTS

On April 21, 2021, the Board of Directors of the Company approved the adoption of a share repurchase program authorizing the Company to repurchase up to 1,000,000 shares of the Company’s outstanding shares of common stock. The share repurchase program will begin on April 27, 2021 and end on December 31, 2021. As of May 6, 2021, the Company had repurchased 27,305 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2020 through March 31, 2021 and on our results of operations for the three months ended March 31, 2021 and 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	the impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the PPP;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans changes in the prices, values and sales volumes of commercial and residential real estate;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the FRB, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;

●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of FDIC insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy; and

●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to twelve months. The Small Business Administration (the “SBA”) made debt relief payments for the principal, interest and fee payments of all our SBA loan customers for six months through the end of September 2020. As of March 31, 2021, we had nine non-SBA commercial customers with outstanding loan balances totaling $26.5 million that were under approved payment deferrals. This is a decline from the active payment deferrals as of December 31, 2020 that were granted to 14 non-SBA commercial customers with outstanding balances totaling $42.0 million. Included in the current non-SBA payment deferrals were four loans totaling $10.7 million with a weighted average loan-to-value (“LTV”) of 37.3% in the hotel industry and no loans in the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic. As of March 31, 2021, we had approved three month payment deferrals for 14 SBA loans with outstanding gross loan balances totaling $32.6 million ($8.1 million unguaranteed book balance). Of these SBA payment deferrals, eight loans totaling $18.0 million ($4.5 million unguaranteed book balance) were in the restaurant industry and no loans were in the hotel industry. As of March 31, 2021, the Company had 49 loans totaling $123.4 million in the hotel industry and 117 loans totaling $36.7 million in the restaurant industry, which make up 6.6% and 2.0% of our total loan portfolio, respectively.

As of March 31, 2021, our residential real estate loan portfolio made up 63.0% of our total loan portfolio and had a weighted average amortized LTV of approximately 55.6%. As of March 31, 2021, only 0.4% of our residential mortgages remain on hardship payment deferral covering principal and interest payments for two to six months. This is a significant decrease from the first round of payment deferrals granted during the second quarter of 2020, which made up 19.2% of our residential mortgage balances as of June 30, 2020, and a slight decrease from the last round of payment deferrals granted during the fourth quarter of 2020, which made up 1.0% of our residential mortgage balances as of December 31, 2020.

In addition, as a preferred SBA lender, we participated in the SBA Paycheck Protection Program created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. During the first round of PPP funding in the second and third quarters of 2020, the Company approved and funded over 1,800 PPP loans totaling $97.0 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of May 5, 2021, the SBA had granted forgiveness for PPP loans totaling $37.0 million, or 38.2% of PPP loans funded.

The Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extends the authority of lenders to make PPP loans through March 31, 2021. We participated in this new round of PPP loan funding by offering first and second draw loans. As of March 31, 2021, the Company had approved and funded 773 loans totaling $46.7 million under this new round of PPP loan funding.

Despite improvements in certain economic indicators, significant constraints to commerce remain in place, and significant uncertainty remains over the timing and scope of additional government stimulus packages. The duration and extent of the downturn and speed of the related recovery on our business, customers, and the economy as a whole remains uncertain.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of March 31, 2021, we had total assets of $2.15 billion, total loans of $1.87 billion, total deposits of $1.75 billion and total shareholders’ equity of $255.4 million.

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

	As of or for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2021	2020	2020	2020	2020
Selected income statement data:
Interest income	$22,672	$19,839	$18,131	$19,083	$20,556
Interest expense	1,138	1,411	2,192	3,240	4,646
Net interest income	21,534	18,428	15,939	15,843	15,910
Provision for loan losses	1,599	956	1,450	1,061	—
Noninterest income	8,186	6,138	7,964	5,500	7,509
Noninterest expense	10,708	11,077	10,150	9,724	10,049
Income tax expense	4,432	3,079	2,918	2,819	3,554
Net income	12,981	9,454	9,385	7,739	9,816
Per share data:
Basic income per share	$0.51	$0.37	$0.37	$0.30	$0.38
Diluted income per share	$0.50	$0.37	$0.36	$0.30	$0.38
Dividends per share	$0.10	$0.09	$0.09	$0.11	$0.11
Book value per share (at period end)	$9.95	$9.54	$9.23	$8.94	$8.76
Shares of common stock outstanding	25,674,573	25,674,573	25,674,067	25,674,067	25,529,891
Weighted average diluted shares	25,881,827	25,870,885	25,858,741	25,717,339	25,736,435
Performance ratios:
Return on average assets	2.62%	2.14%	2.20%	1.89%	2.44%
Return on average equity	21.35	15.78	16.22	13.92	18.21
Dividend payout ratio	19.91	24.60	24.78	36.53	28.80
Yield on total loans	5.20	5.14	5.05	5.69	6.11
Yield on average earning assets	4.85	4.80	4.51	4.93	5.42
Cost of average interest bearing liabilities	0.38	0.56	0.91	1.32	1.78
Cost of deposits	0.36	0.55	0.94	1.38	1.86
Net interest margin	4.60	4.46	3.97	4.09	4.19
Efficiency ratio(1)	36.03	45.09	42.46	45.56	42.91
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.00%	0.04%	0.00%	0.01%	(0.01)%
Nonperforming assets to gross loans and OREO	0.84	1.03	1.19	1.00	1.13
ALL to nonperforming loans	98.33	77.40	54.24	59.66	49.47
ALL to loans held for investment	0.63	0.62	0.64	0.58	0.54
Balance sheet and capital ratios:
Gross loans held for investment to deposits	107.33%	110.48%	109.50%	101.48%	101.67%
Noninterest bearing deposits to deposits	31.28	31.28	34.44	33.28	25.83
Common equity to assets	11.85	12.90	13.63	13.32	13.94
Leverage ratio	12.23	13.44	13.44	13.44	13.40
Common equity tier 1 ratio	18.97	20.00	21.09	21.75	21.75
Tier 1 risk-based capital ratio	18.97	20.00	21.09	21.75	21.75
Total risk-based capital ratio	19.88	20.86	21.96	22.53	22.44
Mortgage and SBA loan data:
Mortgage loans serviced for others	$856,432	$961,670	$1,063,500	$1,136,824	$1,186,825
Mortgage loan production	263,698	194,951	120,337	48,850	120,076
Mortgage loan sales	—	—	—	—	92,737
SBA loans serviced for others	521,182	507,442	500,047	476,629	464,576
SBA loan production(2)	76,558	34,631	52,742	114,899	43,447
SBA loan sales	22,399	25,505	37,923	35,247	29,958
(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income)
(2)	The amounts presented for the three months ended March 31, 2021, September 30, 2020 and June 30, 2020 include PPP loan originations totaling $46.7 million, $907,000 and $96.1 million, respectively.

Results of Operations

We recorded net income of $13.0 million for the three months ended March 31, 2021 compared to $9.8 million for the same period in 2020, an increase of $3.2 million, or 32.2%. Basic and diluted earnings per common share for the three months ended March 31, 2021 was $0.51 and $0.50, respectively, compared to $0.38 for both the basic and diluted earnings per common share for the same period in 2020.

Interest Income

Interest income totaled $22.7 million for the three months ended March 31, 2021, an increase of $2.1 million, or 10.3%, from the three months ended March 31, 2020, primarily due to an increase in average loan balances of $469.7 million. We also recognized PPP fee income of $1.1 million during the three months ended March 31, 2021. The increase in average loans is mainly due to an increase of $92.4 million in average commercial and industrial loans, which includes $109.9 million in average PPP loans, and an increase of $350.0 million in average residential mortgage loans. As compared to the three months ended March 31, 2020, the yield on average interest-earning assets decreased by 57 basis points to 4.85% from 5.42% with the yield on average loans decreasing by 91 basis points and the yield on average total investments decreasing by 126 basis points.

Interest Expense

Interest expense for the three months ended March 31, 2021 decreased $3.5 million, or 75.5%, to $1.1 million compared to interest expense of $4.6 million for the three months ended March 31, 2020, primarily due to a 150 basis points decrease in deposit costs coupled with a $234.1 million decrease in higher cost average time deposits. The 150 basis points decrease in deposit costs included a 116 basis points decrease in the yield on average money market deposits and a 161 basis points decrease in the yield on average time deposits. Average money market deposits increased by $344.9 million while average time deposits decreased by $234.1 million.

Average borrowings outstanding for the three months ended March 31, 2021 increased by $11.6 million with a decrease in rate of 2 basis points compared to the three months ended March 31, 2020.

Net Interest Margin

The net interest margin for the three months ended March 31, 2021 increased by 41 basis points to 4.60% from 4.19% for the three months ended March 31, 2020, primarily due to a 140 basis point decrease in the cost of interest-bearing liabilities of $1.21 billion and a decrease of 57 basis points in the yield on average interest-earning assets of $1.90 billion. Average earning assets for the three months ended March 31, 2021 increased by $371.5 million from the same period in 2020, primarily due to a $469.7 million increase in average loans, offset by a $67.7 million decrease in average interest-earning cash accounts and a $32.0 million decrease in average securities purchased under agreements to resell. Average interest-bearing liabilities for the three months ended March 31, 2021 increased by $156.5 million from the three months ended March 31, 2020, driven by an increase in average interest-bearing deposits of $144.9 million and an increase in average borrowings of $11.6 million. The inclusion of PPP loan average balances, interest and fees had a one basis point impact on the yield on average loans and a three basis points impact on the net interest margin for the three months ended March 31, 2021.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition  and the shape of the interest rate yield curve. The increase in our net interest margin is primarily the result declining cost of funds and growing our volume of interest-earning assets.

Average Balances, Interest and Yields

The following tables present, for the three ended March 31, 2021 and 2020, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended March 31,
	2021			2020
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$125,699	$72	0.23%	$193,361	$802	1.67%
Securities purchased under agreements to resell	—	—	—	32,033	140	1.76
Securities available for sale	18,164	100	2.23	16,664	106	2.56
Total investments	143,863	172	0.48	242,058	1,048	1.74
Construction and development	40,954	531	5.26	27,233	397	5.86
Commercial real estate	491,635	7,078	5.84	476,684	7,520	6.34
Commercial and industrial	152,433	1,920	5.11	60,019	979	6.56
Residential real estate	1,068,495	12,930	4.91	718,469	10,571	5.92
Consumer and other	174	41	95.56	1,629	41	10.12
Gross loans(2)	1,753,691	22,500	5.20	1,284,034	19,508	6.11
Total earning assets	1,897,554	22,672	4.85	1,526,092	20,556	5.42
Noninterest-earning assets	111,164			93,504
Total assets	2,008,718			1,619,596
Interest-bearing liabilities:
NOW and savings deposits	92,312	47	0.21	58,202	43	0.30
Money market deposits	534,192	337	0.26	189,262	669	1.42
Time deposits	491,913	608	0.50	726,034	3,802	2.11
Total interest-bearing deposits	1,118,417	992	0.36	973,498	4,514	1.86
Borrowings	87,483	146	0.68	75,876	132	0.70
Total interest-bearing liabilities	1,205,900	1,138	0.38	1,049,374	4,646	1.78
Noninterest-bearing liabilities:
Noninterest-bearing deposits	483,691			299,088
Other noninterest-bearing liabilities	72,534			54,325
Total noninterest-bearing liabilities	556,225			353,413
Shareholders' equity	246,593			216,809
Total liabilities and shareholders' equity	$2,008,718			$1,619,596
Net interest income		$21,534			$15,910
Net interest spread			4.47			3.64
Net interest margin			4.60			4.19
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(208)	$(522)	$(730)
Securities purchased under agreements to resell	(140)	—	(140)
Securities available for sale	9	(15)	(6)
Total investments	(339)	(537)	(876)
Construction and development	178	(44)	134
Commercial real estate	241	(683)	(442)
Commercial and industrial	1,224	(283)	941
Residential real estate	4,272	(1,913)	2,359
Consumer and Other	(7)	7	—
Gross loans(2)	5,908	(2,916)	2,992
Total earning assets	5,569	(3,453)	2,116
Interest-bearing liabilities:
NOW and savings deposits	21	(17)	4
Money market deposits	351	(683)	(332)
Time deposits	(1,070)	(2,124)	(3,194)
Total interest-bearing deposits	(698)	(2,824)	(3,522)
Borrowings	22	(8)	14
Total interest-bearing liabilities	(676)	(2,832)	(3,508)
Net interest income	$6,245	$(621)	$5,624
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded provision for loan losses of $1.6 million during the three months ended March 31, 2021 compared to no provision for loan losses during the same period in 2020. The increase in our provision for loan losses in the three months ended March 31, 2021 was partially due to the unprecedented economic disruptions and uncertainty surrounding the COVID-19 pandemic, as well as the growth in our loan portfolio. Our ALL as a percentage of gross loans for the periods ended March 31, 2021 and 2020 was 0.63% and 0.54%, respectively. Excluding outstanding PPP loans of $125.6 million as of March 31, 2021, the ALL as a percentage of total loans was 0.67%. None of the ALL balance was allocated to our PPP loan portfolio at March 31, 2021. Our ALL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2021 was $8.2 million, an increase of $577,000, or 7.6%, compared to $7.6 million for the three months ended March 31, 2020. The following table sets forth the major components of our noninterest income for the three a months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$373	$376	$(3)	(0.8)%
Other service charges, commissions and fees	3,398	2,256	1,142	50.6
Gain on sale of residential mortgage loans	—	2,529	(2,529)	(100.0)
Mortgage servicing income, net	166	372	(206)	(55.4)
Gain on sale of SBA loans	1,854	1,301	553	42.5
SBA servicing income, net	2,133	516	1,617	313.4
Other income	262	259	3	1.2
Total noninterest income	$8,186	$7,609	$577	7.6%

Service charges on deposit accounts decreased $3,000, or 0.8%, to $373,000 for the three months ended March 31, 2021 compared to $376,000 for the same three months during 2020. This decrease is primarily attributable to lower insufficient funds and overdraft fees, partially offset by increased analysis fees and wire transfer fees.

Other service charges, commissions and fees increased $1.1 million, or 50.6%, to $3.4 million for the three months ended March 31, 2021 compared to $2.3 million for the three months ended March 31, 2020. This increase was mainly attributable to higher underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume significantly increased during the three months ended March 31, 2021 compared to the same period in 2020. Mortgage loan originations totaled $263.7 million during the three months ended March 31, 2021 compared to $120.1 million during the three months ended March 31, 2020.

Total gain on sale of loans was $1.9 million for the three months ended March 31, 2021 compared to $3.8 million for the same period of 2020, a decrease of $1.9 million, or 51.6%.

We recorded no gain on sale of residential mortgage loans during the three months ended March 31, 2021 compared to $2.5 million for the three months ended March 31, 2020. We sold no residential mortgages during the three months ended March 31, 2021. We sold $92.7 million in residential mortgage loans in the three months ended March 31, 2020 with an average premium of 2.78%. We originated $263.7 million of residential mortgage loans during the three months ended March 31, 2021 compared to $120.1 million for the same period in 2020.

Gain on sale of SBA loans totaled $1.9 million for the three months ended March 31, 2021 compared to $1.3 million for the three months ended March 31, 2020. We sold $22.4 million in SBA loans during the three months ended March 31, 2021 with an average premium of 10.73%. We sold $30.0 million in SBA loans during the three months ended March 31, 2020 with an average premium of 6.51%.

Mortgage loan servicing income, net of amortization, decreased by $206,000, or 55.4%, to $166,000 during the three months ended March 31, 2021 compared to $372,000 for the same period of 2020. This decrease in mortgage loan servicing income was due to the decrease in capitalized mortgage servicing assets and increased servicing asset amortization. Included in mortgage loan servicing income for the three months ended March 31, 2021 was $1.4 million in mortgage servicing fees compared to $1.6 million for the same period in 2020, and capitalized mortgage servicing assets of zero for the three months ended March 31, 2021 compared to $1.0 million for the same period in 2020. These amounts were offset by mortgage loan servicing asset amortization of $1.5 million for the three months ended March 31, 2021 compared to $1.4 million during the same period in 2020. During the three months ended March 31, 2021, we recorded a fair value impairment recovery of $200,000 on our mortgage servicing assets compared to a fair value impairment charge of $884,000 recorded during the three months ended March 31, 2020. Our total residential mortgage loan servicing portfolio was $856.4 million at March 31, 2021 compared to $1.19 billion at March 31, 2020.

SBA servicing income, net increased by $1.6 million, or 313.4%, to $2.1 million for the three months ended March 31, 2021 compared to $516,000 for the three months ended March 31, 2020. Our total SBA loan servicing portfolio was $521.2 million as of March 31, 2021 compared to $464.6 million as of March 31, 2020. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $896,000 increase to our SBA servicing rights in the three months ended March 31, 2021 compared to a $585,000 charge to our SBA servicing rights during the three months ended March 31, 2020.

Other noninterest income increased by $3,000 to $262,000 for the three months ended March 31, 2021 compared to $259,000 for the three months ended March 31, 2020. The largest component of other noninterest income is the income on bank owned life insurance which totaled $227,000 and $116,000, respectively, for the three months ended March 31, 2021 and 2020.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2021 was $10.7 million compared to $10.1 million for the three months ended March 31, 2021, an increase of $559,000, or 5.5%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in thousands )	2021	2020	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$6,699	$6,513	$186	2.9%
Occupancy and equipment	1,275	1,211	64	5.3
Data processing	308	277	31	11.2
Advertising	145	161	(16)	(9.9)
Other expenses	2,281	1,987	294	14.8
Total noninterest expense	$10,708	$10,149	$559	5.5%

Salaries and employee benefits expense for the three months ended March 31, 2021 was $6.7 million compared to $6.5 million for the three months ended March 31, 2020, an increase of $186,000, or 2.9%. The increase was mainly attributable to higher commissions paid to our loan officers as loan volume significantly increased during the three months ended March 31, 2021. The average number of full-time equivalent employees was 214 for the three months ended March 31, 2021 compared to 211 for the three months ended March 31, 2020.

Occupancy and equipment expense for the three months ended March 31, 2021 was $1.3 million compared to $1.2 million for three months ended March 31, 2020, an increase of $64,000, or 5.3%. This increase was partially due to increased property taxes, maintenance and depreciation on our existing branch locations.

Data processing expense for the three months ended March 31, 2021 was $308,000 compared to $277,000 for the three months ended March 31, 2020, an increase of $31,000, or 11.2%. This increase was primarily due to the continued  growth in our loans and deposits.

Advertising expense for the three month ended March 31, 2021 was $145,000 compared to $161,000 for same period in 2020, a decrease of $16,000, or 9.9%. This decrease was due to management’s ongoing efforts to reduce costs.

Other expenses for the three months ended March 31, 2021 were $2.3 million compared to $2.0 million for the three months ended March 31, 2020, an increase of $294,000, or 14.8%. This increase was partially due to higher mortgage related expenses, as well as increased operating and customer service expenses. Included in other expenses for the three months ended March 31, 2021 and 2020 were directors’ fees of approximately $96,000 and $91,000, respectively.

Income Tax Expense

Income tax expense for the three months ended March 31, 2021 and 2020 was $4.4 million and $3.6 million, respectively. The Company’s effective tax rates were 25.5% and 26.6% for the three months ended March 31, 2021 and 2020, respectively.

Financial Condition

Total assets increased $256.9 million, or 13.5%, to $2.15 billion at March 31, 2021 as compared to $1.90 billion at December 31, 2020. The increase in total assets was primarily attributable to increases in loans of $236.4 million and cash and due from banks of $29.0 million, partially offset by a $5.5 million decrease in federal funds sold and $1.6 million increase in the allowance for loan losses.

Loans

Gross loans increased $239.0 million, or 14.6%, to $1.87 billion as of March 31, 2021 as compared to $1.63 billion as of December 31, 2020. Our loan growth during the three months ended March 31, 2021 was comprised of an increase of $6.5 million, or 14.3%, in construction and development loans, a decrease of $4.1 million, or 0.9%, in commercial real estate loans, an increase of $29.7 million, or 21.6%, in commercial and industrial loans, an increase of $206.9 million, or 21.2%, in residential real estate loans and a decrease of $14,000, or 7.7%, in consumer and other loans. Included in commercial and industrial loans are PPP loans totaling $125.6 million and unearned PPP fees of $4.3 million as of March 31, 2021. There were no loans classified as held for sale as of March 31, 2021 or December 31, 2020.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	March 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$52,202	2.8%	$45,653	2.8%
Commercial real estate	473,281	25.3%	477,419	29.2%
Commercial and industrial	166,915	8.9%	137,239	8.4%
Residential real estate	1,181,385	63.0%	974,445	59.6%
Consumer and other	169	—%	183	—%
Gross loans	$1,873,952	100.0%	$1,634,939	100.0%
Less unearned income	(7,167)		(4,595)
Total loans held for investment	$1,866,785		$1,630,344

SBA Loan Servicing

As of March 31, 2021 and December 31, 2020, we serviced $521.2 million and $507.4 million, respectively, in SBA loans for others. The size our SBA loan servicing portfolio continues to grow as we have consistently originated and sold portions of the SBA loans we originate while retaining loan servicing rights. We carried a servicing asset of $10.5 million and $9.6 million at March 31, 2021 and December 31, 2020, respectively. See Note 4 of our consolidated financial statements as of March 31, 2021, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three months ended March 31, 2021 and 2020.

Residential Mortgage Loan Servicing

As of March 31, 2021, we serviced $856.4 million in residential mortgage loans for others compared to $961.7 million as of December 31, 2020. We carried a servicing asset, net of amortization, of $11.7 million and $13.0 million at March 31, 2021 and December 31, 2020, respectively. Amortization relating to the mortgage loan servicing asset was $1.5 million for the three months ended March 31, 2021 compared to $1.4 million for the same period in 2020. During the three months ended March 31, 2021, we recorded a fair value impairment recovery of $200,000 on our mortgage servicing asset compared to an $884,000 fair value impairment charge recorded for the same period in 2020. See Note 5 of our consolidated financial statements as of March 31, 2021, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three months ended March 31, 2021 and 2020.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the first quarter of 2021. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but full extent of such impact is unknown at this point. Nonperforming loans were $11.9 million at March 31, 2021 compared to $13.1 million at December 31, 2020. The decrease from December 31, 2020 to March 31, 2021 was primarily attributable to a $1.1 million decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2021 and year ended December 31, 2020.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. Nonaccrual loans at March 31, 2021 comprised of $2.2 million of commercial real estate loans, $95,000 in commercial and industrial loans and $6.8 million in residential real estate loans. Nonaccrual loans at December 31, 2020 comprised of $2.9 million in commercial real estate loans, $34,000 in commercial and industrial loans, and $7.3 million in residential real estate loans.

(Dollars in thousands)	March 31, 2021	December 31, 2020
Nonaccrual loans	$9,071	$10,203
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	2,863	2,891
Total nonperforming loans	11,934	13,094
Other real estate owned	3,844	3,844
Total nonperforming assets	$15,778	$16,938
Nonperforming loans to gross loans	0.64%	0.80%
Nonperforming assets to total assets	0.73%	0.89%
Allowance for loan losses to nonperforming loans	98.33%	77.40%
(1)	For purposes of the table above, nonperforming and past due loans exclude COVID-19 loan modifications.

At March 31, 2021, 13.1% of the Company’s loan portfolio, or $245.2 million, is in sectors we expect to be the most sensitive to the COVID-19 pandemic. Within this group, the hotel industry and the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic, represented $123.4 million and $36.7 million, respectively. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings. As of March 31, 2021, we had non-SBA commercial loans and residential mortgages with outstanding balances of $26.5 million and $5.2 million, respectively, who were under approved payment deferrals. As of December 31, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $42.0 million and $9.8 million, respectively, who were under approved payment deferrals. As of March 31, 2021, we had 14 SBA loans under approved payment deferrals with outstanding gross loan balances totaling $32.6 million ($8.1 million unguaranteed book balance). As of December 31, 2020, we had approved payment deferrals for 18 SBA loans with outstanding gross loan balances totaling $25.5 million ($6.4 million unguaranteed book balance). See Notes 1 and 3 of our consolidated financial statements as of March 31, 2021, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

Allowance for Loan Losses

The allowance for loan losses was $11.7 million at March 31, 2021 compared to $10.1 million at December 31, 2020, an increase of $1.6 million, or 15.8%. We continue to include qualitative factors in our allowance for loan losses calculation in light of the continued economic uncertainties caused by the ongoing COVID-19 pandemic, partially resulting in the increased provision expense recorded during the three months ended March 31, 2021 along with the growth in our loan porfolio. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

In determining the allowance and the related provision for loan losses, we consider three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial and industrial,  commercial real estate, construction and land development loans, (ii) allocations, by loan classes, on loan portfolios  based on historical loan loss experience and qualitative factors, and (iii) review of the credit discounts in relationship to the valuation  allowance calculated for purchased loans. Provisions for loan losses are charged to operations to record changes to the total allowance to a level deemed appropriate by us.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended March 31,
(Dollars in thousands )	2021	2020
Balance, beginning of period	$10,135	$6,839
Charge-offs:
Construction and development	—	—
Commercial real estate	—	—
Commercial and industrial	4	—
Residential real estate	—	—
Consumer and other	—	23
Total charge-offs	4	23
Recoveries:
Construction and development	—	—
Commercial real estate	3	2
Commercial and industrial	—	25
Residential real estate	—	—
Consumer and other	2	16
Total recoveries	5	43
Net charge-offs/(recoveries)	(1)	(20)
Provision for loan losses	1,599	—
Balance, end of period	$11,735	$6,859
Total loans at end of period	$1,873,952	$1,263,581
Average loans(1)	1,753,691	1,241,138
Net charge-offs to average loans	0.00%	(0.01)%
Allowance for loan losses to total loans	0.63%	0.54%
(1)	Excludes loans held for sale

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2021. The continuing impact of the COVID-19 pandemic leading to significant market changes, high levels of unemployment and degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Deposits

Total deposits increased $266.0 million, or 18.0%, to $1.75 billion at March 31, 2021 compared to $1.48 billion at December 31, 2020. The increase was primarily due to the $83.3 million increase in noninterest-bearing demand deposits, $135.4 million increase in money market accounts, $11.7 million increase in interest-bearing demand deposits, and a $34.6 million increase in time deposits. The increase in money market accounts was mostly due to the addition of $135.2 million in brokered money market accounts during the three months ended March 31, 2021. The increase in noninterest-bearing deposits was partially due to a large portion of our PPP loan funds being deposited into our customer’s accounts at the Bank. As of March 31, 2021 and December 31, 2020, 31.3% of total deposits were comprised of noninterest-bearing demand accounts and 68.7% of interest-bearing deposit accounts.

We had $304.2 million of brokered deposits, or 17.4% of total deposits, at March 31, 2021 compared to $164.3 million, or 11.1% of total deposits, at December 31, 2020. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021		2020
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$483,691	—%	$299,088	—%
Interest-bearing demand deposits	67,424	0.20	41,347	0.20
Savings and money market deposits	316,276	0.37	206,117	1.36
Brokered money market deposits	242,804	0.10	—	—
Time deposits	491,913	0.50	726,034	2.11
Total interest-bearing deposits	1,118,417	0.36	973,498	1.86
Total deposits	$1,602,108	0.25	$1,272,586	1.43

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At March 31, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $570.6 million and $522.8 million, respectively. At March 31, 2021 and December 31, 2020, we had $80.0 million and $110.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at March 31, 2021 and December 31, 2020. We did not have any advances outstanding under these agreements as of March 31, 2021 and December 31, 2020.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. To provide more liquidity in response to the COVID-19 pandemic, the FRB has taken steps to encourage broader use of the discount window. As of March 31, 2021 and December 31, 2020, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the FRB’s discount window in the amount of $10.0 million with no borrowings outstanding as of March 31, 2021 and December 31, 2020. The FRB discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $34.9 million as of March 31, 2021.

At March 31, 2021 and December 31, 2020, we had $80.0 million and $110.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $490.6 million and $412.8 million of additional borrowing availability with the FHLB as of March 31, 2021 and December 31, 2020, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Bank’s capital ratios as of March 31, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2021 and December 31, 2020. As of December 31, 2020, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2020 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	March 31, 2021	December 31, 2020	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	19.88%	20.86%	N/A	N/A	N/A
Bank	18.67%	19.54%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	18.97%	20.00%	N/A	N/A	N/A
Bank	17.77%	18.68%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)
Consolidated	18.97%	20.00%	N/A	N/A	N/A
Bank	17.77%	18.68%	4.50%	7.00%	6.50%
Tier 1 capital (to average assets)
Consolidated	12.23%	13.44%	N/A	N/A	N/A
Bank	11.45%	12.55%	4.00%	4.00%	5.00%

Dividends

On April 21, 2021, we declared a cash dividend of $0.10 per share, payable on May 13, 2021, to common shareholders of record as of May 4, 2021. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of March 31, 2021, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of March 31, 2021 and December 31, 2020.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2021 and December 31, 2020 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-100	+200	-100
March 31, 2021	0.90%	(0.80)%	(2.70)%	(10.60)%
December 31, 2020	1.90%	0.50%	(2.00)%	(7.10)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
March 31, 2021	0.30%	1.60%	1.50%	(9.40)%
December 31, 2020	3.90%	4.20%	2.60%	(10.30)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There has been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2021 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2020 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future.  In addition, these risks may be heightened by the disruption and uncertainty resulting from COVID-19. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2020 Form 10-K.

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

3.2	Amended and Restated Bylaws of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page has been formatted in Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: May 10, 2021	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: May 10, 2021	By:	/s/ Farid Tan
Farid Tan
President and Chief Financial Officer