Form 10-Q
period 2021-06-30
MetroCity Bankshares, Inc.
filed 2021-08-09
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 25,499,547 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

June 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Cash and due from banks	$309,289	$140,744
Federal funds sold	4,644	9,944
Cash and cash equivalents	313,933	150,688
Securities available for sale (at fair value)	16,722	18,117
Loans, less allowance for loan losses of $13,860 and $10,135, respectively	2,077,907	1,620,209
Accrued interest receivable	10,668	10,671
Federal Home Loan Bank stock	8,451	6,147
Premises and equipment, net	13,557	13,854
Operating lease right-of-use asset	10,078	10,348
Foreclosed real estate, net	4,656	3,844
SBA servicing asset, net	11,155	9,643
Mortgage servicing asset, net	9,529	12,991
Bank owned life insurance	36,263	35,806
Other assets	4,921	5,171
Total assets	$2,517,840	$1,897,489

Liabilities:
Deposits:
Non-interest-bearing demand	$618,054	$462,909
Interest-bearing	1,356,777	1,016,980
Total deposits	1,974,831	1,479,889

Federal Home Loan Bank advances	200,000	110,000
Other borrowings	474	483
Operating lease liability	10,648	10,910
Accrued interest payable	202	222
Other liabilities	67,431	51,154
Total liabilities	$2,253,586	$1,652,658

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,578,668 and 25,674,573 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	256	257
Additional paid-in capital	52,924	55,674
Retained earnings	210,910	188,705
Accumulated other comprehensive income	164	195
Total shareholders' equity	264,254	244,831
Total liabilities and shareholders' equity	$2,517,840	$1,897,489

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$25,728	$18,826	$48,228	$38,334
Other investment income	159	196	329	1,078
Federal funds sold	1	61	3	227
Total interest income	25,888	19,083	48,560	39,639

Interest expense:
Deposits	919	3,096	1,911	7,610
FHLB advances and other borrowings	144	144	290	276
Total interest expense	1,063	3,240	2,201	7,886

Net interest income	24,825	15,843	46,359	31,753

Provision for loan losses	2,205	1,061	3,804	1,061

Net interest income after provision for loan losses	22,620	14,782	42,555	30,692

Noninterest income:
Service charges on deposit accounts	411	277	784	653
Other service charges, commissions and fees	3,877	990	7,275	3,245
Gain on sale of residential mortgage loans	—	—	—	2,529
Mortgage servicing income, net	(957)	783	(791)	1,155
Gain on sale of SBA loans	2,845	1,276	4,699	2,577
SBA servicing income, net	1,905	1,959	4,038	2,475
Other income	513	215	775	475
Total noninterest income	8,594	5,500	16,780	13,109

Noninterest expense:
Salaries and employee benefits	6,915	5,749	13,614	12,262
Occupancy and equipment	1,252	1,277	2,527	2,488
Data processing	283	201	591	478
Advertising	117	140	262	301
Other expenses	3,526	2,357	5,807	4,344
Total noninterest expense	12,093	9,724	22,801	19,873

Income before provision for income taxes	19,121	10,558	36,534	23,928
Provision for income taxes	4,728	2,819	9,160	6,373
Net income available to common shareholders	$14,393	$7,739	$27,374	$17,555

Earnings per share:
Basic	$0.56	$0.30	$1.07	$0.69
Diluted	$0.56	$0.30	$1.06	$0.68

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Net income	$14,393	$7,739	$27,374	$17,555

Other comprehensive gain (loss):

Unrealized holding gains (losses) on securities available for sale arising during the period	167	470	(42)	133
Tax effect	(42)	(80)	11	(10)

Other comprehensive gain (loss)	125	390	(31)	123

Comprehensive income	$14,518	$8,129	$27,343	$17,678

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, April 1, 2021	25,674,573	$257	$55,977	$199,102	$39	$255,375
Net income	—	—	—	14,393	—	14,393
Stock based compensation expense	—	—	368	—	—	368
Vesting of restricted stock	101,472	1	(1)	—	—	—
Repurchase of common stock	(197,377)	(2)	(3,420)	—	—	(3,422)
Other comprehensive income	—	—	—	—	125	125
Dividends on common stock ($0.10 per share)	—	—	—	(2,585)	—	(2,585)
Balance, June 30, 2021	25,578,668	$256	$52,924	$210,910	$164	$264,254

Balance, April 1, 2020	25,529,891	$255	$54,142	$169,606	$(268)	$223,735
Net income	—	—	—	7,739	—	7,739
Stock based compensation expense	—	—	384	—	—	384
Vesting of restricted stock	144,176	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	390	390
Dividends on common stock ($0.11 per share)	—	—	—	(2,827)	—	(2,827)
Balance, June 30, 2020	25,674,067	$257	$54,524	$174,518	$122	$229,421

Six Months Ended:
Balance, January 1, 2021	25,674,573	$257	$55,674	$188,705	$195	$244,831
Net income	—	—	—	27,374	—	27,374
Stock based compensation expense	—	—	671	—	—	671
Vesting of restricted stock	101,472	1	(1)	—	—	—
Repurchase of common stock	(197,377)	(2)	(3,420)	—	—	(3,422)
Other comprehensive loss	—	—	—	—	(31)	(31)
Dividends on common stock ($0.20 per share)	—	—	—	(5,169)	—	(5,169)
Balance, June 30, 2021	25,578,668	$256	$52,924	$210,910	$164	$264,254

Balance, January 1, 2020	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	17,555	—	17,555
Stock based compensation expense	—	—	672	—	—	672
Vesting of restricted stock	144,176	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	123	123
Dividends on common stock ($0.22 per share)	—	—	—	(5,653)	—	(5,653)
Balance, June 30, 2020	25,674,067	$257	$54,524	$174,518	$122	$229,421

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net income	$27,374	$17,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,452	1,459
Provision for loan losses	3,804	1,061
Stock based compensation expense	671	672
Gain on sale of foreclosed real estate	—	(99)
Origination of residential real estate loans held for sale	—	(6,992)
Proceeds from sales of residential real estate loans	—	95,314
Gain on sale of residential mortgages	—	(2,529)
Origination of SBA loans held for sale	(57,489)	(66,277)
Proceeds from sales of SBA loans held for sale	62,188	68,854
Gain on sale of SBA loans	(4,699)	(2,577)
Increase in cash value of bank owned life insurance	(457)	(231)
Decrease (increase) in accrued interest receivable	3	(3,169)
Increase in SBA servicing rights	(1,512)	(258)
Decrease in mortgage servicing rights	3,462	2,004
Decrease (increase) in other assets	261	(4,135)
Decrease in accrued interest payable	(20)	(341)
Increase in other liabilities	15,421	14,923
Net cash flow provided by operating activities	50,459	115,234

Cash flow from investing activities:
Purchases of securities under resell agreements	—	(25,000)
Purchases of securities available for sale	(1,034)	(3,719)
Proceeds from maturities, calls or paydowns of securities available for sale	2,352	1,112
Purchase of Federal Home Loan Bank stock	(2,304)	(1,031)
Increase in loans, net	(462,314)	(205,193)
Purchases of premises and equipment	(290)	(342)
Proceeds from sales of foreclosed real estate owned	—	1,459
Net cash flow used by investing activities	(463,590)	(232,714)

Cash flow from financing activities:
Dividends paid on common stock	(5,135)	(5,616)
Repurchases of common stock	(3,422)	—
Increase in deposits, net	494,942	42,521
Decrease in other borrowings, net	(9)	(69)
Proceeds from Federal Home Loan Bank advances	120,000	20,000
Repayments of Federal Home Loan Bank advances	(30,000)	—
Net cash flow provided by financing activities	576,376	56,836

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020

Net change in cash and cash equivalents	163,245	(60,644)
Cash and cash equivalents at beginning of period	150,688	276,413

Cash and cash equivalents at end of period	$313,933	$215,769

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$812	$1,360

Initial recognition of operating lease right-of-use assets	$560	$131

Initial recognition of operating lease liabilities	$560	$131

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$2,221	$8,227

Income taxes	$10,127	$1,395

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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

Operating results for the three and six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s 2020 Form 10-K. There were no new accounting policies or changes to existing policies adopted during the first six months of 2021 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2021. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2021 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. The CAA provides several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021. The Company was a participant in the PPP.

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

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30, 2021
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$7,209	$—	$—	$7,209
States and political subdivisions	8,193	217	(13)	8,397
Mortgage-backed GSE residential	1,101	15	—	1,116
Total	$16,503	$232	$(13)	$16,722

	December 31, 2020
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,182	247	—	7,429
Mortgage-backed GSE residential	1,368	14	—	1,382
Total	$17,856	$261	$—	$18,117

The amortized costs and estimated fair values of investment securities available for sale at June 30, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,775	$1,776
Due after one year but less than five years	6,682	6,705
Due after five years but less than ten years	6,945	7,125
Due in more than ten years	—	—
Mortgage-backed GSE residential	1,101	1,116
Total	$16,503	$16,722

There were no securities pledged as of June 30, 2021 and December 31, 2020 to secure public deposits and repurchase agreements. There were no securities sold during the three and six months ended June 30, 2021 and 2020.

Information pertaining to securities with gross unrealized losses at June 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below. There were no securities in an unrealized loss position at December 31, 2020.

	June 30, 2021
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$13	$1,019	$—	$—
Total	$13	$1,019	$—	$—

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

At June 30, 2021, the one security available for sale with an unrealized loss has depreciated 1.30% from the Company’s amortized cost basis. This security has not been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized loss on one investment in state and political subdivision bonds relates to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of the investment. Because the Company does not plan to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before the recovery of the par value, which may be at maturity, management does not consider this investment to be other-than-temporarily impaired at June 30, 2021.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Construction and development	$58,668	$45,653
Commercial real estate	475,658	477,419
Commercial and industrial	134,076	137,239
Residential real estate	1,430,843	974,445
Consumer and other	169	183
Total loans receivable	2,099,414	1,634,939
Unearned income	(7,647)	(4,595)
Allowance for loan losses	(13,860)	(10,135)
Loans, net	$2,077,907	$1,620,209

Included in the commercial and industrial loans are PPP loans totaling $93.1 million and $92.4 million as of June 30, 2021 and December 31 2020, respectively.

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

A summary of changes in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended June 30, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$190	$5,738	$608	$5,142	$—	$57	$11,735
Charge-offs	—	(26)	(60)	—	—	—	(86)
Recoveries	—	3	—	—	3	—	6
Provision	21	1,447	51	746	(3)	(57)	2,205
Ending balance	$211	$7,162	$599	$5,888	$—	$—	$13,860

	Three Months Ended June 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$152	$2,647	$523	$3,473	$64	$—	$6,859
Charge-offs	—	—	—	—	(48)	—	(48)
Recoveries	—	3	—	—	19	—	22
Provision	111	1,118	(119)	(50)	1	—	1,061
Ending balance	$263	$3,768	$404	$3,423	$36	$—	$7,894

	Six Months Ended June 30, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Charge-offs	—	(26)	(64)	—	—	—	(90)
Recoveries	—	6	—	—	5	—	11
Provision	33	2,021	225	1,538	(13)	—	3,804
Ending balance	$211	$7,162	$599	$5,888	$—	$—	$13,860

	Six Months Ended June 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	—	—	—	(71)	—	(71)
Recoveries	—	5	25	—	35	—	65
Provision	132	1,443	(69)	(34)	(19)	(392)	1,061
Ending balance	$263	$3,768	$404	$3,423	$36	$—	$7,894

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of June 30, 2021 and December 31, 2020.

	June 30, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$239	$—	$—	$—	$—	$239
Collectively evaluated for impairment	211	6,923	599	5,888	—	—	13,621
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$211	$7,162	$599	$5,888	$—	$—	$13,860
Loans:
Individually evaluated for impairment	$—	$4,407	$237	$5,424	$—	$—	$10,068
Collectively evaluated for impairment	58,242	469,340	130,229	1,423,719	169	—	2,081,699
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$58,242	$473,747	$130,466	$1,429,143	$169	$—	$2,091,767

	December 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$444	$56	$—	$—	$—	$500
Collectively evaluated for impairment	178	4,717	382	4,350	—	—	9,627
Acquired with deteriorated credit quality	—	—	—	—	8	—	8
Total ending allowance balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Loans:
Individually evaluated for impairment	$—	$6,245	$322	$7,309	$—	$—	$13,876
Collectively evaluated for impairment	45,497	469,322	134,330	967,136	141	—	1,616,426
Acquired with deteriorated credit quality	—	—	—	—	42	—	42
Total ending loans balance	$45,497	$475,567	$134,652	$974,445	$183	$—	$1,630,344

Impaired loans as of June 30, 2021 and December 31, 2020, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
June 30, 2021	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	4,407	3,027	1,479	4,506	239
Commercial and industrial	237	241	—	241	—
Residential real estate	5,424	5,424	—	5,424	—
Total	$10,068	$8,692	$1,479	$10,171	$239

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,245	3,768	2,505	6,273	444
Commercial and industrial	322	232	94	326	56
Residential real estate	7,309	7,309	—	7,309	—
Total	$13,876	$11,309	$2,599	$13,908	$500

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three and six months ended June 30, 2021 and 2020, by portfolio segment, are summarized in the tables below.

	Three Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$—	$—
Commercial real estate	5,188	45	6,413	66
Commercial and industrial	257	3	277	5
Residential real estate	6,303	16	7,546	13
Total	$11,748	$64	$14,236	$84

	Six Months Ended June 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$194	$—
Commercial real estate	5,658	157	6,575	195
Commercial and industrial	283	6	566	15
Residential real estate	6,720	36	7,663	96
Total	$12,661	$199	$14,998	$306

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of June 30, 2021 and December 31, 2020:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
June 30, 2021	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$58,242	$—	$—	$—	$—	$58,242
Commercial real estate	472,577	—	—	—	1,170	473,747
Commercial and industrial	130,437	—	—	—	29	130,466
Residential real estate	1,422,777	942	—	942	5,424	1,429,143
Consumer and other	169	—	—	—	—	169
Total	$2,084,202	$942	$—	$942	$6,623	$2,091,767

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2020	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$45,497	$—	$—	$—	$—	$45,497
Commercial real estate	472,707	—	—	—	2,860	475,567
Commercial and industrial	134,463	155	—	155	34	134,652
Residential real estate	946,144	20,992	—	20,992	7,309	974,445
Consumer and other	183	—	—	—	—	183
Total	$1,598,994	$21,147	$—	$21,147	$10,203	$1,630,344
(1)	For the tables above, nonperforming and past due loans exclude COVID-19 loan modifications.

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk. There are six loan risk ratings (grades 1-6) included in loans rated Pass.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
June 30, 2021	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$58,242	$469,008	$129,656	$1,423,719	$169	$2,080,794
Special Mention	—	—	—	—	—	—
Substandard	—	4,739	810	5,424	—	10,973
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$58,242	$473,747	$130,466	$1,429,143	$169	$2,091,767

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2020	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$45,497	$469,968	$133,852	$967,136	$183	$1,616,636
Special Mention	—	—	—	—	—	—
Substandard	—	5,599	800	7,309	—	13,708
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$45,497	$475,567	$134,652	$974,445	$183	$1,630,344

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

TDRs as of June 30, 2021 and December 31, 2020 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
June 30, 2021	Accruing	Nonaccrual	Total
Commercial real estate	$2,733	$479	$3,212
Commercial and industrial	20	—	20
Total	$2,753	$479	$3,232

(Dollars in thousands)
December 31, 2020	Accruing	Nonaccrual	Total
Commercial real estate	$2,870	$479	$3,349
Commercial and industrial	21	1	22
Total	$2,891	$480	$3,371

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company allocated a specific reserve of $238,000 and $296,000 as of June 30, 2021 and December 31, 2020, respectively, and recognized no partial charge offs on the TDR loans described above during the three and six months ended June 30, 2021 and 2020. No TDRs defaulted during the three and six months ended June 30, 2021. TDR commercial and industrial loans totaling $21,000 defaulted during the three and six months ended June 30, 2020.

We did not modify any loans as a troubled debt restructuring during the three and six months ended June 30, 2021. During the year ended December 31, 2020, we modified one commercial real estate loan as a troubled debt restructuring. The total recorded investment in the modified loan was $493,000 as of December 31, 2020. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At June 30, 2021, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	June 30,	December 31,
Type of Concession	2021	2020
Deferral of payments	$496	$505
Extension of maturity date	2,736	2,866
Total TDR loans	$3,232	$3,371

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	4	$3,224	5	$3,364
Commercial and industrial	1	21	2	23
Total	5	$3,245	7	$3,387

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

As of June 30, 2021, we had non-SBA commercial loans and residential mortgages with outstanding balances of $15.3 million and $737,000, respectively, that were under approved payment deferrals. As of June 30, 2021, we had approved three month payment deferrals for SBA loans with outstanding gross loan balance totaling $13.3 million ($3.3 million unguaranteed book balance).

As of June 30, 2021, there were no deferred loans that were delinquent or on nonaccrual status and none were risk rated “special mention” or worse.  The Company evaluates its deferred loans after the initial deferral period and will either return to the original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of June 30, 2021 and December 31, 2020, the unpaid principal balances of serviced loans totaled $549.2 million and $507.4 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning of period	$10,374	$7,573	$9,488	$8,162
Change in fair value	609	849	1,495	260
End of period, fair value	$10,983	$8,422	$10,983	$8,422

Fair value at June 30, 2021 and December 31, 2020 was determined using discount rates ranging from 4.26% to 8.62% and 4.67% to 10.89%, respectively, and prepayment speeds ranging from 14.64% to 17.97% and 14.04% to 17.71%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $172,000 and $155,000 at June 30, 2021 and December 31, 2020, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at June 30, 2021 and December 31, 2020 was $746.7 million and $961.7 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mortgage loan servicing rights:	2021	2020	2021	2020
Beginning of period	$11,722	$16,791	$12,991	$18,068
Additions	—	—	—	984
Amortization expense	(1,590)	(1,258)	(3,059)	(2,635)
Valuation allowance	(603)	531	(403)	(353)
End of period, carrying value	$9,529	$16,064	$9,529	$16,064

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Valuation allowance:	2021	2020	2021	2020
Beginning balance	$441	$884	$641	$—
Additions expensed	603	—	603	353
Reductions credited to operations	—	(531)	(200)	—
Direct write-downs	—	—	—	—
Ending balance	$1,044	$353	$1,044	$353

The fair value of servicing rights was $9.6 million and $13.1 million at June 30, 2021 and December 31, 2020, respectively. Fair value at June 30, 2021 was determined by using a discount rate of 13.5%, prepayment speeds of 22.5%, and a weighted average default rate of 1.23%. Fair value at December 31, 2020 was determined using a discount rate of 14%, prepayment speeds of 20.7%, and a weighted average default rate of 1.16%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at June 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Fixed rate advance maturing January 22, 2021; fixed rate of 0.22%	$—	$30,000
Convertible advance maturing August 6, 2029; fixed rate of 0.85%	20,000	20,000
Convertible advance maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance maturing February 1, 2030; fixed rate of 0.59%	20,000	20,000
Convertible advance maturing June 17, 2031; fixed rate of 0.05%	50,000	—
Convertible advance maturing June 23, 2031; fixed rate of 0.04%	50,000	—
Convertible advance maturing June 30, 2031; fixed rate of 0.04%	20,000	—
Total FHLB advances	$200,000	$110,000

At June 30, 2021, the Company had maximum borrowing capacity from the FHLB of $647.7 million based on the value of residential real estate loans pledged as collateral.

At June 30, 2021, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at June 30, 2021.

At June 30, 2021, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $37.4 million as of June 30, 2021. There were no outstanding borrowings on this line as of June 30, 2021.

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

The sold portion of SBA loans that have an interest only strip are considered secured borrowings and are included in other borrowings. Secured borrowings at June 30, 2021 and December 31, 2020 were $474,000 and $483,000, respectively.

NOTE 7 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through January 2031. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (“ROU”) asset and lease liability. None of our leases included options to terminate the lease and none had initial terms of 12 months or less (i.e. short-term leases). Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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

The components of lease cost for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$553	$540	$1,107	$1,091
Variable lease cost	40	47	86	95
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$593	$587	$1,193	$1,186

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
June 30, 2022	$1,957
June 30, 2023	2,013
June 30, 2024	1,922
June 30, 2025	1,787
June 30, 2026	1,543
After June 30, 2026	2,471
Total lease payments	11,693
Less: interest discount	(1,045)
Present value of lease liabilities	$10,648

Supplemental Lease Information	June 30, 2021
Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	3.06%

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$987	$1,017
Operating cash flows from operating leases (lease liability reduction)	$822	$830
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$560	$131

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1.3% of total revenues in the three and six months ended June 30, 2021 and 2020.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the three and six months ended June 30, 2021 and 2020.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of June 30, 2021 and December 31, 2020 include:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$60,427	$51,457
Standby letters of credit	$5,381	$5,050

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $60.4 million of unused lines of credit and $5.4 million for standby letters of credit as of June 30, 2021. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of June 30, 2021 and December 31, 2020 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	June 30, 2021
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$7,209	$—	$—	$7,209
States and political subdivisions	8,397	—	8,397	—
Mortgage-backed GSE residential	1,116	—	1,116	—
Total securities available for sale	16,722	—	9,513	7,209

SBA servicing asset	10,983	—	—	10,983
Interest only strip	172	—	—	172
	$27,877	$—	$9,513	$18,364
Nonrecurring fair value measurements:
Impaired loans	$1,482	$—	$—	$1,482	$(2)

	December 31, 2020
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,429	—	7,429	—
Mortgage-backed GSE residential	1,382	—	1,382	—
Total securities available for sale	18,117	—	8,811	9,306

SBA servicing asset	9,488	—	—	9,488
Interest only strip	155	—	—	155
	$27,760	$—	$8,811	$18,949
Nonrecurring fair value measurements:
Impaired loans	$2,523	$—	$—	$2,523	$324
Foreclosed real estate, net	282	—	—	282	(141)
	$2,805	$—	$—	$2,805	$183

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2021 and 2020:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, April 1, 2021	$9,232	$10,374	$161	$—
Total gain included in income	—	609	11	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,023)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, June 30, 2021	$7,209	$10,983	$172	$—

Fair value, April 1, 2020	$11,663	$7,573	$25	$—
Total gain (loss) included in income	—	849	(1)	—
Settlements	—	—	—	—
Prepayments/paydowns	(88)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, June 30, 2020	$11,575	$8,422	$24	$—

Six Months Ended:
Fair value, January 1, 2021	$9,306	$9,488	$155	$—
Total gain included in income	—	1,495	17	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,097)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, June 30, 2021	$7,209	$10,983	$172	$—

Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total gain (loss) included in income	—	260	(2)	—
Settlements	—	—	—	—
Prepayments/paydowns	(861)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, June 30, 2020	$11,575	$8,422	$24	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at June 30, 2021 and December 31, 2020:

	Valuation	Unobservable	General
	Technique	Input	Range
June 30, 2021
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	14.64%-17.97%
		Discount rate	4.26%-8.62%
Nonrecurring:
Impaired loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2020
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	14.04%-17.71%
		Discount rate	4.67%-10.89%
Nonrecurring:
Impaired Loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020 are as follows:

	Carrying	Estimated Fair Value at June 30, 2021
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$313,933	$—	$313,933	$—	$313,933
Investment securities	16,722	—	9,513	7,209	16,722
FHLB stock	8,451	—	—	—	N/A
Loans, net	2,077,907	—	—	2,147,932	2,147,932
Accrued interest receivable	10,668	—	82	10,586	10,668
SBA servicing assets	10,983	—	—	10,983	10,983
Interest only strips	172	—	—	172	172
Mortgage servicing assets	9,529	—	—	9,556	9,556
Financial Liabilities:
Deposits	1,974,831	—	1,975,818	—	1,975,818
Federal Home Loan Bank advances	200,000	—	200,000	—	200,000
Other borrowings	474	—	474	—	474
Accrued interest payable	202	—	202	—	202

	Carrying	Estimated Fair Value at December 31, 2020
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$150,688	$—	$150,688	$—	$150,688
Investment securities	18,117	—	8,811	9,306	18,117
FHLB stock	6,147	—	—	—	N/A
Loans, net	1,620,209	—	—	1,665,413	1,665,413
Accrued interest receivable	10,671	—	—	10,671	10,671
SBA servicing asset	9,488	—	—	9,488	9,488
Interest only strips	155	—	—	155	155
Mortgage servicing assets	12,991	—	—	13,069	13,069
Financial Liabilities:
Deposits	1,479,889	—	1,480,777	—	1,480,777
Federal Home Loan Bank advances	110,000	—	110,000	—	110,000
Other borrowings	483	—	483	—	483
Accrued interest payable	222	—	222	—	222

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of June 30, 2021, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of June 30, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$266,795	18.72%	N/A	N/A	N/A	N/A
Bank	254,691	17.88%	149,525	10.5%	142,405	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	252,935	17.75%	N/A	N/A	N/A	N/A
Bank	240,831	16.91%	121,044	8.5%	113,924	8.0%
Common Tier 1 (CET1)
Consolidated	252,935	17.75%	N/A	N/A	N/A	N/A
Bank	240,831	16.91%	99,683	7.0%	92,563	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	252,935	11.14%	N/A	N/A	N/A	N/A
Bank	240,831	10.61%	90,773	4.0%	113,467	5.0%
As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$245,128	20.86%	N/A	N/A	N/A	N/A
Bank	229,493	19.54%	123,314	10.5%	117,442	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	99,826	8.5%	93,954	8.0%
Common Tier 1 (CET1)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	82,209	7.0%	76,337	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	234,993	13.44%	N/A	N/A	N/A	N/A
Bank	219,357	12.55%	69,937	4.0%	87,421	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At June 30, 2021, 240,000 stock options had been granted and 441,651 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2021 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2021	240,000	$12.70

During the three months ended June 30, 2021 and 2020, the Company recognized compensation expense for stock options of $119,000. During the six months ended June 30, 2021 and 2020, the Company recognized compensation expense for stock options of $238,000. As of June 30, 2021 and December 31, 2020, there was $0 and $238,000, respectively, of total unrecognized compensation cost related to options granted under the 2018 Incentive Plan. As of June 30, 2021, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the six months ended June 30, 2021 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2021	169,779	$11.52
Granted	66,396	17.21
Vested	(101,472)	12.14
Forfeited	—	—
Nonvested at June 30, 2021	134,703	$13.86

During the three months ended June 30, 2021 and 2020, the Company recognized compensation expense for restricted stock of $249,000 and $264,000, respectively. During the six months ended June 30, 2021 and 2020, the Company recognized compensation expense for restricted stock of $433,000 and $434,000, respectively. As of June 30, 2021 and December 31, 2020, there was $2.0 million and $1.4 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of June 30, 2021, the cost is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Basic earnings per share
Net Income	$14,393	$7,739	$27,374	$17,555

Weighted average common shares outstanding	25,642,350	25,575,837	25,658,373	25,552,864

Basic earnings per common share	$0.56	$0.30	$1.07	$0.69

Diluted earnings per share
Net Income	$14,393	$7,739	$27,374	$17,555

Weighted average common shares outstanding for basic earnings per common share	25,642,350	25,575,837	25,658,373	25,552,864
Add: Dilutive effects of restricted stock and options	190,978	141,502	182,157	178,850

Average shares and dilutive potential common shares	25,833,328	25,717,339	25,840,530	25,731,714

Diluted earnings per common share	$0.56	$0.30	$1.06	$0.68

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and six months ended June 30, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2020 through June 30, 2021 and on our results of operations for the three and six months ended June 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations,  estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 (and the variants thereof) pandemic. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	the impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), including the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the PPP;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans changes in the prices, values and sales volumes of commercial and residential real estate;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;

●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the FRB, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of FDIC insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy; and

●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2020, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

The Company continues to closely monitor the effects of the ongoing coronavirus (COVID-19) pandemic on our loan and deposit customers, and is assessing the risks in our loan portfolio and working with our customers to reduce the pandemic’s impact on them while minimizing losses for the Company. Meanwhile, the Company remains focused on improving shareholder value, managing credit exposure, monitoring expenses, enhancing the customer experience and supporting the communities it serves.

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to twelve months. As of June 30, 2021, we had six non-SBA commercial customers with outstanding loan balances totaling $15.3 million that were under approved payment deferrals. This is a decline from the active payment deferrals as of March 31, 2021 that were granted to nine non-SBA commercial customers with outstanding balances totaling $26.5 million. Included in the current non-SBA payment deferrals were two loans totaling $5.8 million with a weighted average loan-to-value (“LTV”) of 30.8% in the hotel industry and no loans in the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic. As of June 30, 2021, we had seven SBA loans with outstanding gross loan balances totaling $13.3 million ($3.3 million unguaranteed book balance) that were under approved payment deferrals. Of these SBA payment deferrals, two loans totaling $2.4 million ($602,000 unguaranteed book balance) were in the restaurant industry and one loan totaling $4.8 million ($1.2 million unguaranteed book balance) was in the hotel industry.

As of June 30, 2021, our residential real estate loan portfolio made up 68.1% of our total loan portfolio and had a weighted average amortized LTV of approximately 55.2%. As of June 30, 2021, only 0.1% of our residential mortgages remain on hardship payment deferral covering principal and interest payments for three months. This is a significant decrease from the first round of payment deferrals granted during the second quarter of 2020, which made up 19.2% of our residential mortgage balances as of June 30, 2020, and a slight decrease from the last round of payment deferrals granted during the first quarter of 2021, which made up 0.4% of our residential mortgage balances as of March 31, 2021.

As a preferred SBA lender, we participated in the Paycheck Protection Program (“PPP”) created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. During the first round of PPP funding in the second and third quarters of 2020, the Company approved and funded over 1,800 PPP loans totaling $97.0 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of August 2, 2021, the SBA had granted forgiveness for these PPP loans totaling $80.8 million, or 83.3% of PPP loans funded

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extended the authority of lenders to make PPP loans through May 31, 2021. We participated in this new round of PPP loan funding by offering first and second draw loans. As of June 30, 2021, the Company had approved and funded over 1,000 PPP loans totaling $60.9 million under this new round of PPP loan funding. As of August 2, 2021, the SBA had granted forgiveness for these PPP loans totaling $7.3 million, or 12.1% of PPP loans funded.

Despite the progress and while the overall outlook has improved based on the availability of the vaccine to all adults and older children, the emergence and spread of variants (including the Delta variant, a rapidly spreading strain of coronavirus) remains as a risk to containing and ending the pandemic, as well as to full economic recovery in our footprint.  Even with improvements in certain economic indicators, significant uncertainty remains over the timing and scope of additional government stimulus packages, and the speed of the recovery from the downturn on our business, customers, and the economy as a whole remains uncertain.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of June 30, 2021, we had total assets of $2.52 billion, total loans of $2.09 billion, total deposits of $1.97 billion and total shareholders’ equity of $264.3 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the six months ended June 30, 2021 and 2020. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2021	2021	2020	2020	2020	2021	2020
Selected income statement data:
Interest income	$25,888	$22,672	$19,839	$18,131	$19,083	$48,560	$39,639
Interest expense	1,063	1,138	1,411	2,192	3,240	2,201	7,886
Net interest income	24,825	21,534	18,428	15,939	15,843	46,359	31,753
Provision for loan losses	2,205	1,599	956	1,450	1,061	3,804	1,061
Noninterest income	8,594	8,186	6,138	7,964	5,500	16,780	13,109
Noninterest expense	12,093	10,708	11,077	10,150	9,724	22,801	19,873
Income tax expense	4,728	4,432	3,079	2,918	2,819	9,160	6,373
Net income	14,393	12,981	9,454	9,385	7,739	27,374	17,555
Per share data:
Basic income per share	$0.56	$0.51	$0.37	$0.37	$0.30	$1.07	$0.69
Diluted income per share	$0.56	$0.50	$0.37	$0.36	$0.30	$1.06	$0.68
Dividends per share	$0.10	$0.10	$0.09	$0.09	$0.11	$0.20	$0.22
Book value per share (at period end)	$10.33	$9.95	$9.54	$9.23	$8.94	$10.33	$8.94
Shares of common stock outstanding	25,578,668	25,674,573	25,674,573	25,674,067	25,674,067	25,578,668	25,674,067
Weighted average diluted shares	25,833,328	25,881,827	25,870,885	25,858,741	25,717,339	25,840,530	25,731,714
Performance ratios:
Return on average assets	2.53%	2.62%	2.14%	2.20%	1.89%	2.57%	2.16%
Return on average equity	22.51	21.35	15.78	16.22	13.92	21.94	16.03
Dividend payout ratio	17.95	19.91	24.60	24.78	36.53	18.88	32.21
Yield on total loans	5.21	5.20	5.14	5.05	5.69	5.21	5.90
Yield on average earning assets	4.79	4.85	4.80	4.51	4.93	4.82	5.17
Cost of average interest bearing liabilities	0.31	0.38	0.56	0.91	1.32	0.34	1.56
Cost of deposits	0.29	0.36	0.55	0.94	1.38	0.32	1.63
Net interest margin	4.60	4.60	4.46	3.97	4.09	4.60	4.14
Efficiency ratio(1)	36.19	36.03	45.09	42.46	45.56	36.11	44.30
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.02%	0.00%	0.04%	0.00%	0.01%	0.01%	0.00%
Nonperforming assets to gross loans and OREO	0.67	0.84	1.03	1.19	1.00	0.67	1.00
ALL to nonperforming loans	147.82	98.33	77.40	54.24	59.66	147.82	59.66
ALL to loans held for investment	0.66	0.63	0.62	0.64	0.58	0.66	0.58

Balance sheet and capital ratios:
Gross loans held for investment to deposits	106.31%	107.33%	110.48%	109.50%	101.48%	106.31%	101.48%
Noninterest bearing deposits to deposits	31.30	31.28	31.28	34.44	33.28	31.30	33.28
Common equity to assets	10.50	11.85	12.90	13.63	13.32	10.50	13.32
Leverage ratio	11.14	12.23	13.44	13.44	13.44	11.14	13.44
Common equity tier 1 ratio	17.75	18.97	20.00	21.09	21.75	17.75	21.75
Tier 1 risk-based capital ratio	17.75	18.97	20.00	21.09	21.75	17.75	21.75
Total risk-based capital ratio	18.72	19.88	20.86	21.96	22.53	18.72	22.53
Mortgage and SBA loan data:
Mortgage loans serviced for others	$746,660	$856,432	$961,670	$1,063,500	$1,136,824	$746,660	$1,136,824
Mortgage loan production	326,507	263,698	194,951	120,337	48,850	590,205	168,926
Mortgage loan sales	—	—	—	—	—	—	92,737
SBA loans serviced for others	549,238	521,182	507,442	500,047	476,629	549,238	476,629
SBA loan production(2)	67,376	76,558	34,631	52,742	114,899	147,842	158,435
SBA loan sales	34,158	22,399	25,505	37,923	35,247	56,557	65,205
(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income)
(2)	The amounts presented for the three months ended June 30, 2021, March 31, 2021, December 31, 2020, September 30, 2020 and June 30, 2020 include PPP loan originations totaling $14.1 million, $46.7 million, $0, $907,000 and $96.1 million, respectively.

Results of Operations

We recorded net income of $14.4 million for the three months ended June 30, 2021 compared to $7.7 million for the same period in 2020, an increase of $6.7 million, or 86.0%. For the six months ended June 30, 2021, we recorded net income of $27.4 million compared to $17.6 million for the six months ended June 30, 2020, an increase of $9.8 million, or 55.9%.

Basic and diluted earnings per common share for the three months ended June 30, 2021 was $0.56 compared to $0.30 for both the basic and diluted earnings per common share for the same period in 2020. For the six months ended June 30, 2021, basic and diluted earnings per common share was $1.07 and $1.06, respectively, compared to $0.69 and $0.68 for the same period a year ago, respectively.

Interest Income

Interest income totaled $25.9 million for the three months ended June 30, 2021, an increase of $6.8 million, or 35.7%, from the three months ended June 30, 2020, primarily due to an increase in average loan balances of $648.8 million. We also recognized PPP fee income of $1.7 million during the three months ended June 30, 2021 compared to $1.2 million during the three months ended June 30, 2020. The increase in average loans is mainly due to an increase of $38.1 million in average commercial real estate loans, an increase of $34.8 million in average commercial and industrial loans, which includes $103.3 million in average PPP loans, and an increase of $561.5 million in average residential mortgage loans. As compared to the three months ended June 30, 2020, the yield on average interest-earning assets decreased by 14 basis points to 4.79% from 4.93% with the yield on average loans decreasing by 48 basis points and the yield on average total investments decreasing by 12 basis points.

Interest income was $48.6 million for the six months ended June 30, 2021 compared to $39.6 million for the same period in 2020, an increase of $8.9 million, or 22.5%, primarily due to the increase in average loan balances of $559.9 million. The increase in average loans is mainly due to an increase of $26.5 million in average commercial real estate loans, an increase of $63.6 million in average commercial and industrial loans, which includes $106.6 million in average PPP loans, and an increase of $456.3 million in average residential mortgage loans.

Interest Expense

Interest expense for the three months ended June 30, 2021 decreased $2.2 million, or 67.2%, to $1.1 million compared to interest expense of $3.2 million for the three months ended June 30, 2020, primarily due to a 109 basis points decrease in deposit costs coupled with a $111.0 million decrease in higher cost average time deposits. The 109 basis points decrease in deposit costs which included a 53 basis points decrease in the yield on average money market deposits and a 131 basis points decrease in the yield on average time deposits. Average money market deposits increased by $451.4 million while average time deposits decreased by $111.0 million. Interest expense totaled $2.2 million for the six months ended June 30, 2021, a decrease of $5.7 million, or 72.1%, compared to the same period in 2020, primarily due to a 131 basis points decrease in deposit costs coupled with a $172.5 million decrease in average time deposit balances.

Average borrowings outstanding for the three months ended June 30, 2021 increased by $11.3 million with a decrease in rate of nine basis points compared to the three months ended June 30, 2020. Average borrowings outstanding for the six months ended June 30, 2020 increased by $11.5 million with a decrease in rate of six basis points compared to the same period in 2020.

Net Interest Margin

The net interest margin for the three months ended June 30, 2021 increased by 51 basis points to 4.60% from 4.09% for the three months ended June 30, 2020, primarily due to a 101 basis point decrease in the cost of interest-bearing liabilities of $1.38 billion and a decrease of 14 basis points in the yield on average interest-earning assets of $2.17 billion. Average earning assets for the three months ended June 30, 2021 increased by $610.0 million from the same period in 2020, primarily due to a $648.8 million increase in average loans, partially offset by a $40.0 million decrease in average securities purchased under agreements to resell. Average interest-bearing liabilities for the three months ended June 30, 2021 increased by $394.7 million from the three months ended June 30, 2020, driven by an increase in average interest-bearing deposits of $383.3 million and an increase in average borrowings of $11.3 million. The inclusion of PPP loan average balances, interest and fees had a 14 basis point impact on the yield on average loans and a 16 basis points impact on the net interest margin for the three months ended June 30, 2021.

The net interest margin for the six months ended June 30, 2021 increased by 46 basis points to 4.60% from 4.14% for the six months ended June 30, 2020, primarily due to a 122 basis point decrease in the cost of interest-bearing liabilities of $1.29 billion and a decrease of 35 basis points in the yield on average interest-earning assets of $2.03 billion. Average earning assets increased by $491.5 million, primarily due to a $559.9 million increase in average loans, offset by a  decrease of $32.5 million in federal funds sold and interest-earning cash accounts and a decrease of $36.0 million in securities purchased under agreements to resell. Average interest-bearing liabilities increased by $276.1 million, primarily driven by an increase in average interest-bearing deposits of $264.6 million, as well as an increase in average borrowings of $11.5 million. The inclusion of PPP loan average balances, interest and fees had an eight basis point impact on the yield on average loans and a 10 basis points impact on the net interest margin for the six months ended June 30, 2021.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition  and the shape of the interest rate yield curve. The increase in our net interest margin is primarily the result of significant declining cost of funds and growing our volume of interest-earning assets.

Average Balances, Interest and Yields

The following tables present, for the three and six months ended June 30, 2021 and 2020, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended June 30,
	2021			2020
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$169,578	$76	0.18%	$167,059	$97	0.23%
Securities purchased under agreements to resell	—	—	—	40,000	57	0.57
Securities available for sale	17,080	84	1.97	18,410	103	2.25
Total investments	186,658	160	0.34	225,469	257	0.46
Construction and development	47,173	615	5.23	31,617	421	5.36
Commercial real estate	510,241	7,344	5.77	472,113	6,470	5.51
Commercial and industrial	146,408	2,558	7.01	111,629	2,076	7.48
Residential real estate	1,275,555	15,180	4.77	714,095	9,801	5.52
Consumer and other	179	31	69.46	1,275	58	18.30
Gross loans(2)	1,979,556	25,728	5.21	1,330,729	18,826	5.69
Total earning assets	2,166,214	25,888	4.79	1,556,198	19,083	4.93
Noninterest-earning assets	112,161			93,152
Total assets	2,278,375			1,649,350
Interest-bearing liabilities:
NOW and savings deposits	107,072	53	0.20	64,081	40	0.26
Money market deposits	659,173	373	0.23	207,785	393	0.76
Time deposits	521,217	493	0.38	632,257	2,663	1.69
Total interest-bearing deposits	1,287,462	919	0.29	904,123	3,096	1.38
Borrowings	94,435	144	0.61	83,096	144	0.70
Total interest-bearing liabilities	1,381,897	1,063	0.31	987,219	3,240	1.32
Noninterest-bearing liabilities:
Noninterest-bearing deposits	561,170			377,136
Other noninterest-bearing liabilities	78,822			61,449
Total noninterest-bearing liabilities	639,992			438,585
Shareholders' equity	256,486			223,546
Total liabilities and shareholders' equity	$2,278,375			$1,649,350
Net interest income		$24,825			$15,843
Net interest spread			4.48			3.61
Net interest margin			4.60			4.09
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30,
	2021			2020
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$147,760	$149	0.20%	$180,214	$899	1.00%
Securities purchased under agreements to resell	—	—	—	36,016	197	1.10
Securities available for sale	17,619	183	2.09	17,537	209	2.40
Total investments	165,379	332	0.40	233,767	1,305	1.12
Construction and development	44,081	1,147	5.25	29,425	817	5.58
Commercial real estate	500,989	14,422	5.81	474,464	13,991	5.93
Commercial and industrial	149,403	4,478	6.04	85,781	3,055	7.16
Residential real estate	1,172,597	28,109	4.83	716,282	20,371	5.72
Other	177	72	82.03	1,430	100	14.06
Gross loans(2)	1,867,247	48,228	5.21	1,307,382	38,334	5.90
Total earning assets	2,032,626	48,560	4.82	1,541,149	39,639	5.17
Noninterest-earning assets	111,665			93,323
Total assets	2,144,291			1,634,472
Interest-bearing liabilities:
NOW and savings deposits	99,732	99	0.20	61,141	83	0.27
Money market deposits	597,028	711	0.24	198,524	1,062	1.08
Time deposits	506,646	1,101	0.44	679,145	6,465	1.91
Total interest-bearing deposits	1,203,406	1,911	0.32	938,810	7,610	1.63
Borrowings	90,978	290	0.64	79,486	276	0.70
Total interest-bearing liabilities	1,294,384	2,201	0.34	1,018,296	7,886	1.56
Noninterest-bearing liabilities:
Noninterest-bearing deposits	522,645			338,112
Other noninterest-bearing liabilities	75,695			57,887
Total noninterest-bearing liabilities	598,340			395,999
Shareholders' equity	251,567			220,177
Total liabilities and shareholders' equity	$2,144,291			$1,634,472
Net interest income		$46,359			$31,753
Net interest spread			4.48			3.61
Net interest margin			4.60			4.14
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(16)	$(5)	$(21)
Securities purchased under agreements to resell	(57)	—	(57)
Securities available for sale	(1)	(18)	(19)
Total investments	(74)	(23)	(97)
Construction and development	204	(10)	194
Commercial real estate	1,013	(139)	874
Commercial and industrial	649	(167)	482
Residential real estate	6,781	(1,402)	5,379
Consumer and Other	(45)	18	(27)
Gross loans(2)	8,602	(1,700)	6,902
Total earning assets	8,528	(1,723)	6,805
Interest-bearing liabilities:
NOW and savings deposits	23	(10)	13
Money market deposits	238	(258)	(20)
Time deposits	(641)	(1,529)	(2,170)
Total interest-bearing deposits	(380)	(1,797)	(2,177)
Borrowings	22	(22)	—
Total interest-bearing liabilities	(358)	(1,819)	(2,177)
Net interest income	$8,886	$96	$8,982
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(141)	$(609)	$(750)
Securities purchased under agreements to resell	(197)	—	(197)
Securities available for sale	6	(32)	(26)
Total investments	(332)	(641)	(973)
Construction and development	383	(53)	330
Commercial real estate	1,267	(836)	431
Commercial and industrial	2,012	(589)	1,423
Residential real estate	11,102	(3,364)	7,738
Consumer and Other	(53)	25	(28)
Gross loans(2)	14,711	(4,817)	9,894
Total earning assets	14,379	(5,458)	8,921
Interest-bearing liabilities:
NOW and savings deposits	43	(27)	16
Money market deposits	586	(937)	(351)
Time deposits	(1,756)	(3,608)	(5,364)
Total interest-bearing deposits	(1,127)	(4,572)	(5,699)
Borrowings	44	(30)	14
Total interest-bearing liabilities	(1,083)	(4,602)	(5,685)
Net interest income	$15,462	$(856)	$14,606
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded provision for loan losses of $2.2 million and $3.8 million during the three and six months ended June 30, 2021 compared to $1.1 million during the same periods in 2020. The increase in our provision for loan losses in the three and six months ended June 30, 2021 was partially due to the continuing economic disruptions and uncertainty surrounding the ongoing COVID-19 pandemic, as well as the growth in our loan portfolio. Our ALL as a percentage of gross loans for the periods ended June 30, 2021 and 2020 was 0.66% and 0.58%, respectively. Excluding outstanding PPP loans of $93.1 million as of June 30, 2021, the ALL as a percentage of total loans was 0.69%. None of the ALL balance was allocated to our PPP loan portfolio at June 30, 2021. Our ALL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended June 30, 2021 was $8.6 million, an increase of $3.1 million, or 56.3%, compared to $5.5 million for the three months ended June 30, 2020. Noninterest income for the six months ended June 30, 2021 was $16.8 million, an increase of $3.7 million, or 28.0%, compared to $13.1 million for the six months ended June 30, 2020.

The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$411	$277	$134	48.4%	$784	$653	$131	20.1%
Other service charges, commissions and fees	3,877	990	2,887	291.6	7,275	3,245	4,030	124.2
Gain on sale of residential mortgage loans	—	—	—	—	—	2,529	(2,529)	(100.0)
Mortgage servicing income, net	(957)	783	(1,740)	(222.2)	(791)	1,155	(1,946)	(168.5)
Gain on sale of SBA loans	2,845	1,276	1,569	123.0	4,699	2,577	2,122	82.3
SBA servicing income, net	1,905	1,959	(54)	(2.8)	4,038	2,475	1,563	63.2
Other income	513	215	298	138.6	775	475	300	63.2
Total noninterest income	$8,594	$5,500	$3,094	56.3%	$16,780	$13,109	$3,671	28.0%

Service charges on deposit accounts increased $134,000, or 48.4%, to $411,000 for the three months ended June 30, 2021 compared to $277,000 for the same three months during 2020. Service charges on deposit accounts were $784,000 for the six months ended June 30, 2021 compared to $653,000 for the same period in 2020, an increase of $131,000, or 20.1%. These increases are primarily attributable to increased analysis fees and wire transfer fees.

Other service charges, commissions and fees increased $2.9 million, or 291.6%, to $3.9 million for the three months ended June 30, 2021 compared to $990,000 for the three months ended June 30, 2020. Other service charges, commissions and fees increased $4.0 million, or 124.2%, to $7.3 million for the six months ended June 30, 2021 compared to $3.2 million for the six months ended June 30, 2020. These increases were mainly attributable to higher underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume significantly increased during the three and six months ended June 30, 2021 compared to the same periods in 2020. Mortgage loan originations totaled $326.5 million and $590.2 million during the three and six months ended June 30, 2021, respectively, compared to $48.9 million and $168.9 million during the same periods in 2020.

Total gain on sale of loans was $2.8 million for the three months ended June 30, 2021 compared to $1.3 million for the same period of 2020, an increase of $1.5 million, or 123.0%. Total gain on sale of loans was $4.7 million for the six months ended June 30, 2021 compared to $5.1 million for the same period of 2020, a decrease of $407,000, or 8.0%.

We recorded no gains on sale of residential mortgage loans during the three months ended June 30, 2021 and 2020 and the six months ended June 30, 2021 since no residential mortgages were sold during these periods. We recorded a gain on sale of residential loans of $2.5 million during the six months ended June 30, 2020 as we sold $92.7 million in residential mortgage loans during this period with an average premium of 2.78%. We originated $326.5 million and $590.2 million of residential mortgage loans during the three and six months ended June 30, 2021 compared to $48.9 million and $168.9 million for the same periods in 2020. Beginning in the second quarter of 2020, management made the decision to hold all residential mortgage loans for investment rather than sell these loans on the secondary market to help grow the balance sheet.

Gain on sale of SBA loans totaled $2.9 million and $4.7 million for the three and six months ended June 30, 2021 compared to $1.3 million and $2.6 million for the same periods in 2020. We sold $34.2 million and $56.6 million in SBA loans during the three and six months ended June 30, 2021 with an average premiums of 11.09% and 10.95%, respectively. We sold $35.2 million and $65.2 million in SBA loans during the three and six months ended June 30, 2020 with average premiums of 7.09% and 6.82%, respectively.

Mortgage loan servicing income, net of amortization, decreased by $1.7 million, or 222.2%, to an expense balance of $957,000 during the three months ended June 30, 2021 compared to income of $783,000 for the same period of 2020.

Mortgage  loan servicing income decreased by $1.9 million, or 168.5%, to an expense balance of $791,000 during the six months ended June 30, 2021 compared to income of $1.2 million for the same period of 2020. These decreases in mortgage loan servicing income was due to the decreases in capitalized mortgage servicing assets and mortgage servicing fees and increased servicing asset amortization. Included in mortgage loan servicing income for the three and six months ended June 30, 2021 were $1.2 million and $2.7 million, respectively, in mortgage servicing fees compared to $1.5 million and $3.2 million for the same periods in 2020, respectively, and capitalized mortgage servicing assets of zero for the three and six months ended June 30, 2021 compared to zero and $1.0 million for the same periods in 2020, respectively. These amounts were offset by mortgage loan servicing asset amortization of $1.6 million and $3.1 million for the three and six months ended June 30, 2021, respectively, compared to $1.3 million and $2.6 million during the same periods in 2020, respectively. During the three months ended June 30, 2021, we recorded a fair value impairment charge of $603,000 on our mortgage servicing assets compared to a fair value impairment recovery of $531,000 recorded during the three months ended June 30, 2020. During the six months ended June 30, 2021, we recorded a fair value impairment charge of $403,000 on our mortgage servicing assets compared to a fair value impairment charge of $353,000 recorded during the six months ended June 30, 2020. Our total residential mortgage loan servicing portfolio was $746.7 million at June 30, 2021 compared to $1.14 billion at June 30, 2020.

SBA servicing income, net decreased slightly by $54,000, or 2.8%, to $1.9 million for the three months ended June 30, 2021 compared to $2.0 million for the three months ended June 30, 2020. SBA servicing income was $4.0 million for the six months ended June 30, 2021 compared to $2.5 million for the same period in 2020, an increase of $1.5 million, or 63.2%. Our total SBA loan servicing portfolio was $549.2 million as of June 30, 2021 compared to $476.6 million as of June 30, 2020. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $624,000 increase to our SBA servicing rights in the three months ended June 30, 2021 compared to an $857,000 increase to our SBA servicing rights during the three months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, we recorded increases of $1.5 million and $272,000, respectively, to our SBA servicing rights.

Other noninterest income increased by $298,000 to $513,000 for the three months ended June 30, 2021 compared to $215,000 for the three months ended June 30, 2020. Other noninterest income was $775,000 for the six months ended June 30, 2021 compared to $475,000 for the same period in 2020, an increase of $300,000. The largest component of other noninterest income is the income on bank owned life insurance which totaled $230,000 and $115,000, respectively, for the three months ended June 30, 2021 and 2020, and $457,000 and $231,000, respectively, for the six months ended June 30, 2021 and 2020.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2021 was $12.1 million compared to $9.7 million for the three months ended June 30, 2020, an increase of $2.4 million, or 24.4%. Noninterest expense for the six months ended June 30, 2021 was $22.8 million compared to $19.9 million for the six months ended June 30, 2020, an increase of $2.9 million, or 14.7%.

The following table sets forth the major components of our noninterest expense for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands )	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$6,915	$5,749	$1,166	20.3%	$13,614	$12,262	$1,352	11.0%
Occupancy and equipment	1,252	1,277	(25)	(2.0)	2,527	2,488	39	1.6
Data processing	283	201	82	40.8	591	478	113	23.6
Advertising	117	140	(23)	(16.4)	262	301	(39)	(13.0)
Other expenses	3,526	2,357	1,169	49.6	5,807	4,344	1,463	33.7
Total noninterest expense	$12,093	$9,724	$2,369	24.4%	$22,801	$19,873	$2,928	14.7%

Salaries and employee benefits expense for the three months ended June 30, 2021 was $6.9 million compared to $5.7 million for the three months ended June 30, 2020, an increase of $1.2 million, or 20.3%. Salaries and employee benefits expense for the six months ended June 30, 2021 was $13.6 million compared to $12.3 million for the six months ended June 30, 2020, an increase of $1.3 million, or 11.0%. These increases were mainly attributable to higher commissions paid to our loan officers as loan volume significantly increased during the three and six months ended June 30, 2021. The average number of full-time equivalent employees was 215 for the six months ended June 30, 2021 compared to 210 for the six months ended June 30, 2020.

Occupancy and equipment expense for the three months ended June 30, 2021 and 2020 remained flat at $1.3 million. Occupancy expense for the six months ended June 30, 2021 and 2020 also remained flat at $2.5 million.

Data processing expense for the three months ended June 30, 2021 was $283,000 compared to $201,000 for the three months ended June 30, 2020, an increase of $82,000, or 40.8%. Data processing expense for the six months ended June 30, 2021 was $591,000 compared to $478,000 for the six months ended June 30, 2020, an increase of $113,000, or 23.6%. These increases were primarily due to the continued growth in our loans and deposits.

Advertising expense for the three month ended June 30, 2021 was $117,000 compared to $140,000 for same period in 2020, a decrease of $23,000, or 16.4%. Advertising expense for the six month ended June 30, 2021 was $262,000 compared to $301,000 for same period in 2020, a decrease of $39,000, or 13.0%. These decreases were due to management’s ongoing efforts to reduce costs.

Other expenses for the three months ended June 30, 2021 were $3.5 million compared to $2.4 million for the three months ended June 30, 2020, an increase of $1.1 million, or 49.6%. Other operating expenses for the six months ended June 30, 2021 were $5.8 million compared to $4.3 million for the six months ended June 30, 2020, an increase of $1.5 million, or 33.7%. These increases were primarily due to higher mortgage and other real estate owned related expenses, as well as increased operating and customer service expenses. Included in other expenses for the six months ended June 30, 2021 and 2020 were directors’ fees of approximately $205,000 and $184,000, respectively.

Income Tax Expense

Income tax expense for the three months ended June 30, 2021 and 2020 was $4.7 million and $2.8 million, respectively. The Company’s effective tax rates were 24.7% and 26.7% for the three months ended June 30, 2021 and 2020, respectively.

Income tax expense for the six months ended June 30, 2021 and 2020 was $9.2 million and $6.4 million, respectively. The Company’s effective tax rates were 25.1% and 26.6% for the six months ended June 30, 2021 and 2020, respectively.

Financial Condition

Total assets increased $620.4 million, or 32.7%, to $2.52 billion at June 30, 2021 as compared to $1.90 billion at December 31, 2020. The increase in total assets was primarily attributable to increases in loans of $461.4 million and cash and due from banks of $168.5 million, partially offset by a $5.3 million decrease in federal funds sold, a $3.5 million decrease in the mortgage servicing asset and a $3.7 million increase in the allowance for loan losses.

Loans

Gross loans increased $464.5 million, or 28.4%, to $2.10 billion as of June 30, 2021 as compared to $1.63 billion as of December 31, 2020. Our loan growth during the six months ended June 30, 2021 was comprised of an increase of $13.0 million, or 28.5%, in construction and development loans, a decrease of $1.8 million, or 0.4%, in commercial real estate loans, a decrease of $3.2 million, or 2.3%, in commercial and industrial loans, an increase of $456.4 million, or 46.8%, in residential real estate loans and a decrease of $14,000, or 7.7%, in consumer and other loans. Included in commercial and industrial loans are PPP loans totaling $93.1 million and unearned PPP fees of $3.5 million as of June 30, 2021. There were no loans classified as held for sale as of June 30, 2021 or December 31, 2020.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	June 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$58,668	2.8%	$45,653	2.8%
Commercial real estate	475,658	22.7%	477,419	29.2%
Commercial and industrial	134,076	6.4%	137,239	8.4%
Residential real estate	1,430,843	68.1%	974,445	59.6%
Consumer and other	169	—%	183	—%
Gross loans	$2,099,414	100.0%	$1,634,939	100.0%
Less unearned income	(7,647)		(4,595)
Total loans held for investment	$2,091,767		$1,630,344

SBA Loan Servicing

As of June 30, 2021 and December 31, 2020, we serviced $549.2 million and $507.4 million, respectively, in SBA loans for others. The size our SBA loan servicing portfolio continues to grow as we have consistently originated and sold portions of the SBA loans we originate while retaining loan servicing rights. We carried a servicing asset of $11.2 million and $9.6 million at June 30, 2021 and December 31, 2020, respectively. See Note 4 of our consolidated financial statements as of June 30, 2021, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three and six months ended June 30, 2021 and 2020.

Residential Mortgage Loan Servicing

As of June 30, 2021, we serviced $746.7 million in residential mortgage loans for others compared to $961.7 million as of December 31, 2020. We carried a servicing asset, net of amortization, of $9.5 million and $13.0 million at June 30, 2021 and December 31, 2020, respectively. Amortization relating to the mortgage loan servicing asset was $1.6 million and $3.1 million, respectively, for the three and six months ended June 30, 2021 compared to $1.3 million and $2.6 million for the same periods in 2020. During the three months ended June 30, 2021, we recorded a fair value impairment of $603,000 on our mortgage servicing asset compared to a $531,000 fair value impairment recovery recorded for the same period in 2020. During the six months ended June 30, 2021, we recorded a fair value impairment of $403,000 on our mortgage servicing asset compared to a fair value impairment of $353,000 for the same period in 2020. See Note 5 of our consolidated financial statements as of June 30, 2021, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and six months ended June 30, 2021 and 2020.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the second quarter of 2021. The continuing effects of the COVID-19 pandemic will likely have an impact on our asset quality, but the full extent of such impact is unknown at this point. Nonperforming loans were $9.4 million at June 30, 2021 compared to $13.1 million at December 31, 2020. The decrease from December 31, 2020 to June 30, 2021 was primarily attributable to a $3.6 million decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2021 and year ended December 31, 2020.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. Nonaccrual loans at June 30, 2021 comprised of $1.2 million of commercial real estate loans, $29,000 in commercial and industrial loans and $5.4 million in residential real estate loans. Nonaccrual loans at December 31, 2020 comprised of $2.9 million in commercial real estate loans, $34,000 in commercial and industrial loans, and $7.3 million in residential real estate loans.

(Dollars in thousands)	June 30, 2021	December 31, 2020
Nonaccrual loans	$6,623	$10,203
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	2,753	2,891
Total nonperforming loans	9,376	13,094
Other real estate owned	4,656	3,844
Total nonperforming assets	$14,032	$16,938
Nonperforming loans to gross loans	0.45%	0.80%
Nonperforming assets to total assets	0.56%	0.89%
Allowance for loan losses to nonperforming loans	147.82%	77.40%
(1)	For purposes of the table above, nonperforming and past due loans exclude COVID-19 loan modifications.

At June 30, 2021, 11.9% of the Company’s loan portfolio, or $249.6 million, was in sectors we expect to be the most sensitive to the COVID-19 pandemic. Within this group, the hotel industry and the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic, represented $129.4 million and $35.6 million, respectively. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings. As of June 30, 2021, we had non-SBA commercial loans and residential mortgages with outstanding balances of $15.3 million and $737,000, respectively, who were under approved payment deferrals. As of March 31, 2021, we had non-SBA commercial loans and residential mortgages with outstanding balances of $26.5 million and $5.2 million, respectively, who were under approved payment deferrals. As of June 30, 2021, we had seven SBA loans under approved payment deferrals with outstanding gross loan balances totaling $13.3 million ($3.3 million unguaranteed book balance). As of March 31, 2021, we had approved payment deferrals for 14 SBA loans with outstanding gross loan balances totaling $32.6 million ($8.1 million unguaranteed book balance). See Notes 1 and 3 of our consolidated financial statements as of June 30, 2021, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

Allowance for Loan Losses

The allowance for loan losses was $13.9 million at June 30, 2021 compared to $10.1 million at December 31, 2020, an increase of $3.8 million, or 36.8%. We continue to include qualitative factors in our allowance for loan losses calculation in light of the continued economic uncertainties caused by the ongoing COVID-19 pandemic, partially resulting in the increased provision expense recorded during the three and six months ended June 30, 2021 along with the growth in our loan portfolio. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands )	2021	2020	2021	2020
Balance, beginning of period	$11,735	$6,859	$10,135	$6,839
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	26	—	26	—
Commercial and industrial	60	—	64	—
Residential real estate	—	—	—	—
Consumer and other	—	48	—	71
Total charge-offs	86	48	90	71
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	3	3	6	5
Commercial and industrial	—	—	—	25
Residential real estate	—	—	—	—
Consumer and other	3	19	5	35
Total recoveries	6	22	11	65
Net charge-offs/(recoveries)	80	26	79	6
Provision for loan losses	2,205	1,061	3,804	1,061
Balance, end of period	$13,860	$7,894	$13,860	$7,894
Total loans at end of period	$2,099,414	$1,369,894	$2,099,414	$1,369,894
Average loans(1)	1,979,556	1,330,729	1,867,247	1,278,784
Net charge-offs to average loans	0.02%	0.01%	0.01%	0.00%
Allowance for loan losses to total loans	0.66%	0.58%	0.66%	0.58%
(1)	Excludes loans held for sale

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of June 30, 2021. With the continuing impact of the COVID-19 (and the variants thereof) pandemic leading to significant market changes and high degrees of uncertainty in the U.S. economy, the impact on collectability is not currently known, and it is possible that additional provisions for credit losses could be needed in future periods.

Deposits

Total deposits increased $494.9 million, or 33.4%, to $1.97 billion at June 30, 2021 compared to $1.48 billion at December 31, 2020. The increase was primarily due to the $155.1 million increase in noninterest-bearing demand deposits, $266.9 million increase in money market accounts, $16.3 million increase in interest-bearing demand deposits, and a $46.3 million increase in time deposits. The increase in money market accounts was mostly due to the increase of $254.8 million in brokered money market balances during the six months ended June 30, 2021. The increase in noninterest-bearing deposits was partially due to a large portion of our PPP loan funds being deposited into our customer’s accounts at the Bank. As of June 30, 2021 and December 31, 2020, 31.3% of total deposits were comprised of noninterest-bearing demand accounts and 68.7% of interest-bearing deposit accounts.

We had $422.6 million of brokered deposits, or 21.4% of total deposits, at June 30, 2021 compared to $162.9 million, or 11.0% of total deposits, at December 31, 2020. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,
	2021		2020
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$561,170	—%	$377,136	—%
Interest-bearing demand deposits	78,953	0.19	45,787	0.20
Savings and money market deposits	325,598	0.37	226,079	0.73
Brokered money market deposits	361,694	0.10	—	—
Time deposits	521,217	0.38	632,257	1.69
Total interest-bearing deposits	1,287,462	0.29	904,123	1.38
Total deposits	$1,848,632	0.20	$1,281,259	0.97

	Six Months Ended June 30,
	2021		2020
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$522,645	—%	$338,112	—%
Interest-bearing demand deposits	73,221	0.20	43,567	0.20
Savings and money market deposits	320,962	0.37	216,098	1.03
Brokered money market deposits	302,577	0.10	—	—
Time deposits	506,646	0.44	679,145	1.91
Total interest-bearing deposits	1,203,406	0.32	938,810	1.63
Total deposits	$1,726,051	0.22	$1,276,922	1.20

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At June 30, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $647.7 million and $522.8 million, respectively. At June 30, 2021 and December 31, 2020, we had $200.0 million and $110.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at June 30, 2021 and December 31, 2020. We did not have any advances outstanding under these agreements as of June 30, 2021 and December 31, 2020.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. To provide more liquidity in response to the COVID-19 pandemic, the FRB has taken steps to encourage broader use of the discount window. As of June 30, 2021 and December 31, 2020, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the FRB’s discount window in the amount of $10.0 million with no borrowings outstanding as of June 30, 2021 and December 31, 2020. The FRB discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $37.4 million as of June 30, 2021.

At June 30, 2021 and December 31, 2020, we had $200.0 million and $110.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $447.7 million and $412.8 million of additional borrowing availability with the FHLB as of June 30, 2021 and December 31, 2020, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Bank’s capital ratios as of June 30, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2021 and December 31, 2020. As of December 31, 2020, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2020 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession brought about by COVID-19, its reported and regulatory capital ratios could be adversely impacted in future periods.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	June 30, 2021	December 31, 2020	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	18.72%	20.86%	N/A	N/A	N/A
Bank	17.88%	19.54%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	17.75%	20.00%	N/A	N/A	N/A
Bank	16.91%	18.68%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)
Consolidated	17.75%	20.00%	N/A	N/A	N/A
Bank	16.91%	18.68%	4.50%	7.00%	6.50%
Tier 1 capital (to average assets)
Consolidated	11.14%	13.44%	N/A	N/A	N/A
Bank	10.61%	12.55%	4.00%	4.00%	5.00%

Dividends

On July 21, 2021, we declared a cash dividend of $0.12 per share, payable on August 12, 2021, to common shareholders of record as of August 3, 2021. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of June 30, 2021, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of June 30, 2021 and December 31, 2020.

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

Our board of directors establishes broad policy limits with respect to interest rate risk. As part of this policy, the asset liability committee, or ALCO, establishes specific operating guidelines within the parameters of the board of directors’ policies. In general, the ALCO focuses on ensuring a stable and steadily increasing flow of net interest income through  managing the size and mix of the balance sheet. The management of interest rate risk is an active process which encompasses monitoring loan and deposit flows complemented by investment and funding activities. Effective management of interest rate risk begins with understanding the dynamic characteristics of assets and liabilities and determining the appropriate interest rate risk posture given business forecasts, management objectives, market expectations, and policy constraints.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2021 and December 31, 2020 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-100	+200	-100
June 30, 2021	0.00%	(0.50)%	(4.80)%	(11.20)%
December 31, 2020	1.90%	0.50%	(2.00)%	(7.10)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
June 30, 2021	(1.50)%	1.00%	1.70%	(11.40)%
December 31, 2020	3.90%	4.20%	2.60%	(10.30)%

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

In addition to interest rate risk, the COVID-19 (and the variants thereof) pandemic and any additional stay-at-home and self-distancing mandates will likely expose us to additional market value risk. Protracted closures, furloughs and lay-offs have curtailed economic activity, and any additional measures will likely continue to curtail economic activity and could result in lower fair values for collateral in our loan portfolio.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2021, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There has been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2021 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common shares for the three months ended June 30, 2021.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans of Programs	the Plans or Programs
April 27, 2021 to April 30, 2021	10,370	16.07	10,370	989,630
May 1, 2021 to May 31, 2021	81,779	16.61	81,779	907,851
June 1, 2021 to June 30, 2021	105,228	17.94	105,228	802,623
Total	197,377	17.25	197,377	802,623

On April 23, 2021, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to 1,000,000 shares of its common stock. The share repurchase program began on April 27, 2021 and will end on December 31, 2021. The repurchases are made in compliance with all SEC rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits share repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time.

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

METROCITY BANKSHARES, INC.

Date: August 9, 2021	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: August 9, 2021	By:	/s/ Farid Tan
Farid Tan
President and Chief Financial Officer