Form 10-Q
period 2021-09-30
MetroCity Bankshares, Inc.
filed 2021-11-05
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021

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

As of November 2, 2021, the registrant had 25,465,236 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

September 30, 2021

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets:
Cash and due from banks	$250,995	$140,744
Federal funds sold	2,294	9,944
Cash and cash equivalents	253,289	150,688
Equity securities	993	—
Securities available for sale (at fair value)	16,507	18,117
Loans, less allowance for loan losses of $16,445 and $10,135, respectively	2,345,260	1,620,209
Accrued interest receivable	10,737	10,671
Federal Home Loan Bank stock	12,201	6,147
Premises and equipment, net	13,302	13,854
Operating lease right-of-use asset	9,672	10,348
Foreclosed real estate, net	4,374	3,844
SBA servicing asset, net	10,916	9,643
Mortgage servicing asset, net	8,593	12,991
Bank owned life insurance	59,061	35,806
Other assets	5,323	5,171
Total assets	$2,750,228	$1,897,489

Liabilities:
Deposits:
Non-interest-bearing demand	$640,312	$462,909
Interest-bearing	1,471,515	1,016,980
Total deposits	2,111,827	1,479,889

Federal Home Loan Bank advances	300,000	110,000
Other borrowings	468	483
Operating lease liability	10,241	10,910
Accrued interest payable	208	222
Other liabilities	51,330	51,154
Total liabilities	$2,474,074	$1,652,658

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,465,236 and 25,674,573 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	255	257
Additional paid-in capital	51,181	55,674
Retained earnings	224,711	188,705
Accumulated other comprehensive income	7	195
Total shareholders' equity	276,154	244,831
Total liabilities and shareholders' equity	$2,750,228	$1,897,489

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income:
Loans, including fees	$29,127	$17,880	$77,355	$56,214
Other investment income	196	187	525	1,265
Federal funds sold	1	64	4	291
Total interest income	29,324	18,131	77,884	57,770

Interest expense:
Deposits	968	2,046	2,879	9,656
FHLB advances and other borrowings	167	146	457	422
Total interest expense	1,135	2,192	3,336	10,078

Net interest income	28,189	15,939	74,548	47,692

Provision for loan losses	2,579	1,450	6,383	2,511

Net interest income after provision for loan losses	25,610	14,489	68,165	45,181

Noninterest income:
Service charges on deposit accounts	446	309	1,230	962
Other service charges, commissions and fees	4,147	2,076	11,422	5,322
Gain on sale of residential mortgage loans	—	—	—	2,529
Mortgage servicing income, net	132	235	(659)	1,390
Gain on sale of SBA loans	3,358	2,265	8,057	4,842
SBA servicing income, net	1,212	2,931	5,250	5,406
Other income	237	148	1,012	622
Total noninterest income	9,532	7,964	26,312	21,073

Noninterest expense:
Salaries and employee benefits	8,679	6,416	22,293	18,678
Occupancy and equipment	1,295	1,302	3,822	3,790
Data processing	257	287	848	765
Advertising	131	127	393	428
Other expenses	2,749	2,018	8,556	6,362
Total noninterest expense	13,111	10,150	35,912	30,023

Income before provision for income taxes	22,031	12,303	58,565	36,231
Provision for income taxes	5,149	2,918	14,309	9,291
Net income available to common shareholders	$16,882	$9,385	$44,256	$26,940

Earnings per share:
Basic	$0.66	$0.37	$1.73	$1.05
Diluted	$0.66	$0.36	$1.71	$1.05

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$16,882	$9,385	$44,256	$26,940

Other comprehensive (loss) gain:

Unrealized holding gains (losses) on securities available for sale	(11)	64	(53)	197
Net changes in fair value of cash flow hedges	(200)	—	(200)	—
Tax effect	54	(21)	65	(31)

Other comprehensive (loss) gain	(157)	43	(188)	166

Comprehensive income	$16,725	$9,428	$44,068	$27,106

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, July 1, 2021	25,578,668	$256	$52,924	$210,910	$164	$264,254
Net income	—	—	—	16,882	—	16,882
Stock based compensation expense	—	—	378	—	—	378
Repurchase of common stock	(113,432)	(1)	(2,121)	—	—	(2,122)
Other comprehensive loss	—	—	—	—	(157)	(157)
Dividends on common stock ($0.12 per share)	—	—	—	(3,081)	—	(3,081)
Balance, September 30, 2021	25,465,236	$255	$51,181	$224,711	$7	$276,154

Balance, July 1, 2020	25,674,067	$257	$54,524	$174,518	$122	$229,421
Net income	—	—	—	9,385	—	9,385
Stock based compensation expense	—	—	574	—	—	574
Other comprehensive income	—	—	—	—	43	43
Dividends on common stock ($0.09 per share)	—	—	—	(2,327)	—	(2,327)
Balance, September 30, 2020	25,674,067	$257	$55,098	$181,576	$165	$237,096

Nine Months Ended:
Balance, January 1, 2021	25,674,573	$257	$55,674	$188,705	$195	$244,831
Net income	—	—	—	44,256	—	44,256
Stock based compensation expense	—	—	1,049	—	—	1,049
Vesting of restricted stock	101,472	1	(1)	—	—	—
Repurchase of common stock	(310,809)	(3)	(5,541)	—	—	(5,544)
Other comprehensive loss	—	—	—	—	(188)	(188)
Dividends on common stock ($0.32 per share)	—	—	—	(8,250)	—	(8,250)
Balance, September 30, 2021	25,465,236	$255	$51,181	$224,711	$7	$276,154

Balance, January 1, 2020	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	26,940	—	26,940
Stock based compensation expense	—	—	1,246	—	—	1,246
Vesting of restricted stock	144,176	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	166	166
Dividends on common stock ($0.31 per share)	—	—	—	(7,980)	—	(7,980)
Balance, September 30, 2020	25,674,067	$257	$55,098	$181,576	$165	$237,096

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net income	$44,256	$26,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,173	2,193
Provision for loan losses	6,383	2,511
Stock based compensation expense	1,049	1,246
Unrealized losses recognized on equity securities	7	—
Loss (gain) on sale of foreclosed real estate	93	(99)
Writedown of foreclosed real estate	—	141
Origination of residential real estate loans held for sale	—	(6,992)
Proceeds from sales of residential real estate loans	—	95,314
Gain on sale of residential mortgages	—	(2,529)
Origination of SBA loans held for sale	(95,764)	(104,762)
Proceeds from sales of SBA loans held for sale	103,821	109,604
Gain on sale of SBA loans	(8,057)	(4,842)
Increase in cash value of bank owned life insurance	(755)	(359)
Increase in accrued interest receivable	(66)	(2,898)
Increase in SBA servicing rights	(1,273)	(1,985)
Decrease in mortgage servicing rights	4,398	3,469
Increase in other assets	(87)	(3,010)
Decrease in accrued interest payable	(14)	(580)
(Decrease) increase in other liabilities	(1,271)	20,311
Net cash flow provided by operating activities	54,893	133,673

Cash flow from investing activities:
Purchases of securities under resell agreements	—	(25,000)
Purchases of securities available for sale	(1,034)	(3,719)
Purchases of equity securities	(1,000)	—
Proceeds from maturities, calls or paydowns of securities available for sale	2,539	1,374
Purchase of Federal Home Loan Bank stock	(6,054)	(1,881)
Increase in loans, net	(732,246)	(300,108)
Purchases of premises and equipment	(333)	(481)
Proceeds from sales of foreclosed real estate owned	189	1,459
Purchase of bank owned life insurance	(22,500)	(15,000)
Net cash flow used by investing activities	(760,439)	(343,356)

Cash flow from financing activities:
Dividends paid on common stock	(8,232)	(7,975)
Repurchases of common stock	(5,544)	—
Increase in deposits, net	631,938	30,414
Decrease in other borrowings, net	(15)	(2,638)
Proceeds from Federal Home Loan Bank advances	270,000	40,000
Repayments of Federal Home Loan Bank advances	(80,000)	—
Net cash flow provided by financing activities	808,147	59,801

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020

Net change in cash and cash equivalents	102,601	(149,882)
Cash and cash equivalents at beginning of period	150,688	276,413

Cash and cash equivalents at end of period	$253,289	$126,531

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$812	$1,360

Initial recognition of operating lease right-of-use assets	$560	$131

Initial recognition of operating lease liabilities	$560	$131

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$3,350	$10,658

Income taxes	$17,932	$11,639

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements include the accounts of MetroCity Bankshares, Inc. (“Company”) and its wholly-owned subsidiary, Metro City Bank (the “Bank”). The Company owns 100% of the Bank. The “Company” or “our,” as used herein, includes Metro City Bank unless the context indicates that we refer only to MetroCity Bankshares, Inc.

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

Operating results for the three and nine month period ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Company’s 2020 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first nine months of 2021 which had a significant effect on the Company’s results of operations or statement of financial condition with the exception of the following two new accounting policies adopted during the third quarter of 2021. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Equity Securities. Equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized as a component of Other Income in the Consolidated Statements of Income.

Interest Rate Swaps. The Company may use interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various financial instruments. The Company utilizes interest rate swap agreements as part of its asset/liability management strategy to help manage its interest-rate risk position. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed time period. The notional amounts of the interest rate swap are correlated to match the underlying asset or liability and do not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

The Company determines the effectiveness of cash flow hedges at the inception of the derivative contract based on the Company’s intentions and belief as to the likely effectiveness as a hedge. Cash flow hedges represent a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to the recognized asset or liability. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income (loss) and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. The changes in fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income. Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedge items, as well as the risk management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair value or cash flows of hedged items. The Company will discontinue the hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged items, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into income over the same periods in which the hedged transactions will affect income.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2021. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2021 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Operating, Accounting and Reporting Considerations Related to COVID-19

The COVID-19 pandemic has negatively impacted the global economy, including the Company’s market areas. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

●	Accounting for Loan Modifications - The CARES Act provided that financial institutions may elect to suspend (1) the requirements under GAAP for certain loan modifications that would otherwise be categorized as a troubled debt restructure (“TDR”) and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. The Consolidated Appropriations Act (“CAA”), signed into law on December 27, 2020, extended the applicable period to include modification to loans held by financial institutions executed between March 1, 2020 and the earlier of (i) January 1, 2022, or (ii) 60 days after the date of termination of the COVID-19 national emergency.
●	Paycheck Protection Program - The CARES Act established the Paycheck Protection Program (“PPP”), an expansion of the Small Business Administration’s (“SBA”) 7(a) loan program and the Economic Injury Disaster Loan Program (“EIDL”), administered directly by the SBA. The CAA provided several amendments to the PPP, including additional funding for first and second draws of PPP loans up to March 31, 2021. On March 30, 2021, the PPP Extension Act of 2021 was signed into law, which extended the program to May 31, 2021. The Company was a participant in the PPP.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30, 2021
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$7,146	$—	$—	$7,146
States and political subdivisions	8,181	214	(22)	8,373
Mortgage-backed GSE residential	972	16	—	988
Total	$16,299	$230	$(22)	$16,507

	December 31, 2020
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,182	247	—	7,429
Mortgage-backed GSE residential	1,368	14	—	1,382
Total	$17,856	$261	$—	$18,117

The amortized costs and estimated fair values of investment securities available for sale at September 30, 2021 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$7,411	$7,411
Due after one year but less than five years	1,971	2,051
Due after five years but less than ten years	5,945	6,057
Due in more than ten years	—	—
Mortgage-backed GSE residential	972	988
Total	$16,299	$16,507

There were no securities pledged as of September 30, 2021 and December 31, 2020 to secure public deposits and repurchase agreements. There were no securities sold during the three and nine months ended September 30, 2021 and 2020.

Information pertaining to securities with gross unrealized losses at September 30, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below. There were no securities in an unrealized loss position at December 31, 2020.

	September 30, 2021
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$22	$2,196	$—	$—
Total	$22	$2,196	$—	$—

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

At September 30, 2021, the two securities available for sale with an unrealized loss have depreciated 0.99% from the Company’s amortized cost basis. These securities have not been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized loss on two investments in state and political subdivision bonds relate to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Because the Company does not plan to sell these investments, and because it is not more likely than not that the Company will be required to sell these investments before the recovery of the par value, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at September 30, 2021.

Equity Securities

As of September 30, 2021 and December 31, 2020, the Company had equity securities with carrying values totaling $993,000 and $0, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three and nine months ended September 30, 2021, we recognized an unrealized loss of $7,000 in net income on our equity securities. No unrealized gains or losses on equity securities were recognized in net income during the three and nine months ended September 30, 2020.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30, 2021 and December 31, 2020 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Construction and development	$64,140	$45,653
Commercial real estate	503,417	477,419
Commercial and industrial	82,099	137,239
Residential real estate	1,718,593	974,445
Consumer and other	238	183
Total loans receivable	2,368,487	1,634,939
Unearned income	(6,782)	(4,595)
Allowance for loan losses	(16,445)	(10,135)
Loans, net	$2,345,260	$1,620,209

Included in the commercial and industrial loans are PPP loans totaling $42.0 million and $92.4 million as of September 30, 2021 and December 31 2020, respectively.

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

A summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2021 and 2020 is as follows:

	Three Months Ended September 30, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$211	$7,162	$599	$5,888	$—	$—	$13,860
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	4	—	—	2	—	6
Provision	19	(3,246)	4,601	1,207	(2)	—	2,579
Ending balance	$230	$3,920	$5,200	$7,095	$—	$—	$16,445

	Three Months Ended September 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$263	$3,768	$404	$3,423	$36	$—	$7,894
Charge-offs	—	—	—	—	(17)	—	(17)
Recoveries	—	3	—	—	9	—	12
Provision	(113)	1,381	(79)	272	(11)	—	1,450
Ending balance	$150	$5,152	$325	$3,695	$17	$—	$9,339

	Nine Months Ended September 30, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Charge-offs	—	(26)	(64)	—	—	—	(90)
Recoveries	—	10	—	—	7	—	17
Provision	52	(1,225)	4,826	2,745	(15)	—	6,383
Ending balance	$230	$3,920	$5,200	$7,095	$—	$—	$16,445

	Nine Months Ended September 30, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	—	—	—	(89)	—	(89)
Recoveries	—	8	25	—	45	—	78
Provision	19	2,824	(148)	238	(30)	(392)	2,511
Ending balance	$150	$5,152	$325	$3,695	$17	$—	$9,339

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$286	$—	$—	$—	$—	$286
Collectively evaluated for impairment	230	3,634	5,200	7,095	—	—	16,159
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$230	$3,920	$5,200	$7,095	$—	$—	$16,445
Loans:
Individually evaluated for impairment	$—	$4,460	$231	$4,671	$—	$—	$9,362
Collectively evaluated for impairment	63,826	497,080	80,062	1,711,137	238	—	2,352,343
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$63,826	$501,540	$80,293	$1,715,808	$238	$—	$2,361,705

	December 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$444	$56	$—	$—	$—	$500
Collectively evaluated for impairment	178	4,717	382	4,350	—	—	9,627
Acquired with deteriorated credit quality	—	—	—	—	8	—	8
Total ending allowance balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Loans:
Individually evaluated for impairment	$—	$6,245	$322	$7,309	$—	$—	$13,876
Collectively evaluated for impairment	45,497	469,322	134,330	967,136	141	—	1,616,426
Acquired with deteriorated credit quality	—	—	—	—	42	—	42
Total ending loans balance	$45,497	$475,567	$134,652	$974,445	$183	$—	$1,630,344

Impaired loans as of September 30, 2021 and December 31, 2020, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
September 30, 2021	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	4,460	2,915	1,567	4,482	286
Commercial and industrial	231	235	—	235	—
Residential real estate	4,671	4,671	—	4,671	—
Total	$9,362	$7,821	$1,567	$9,388	$286

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,245	3,768	2,505	6,273	444
Commercial and industrial	322	232	94	326	56
Residential real estate	7,309	7,309	—	7,309	—
Total	$13,876	$11,309	$2,599	$13,908	$500

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three and nine months ended September 30, 2021 and 2020, by portfolio segment, are summarized in the tables below.

	Three Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$—	$—
Commercial real estate	4,457	45	8,373	118
Commercial and industrial	234	3	246	4
Residential real estate	4,963	13	6,784	8
Total	$9,654	$61	$15,403	$130

	Nine Months Ended September 30,
	2021		2020
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$136	$—
Commercial real estate	5,303	202	7,315	442
Commercial and industrial	268	9	470	20
Residential real estate	6,147	30	7,343	73
Total	$11,718	$241	$15,264	$535

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of September 30, 2021 and December 31, 2020:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
September 30, 2021	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$63,826	$—	$—	$—	$—	$63,826
Commercial real estate	500,285	—	—	—	1,255	501,540
Commercial and industrial	80,264	—	—	—	29	80,293
Residential real estate	1,709,424	1,713	—	1,713	4,671	1,715,808
Consumer and other	238	—	—	—	—	238
Total	$2,354,037	$1,713	$—	$1,713	$5,955	$2,361,705

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2020	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$45,497	$—	$—	$—	$—	$45,497
Commercial real estate	472,707	—	—	—	2,860	475,567
Commercial and industrial	134,463	155	—	155	34	134,652
Residential real estate	946,144	20,992	—	20,992	7,309	974,445
Consumer and other	183	—	—	—	—	183
Total	$1,598,994	$21,147	$—	$21,147	$10,203	$1,630,344
(1)	For the tables above, nonperforming and past due loans exclude COVID-19 loan modifications.

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk. There are six loan risk ratings (grades 1-6) included in loans rated Pass.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
September 30, 2021	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$63,826	$496,752	$79,596	$1,710,658	$238	$2,351,070
Special Mention	—	—	—	—	—	—
Substandard	—	4,788	697	5,150	—	10,635
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$63,826	$501,540	$80,293	$1,715,808	$238	$2,361,705

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2020	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$45,497	$469,968	$133,852	$967,136	$183	$1,616,636
Special Mention	—	—	—	—	—	—
Substandard	—	5,599	800	7,309	—	13,708
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$45,497	$475,567	$134,652	$974,445	$183	$1,630,344

Troubled Debt Restructures:

The restructuring of a loan is considered a “troubled debt restructuring” or “TDR” if both (i) the borrower is experiencing financial difficulties and (ii) the Company has granted a concession. Under certain circumstances, it may be beneficial to restructure the terms of a loan and work with the borrower for the benefit of both parties, versus forcing the property into foreclosure and having to dispose of it in an unfavorable real estate market. When we have modified the terms of a loan, we usually either reduce or defer payments for a period of time. We have not forgiven any material principal amounts on any loan modifications to date. Nonperforming TDRs are generally placed on non-accrual under the same criteria as all other loans.

TDRs as of September 30, 2021 and December 31, 2020 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
September 30, 2021	Accruing	Nonaccrual	Total
Commercial real estate	$2,706	$479	$3,185
Commercial and industrial	20	—	20
Total	$2,726	$479	$3,205

(Dollars in thousands)
December 31, 2020	Accruing	Nonaccrual	Total
Commercial real estate	$2,870	$479	$3,349
Commercial and industrial	21	1	22
Total	$2,891	$480	$3,371

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company allocated a specific reserve of $240,000 and $296,000 as of September 30, 2021 and December 31, 2020, respectively, and recognized no partial charge offs on the TDR loans described above during the three and nine months ended September 30, 2021 and 2020. No TDRs defaulted during the three and nine months ended September 30, 2021 and 2020.

We did not modify any loans as a troubled debt restructuring during the three and nine months ended September 30, 2021. During the year ended December 31, 2020, we modified one commercial real estate loan as a troubled debt restructuring. The total recorded investment in the modified loan was $493,000 as of December 31, 2020. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At September 30, 2021, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

Loans are modified to minimize loan losses when we believe the modification will improve the borrower’s financial condition and ability to repay the loan. We typically do not forgive principal. We generally either defer or decrease monthly payments for a temporary period of time. A summary of the types of concessions for loans classified as troubled debt restructurings are presented in the table below:

(Dollars in thousands)	September 30,	December 31,
Type of Concession	2021	2020
Deferral of payments	$492	$505
Extension of maturity date	2,713	2,866
Total TDR loans	$3,205	$3,371

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	4	$3,197	5	$3,364
Commercial and industrial	1	21	2	23
Total	5	$3,218	7	$3,387

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

As of September 30, 2021, non-SBA commercial loans and residential mortgages with outstanding balances of $8.1 million and $2.5 million, respectively, were under approved payment deferrals. As of September 30, 2021, SBA loans with outstanding gross loan balance totaling $11.7 million ($2.9 million unguaranteed book balance) had been approved for three month payment deferrals.

As of September 30, 2021, there were no deferred loans that were delinquent or on nonaccrual status and none were risk rated “special mention” or worse.  The Company evaluates its deferred loans after the initial deferral period and will either return to the original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a downgrade in risk rating is appropriate.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of September 30, 2021 and December 31, 2020, the unpaid principal balances of serviced loans totaled $549.8 million and $507.4 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Beginning of period	$10,983	$8,422	$9,488	$8,162
Change in fair value	(228)	1,581	1,267	1,841
End of period, fair value	$10,755	$10,003	$10,755	$10,003

Fair value at September 30, 2021 and December 31, 2020 was determined using discount rates ranging from 4.55% to 10.18% and 4.67% to 10.89%, respectively, and prepayment speeds ranging from 14.89% to 19.69% and 14.04% to 17.71%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $161,000 and $155,000 at September 30, 2021 and December 31, 2020, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at September 30, 2021 and December 31, 2020 was $669.4 million and $961.7 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mortgage loan servicing rights:	2021	2020	2021	2020
Beginning of period	$9,529	$16,064	$12,991	$18,068
Additions	—	—	—	984
Amortization expense	(1,356)	(1,376)	(4,415)	(4,011)
Valuation allowance	420	(89)	17	(442)
End of period, carrying value	$8,593	$14,599	$8,593	$14,599

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Valuation allowance:	2021	2020	2021	2020
Beginning balance	$1,044	$353	$641	$—
Additions expensed	—	89	603	442
Reductions credited to operations	(420)	—	(620)	—
Direct write-downs	—	—	—	—
Ending balance	$624	$442	$624	$442

The fair value of servicing rights was $8.7 million and $13.1 million at September 30, 2021 and December 31, 2020, respectively. Fair value at September 30, 2021 was determined by using a discount rate of 13.5%, prepayment speeds of 21.9%, and a weighted average default rate of 1.18%. Fair value at December 31, 2020 was determined using a discount rate of 14%, prepayment speeds of 20.7%, and a weighted average default rate of 1.16%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2021 and December 31, 2020 are summarized as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Fixed rate advance maturing January 22, 2021; fixed rate of 0.22%	$—	$30,000
Fixed rate advance maturing October 4, 2021; fixed rate of 0.18%	50,000	—
Convertible advance maturing August 6, 2029; fixed rate of 0.85%	20,000	20,000
Convertible advance maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance maturing February 1, 2030; fixed rate of 0.59%	20,000	20,000
Convertible advance maturing June 17, 2031; fixed rate of 0.05%	50,000	—
Convertible advance maturing June 30, 2031; fixed rate of 0.04%	20,000	—
Convertible advance maturing August 18, 2031; fixed rate of 0.025%	50,000	—
Convertible advance maturing September 23, 2031; fixed rate of 0.04%	50,000	—
Total FHLB advances	$300,000	$110,000

At September 30, 2021, the Company had maximum borrowing capacity from the FHLB of $756.1 million based on the value of residential real estate loans pledged as collateral.

At September 30, 2021, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at September 30, 2021.

At September 30, 2021, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $33.9 million as of September 30, 2021. There were no outstanding borrowings on this line as of September 30, 2021.

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

The sold portion of SBA loans that have an interest only strip are considered secured borrowings and are included in other borrowings. Secured borrowings at September 30, 2021 and December 31, 2020 were $468,000 and $483,000, respectively.

NOTE 7 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through October 2029. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (“ROU”) asset and lease liability. None of our leases included options to terminate the lease and none had initial terms of 12 months or less (i.e. short-term leases). Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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

The components of lease cost for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Operating lease cost	$561	$546	$1,669	$1,636
Variable lease cost	40	47	125	142
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$601	$593	$1,794	$1,778

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
September 30, 2022	$1,973
September 30, 2023	2,010
September 30, 2024	1,889
September 30, 2025	1,726
September 30, 2026	1,473
After September 30, 2026	2,136
Total lease payments	11,207
Less: interest discount	(966)
Present value of lease liabilities	$10,241

Supplemental Lease Information	September 30, 2021
Weighted-average remaining lease term (years)	6.0
Weighted-average discount rate	3.06%

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,474	$1,535
Operating cash flows from operating leases (lease liability reduction)	$1,229	$1,257
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$560	$131

NOTE 8 – INTEREST RATE SWAPS

During September 2021, the Company entered into two separate interest rate swap agreements with notional amounts of $50.0 million each. These interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements begin in October 2023. The swap agreements were designated as cash flow hedges of our money market deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized loss of $200,000 at September 30, 2021 and is recorded in Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swap.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At September 30, 2021, there were no cash deposits pledged as collateral by the Company.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2021	December 31, 2021
Notional Amounts	$100,000	—
Weighted-average pay rate	1.33%	—
Weighted-average receive rate	0.08%	—
Weighted-average maturity	5.0 years	—
Net interest (expense) income	$—	$—

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2021 and December 31, 2020 include:

	September 30,	December 31,
(Dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$60,737	$51,457
Standby letters of credit	$4,932	$5,050

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $60.7 million of unused lines of credit and $4.9 million for standby letters of credit as of September 30, 2021. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of September 30, 2021 and December 31, 2020 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	September 30, 2021
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$7,146	$—	$—	$7,146
States and political subdivisions	8,373	—	8,373	—
Mortgage-backed GSE residential	988	—	988	—
Total securities available for sale	16,507	—	9,361	7,146

Equity securities	993	993	—	—
SBA servicing asset	10,755	—	—	10,755
Interest only strip	161	—	—	161
	$28,416	$993	$9,361	$18,062
Nonrecurring fair value measurements:
Impaired loans	$1,473	$—	$—	$1,473	$(5)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$200	$—	$200	$—

	December 31, 2020
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,429	—	7,429	—
Mortgage-backed GSE residential	1,382	—	1,382	—
Total securities available for sale	18,117	—	8,811	9,306

SBA servicing asset	9,488	—	—	9,488
Interest only strip	155	—	—	155
	$27,760	$—	$8,811	$18,949
Nonrecurring fair value measurements:
Impaired loans	$2,523	$—	$—	$2,523	$324
Foreclosed real estate, net	282	—	—	282	(141)
	$2,805	$—	$—	$2,805	$183

The Company used the following methods and significant assumptions to estimate fair value:

Securities, Available for Sale: The Company carries securities available for sale at fair value. For securities where quoted prices are not available (Level 2), the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The investments in the Company’s portfolio are generally not quoted on an exchange but are actively traded in the secondary institutional markets.

The Company owns certain SBA investments for which the fair value is determined using Level 3 hierarchy inputs and assumptions as the trading market for such securities was determined to be “not active.” This determination was based on the limited number of trades or, in certain cases, the existence of no reported trades. Discounted cash flows are calculated by a third party using interest rate curves that are updated to incorporate current market conditions, including prepayment vectors and credit risk. During time when trading is more liquid, broker quotes are used to validate the model.

Equity Securities: The Company carries equity securities at fair value. Equity securities are measured at fair value using quoted market prices on nationally recognized and foreign securities exchanges (Level 1).

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

Interest Rate Swaps: Exchange-traded derivatives are valued using quoted prices and are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the Company’s derivative positions are valued by third parties using their valuation models and confirmed by the Company. Since the model inputs can be observed in a liquid market and the models do not require significant judgement, such derivative contracts are classified within Level 2 of the fair value hierarchy. The Company’s interest rate swap contracts (designated as cash flow hedges) are classified within Level 2.

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2021 and 2020:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, July 1, 2021	$7,209	$10,983	$172	$—
Total loss included in income	—	(228)	(11)	—
Settlements	—	—	—	—
Prepayments/paydowns	(63)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2021	$7,146	$10,755	$161	$—

Fair value, July 1, 2020	$11,575	$8,422	$24	$—
Total gain included in income	—	1,581	146	—
Settlements	—	—	—	—
Prepayments/paydowns	(91)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2020	$11,484	$10,003	$170	$—

Nine Months Ended:
Fair value, January 1, 2021	$9,306	$9,488	$155	$—
Total gain included in income	—	1,267	6	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,160)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2021	$7,146	$10,755	$161	$—

Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total gain included in income	—	1,841	144	—
Settlements	—	—	—	—
Prepayments/paydowns	(952)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2020	$11,484	$10,003	$170	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at September 30, 2021 and December 31, 2020:

	Valuation	Unobservable	General
	Technique	Input	Range
September 30, 2021
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	14.89%-19.69%
		Discount rate	4.55%-10.18%
Nonrecurring:
Impaired loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2020
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	14.04%-17.71%
		Discount rate	4.67%-10.89%
Nonrecurring:
Impaired Loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020 are as follows:

	Carrying	Estimated Fair Value at September 30, 2021
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$253,289	$—	$253,289	$—	$253,289
Investment securities	17,500	993	9,361	7,146	17,500
FHLB stock	12,201	—	—	—	N/A
Loans, net	2,345,260	—	—	2,430,158	2,430,158
Accrued interest receivable	10,737	—	48	10,689	10,737
SBA servicing assets	10,755	—	—	10,755	10,755
Interest only strips	161	—	—	161	161
Mortgage servicing assets	8,593	—	—	8,672	8,672
Financial Liabilities:
Deposits	2,111,827	—	2,112,672	—	2,112,672
Federal Home Loan Bank advances	300,000	—	300,000	—	300,000
Other borrowings	468	—	468	—	468
Accrued interest payable	208	—	208	—	208
Interest rate swaps	200	—	200	—	200

	Carrying	Estimated Fair Value at December 31, 2020
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$150,688	$—	$150,688	$—	$150,688
Investment securities	18,117	—	8,811	9,306	18,117
FHLB stock	6,147	—	—	—	N/A
Loans, net	1,620,209	—	—	1,665,413	1,665,413
Accrued interest receivable	10,671	—	—	10,671	10,671
SBA servicing asset	9,488	—	—	9,488	9,488
Interest only strips	155	—	—	155	155
Mortgage servicing assets	12,991	—	—	13,069	13,069
Financial Liabilities:
Deposits	1,479,889	—	1,480,777	—	1,480,777
Federal Home Loan Bank advances	110,000	—	110,000	—	110,000
Other borrowings	483	—	483	—	483
Accrued interest payable	222	—	222	—	222

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of September 30, 2021, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2021 and December 31, 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of September 30, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$281,676	17.64%	N/A	N/A	N/A	N/A
Bank	271,738	17.03%	167,586	10.5%	159,605	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	265,231	16.61%	N/A	N/A	N/A	N/A
Bank	255,293	16.00%	135,665	8.5%	127,684	8.0%
Common Tier 1 (CET1)
Consolidated	265,231	16.61%	N/A	N/A	N/A	N/A
Bank	255,293	16.00%	111,724	7.0%	103,743	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	265,231	10.34%	N/A	N/A	N/A	N/A
Bank	255,293	9.96%	102,517	4.0%	128,146	5.0%
As of December 31, 2020:
Total Capital (to Risk Weighted Assets)
Consolidated	$245,128	20.86%	N/A	N/A	N/A	N/A
Bank	229,493	19.54%	123,314	10.5%	117,442	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	99,826	8.5%	93,954	8.0%
Common Tier 1 (CET1)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	82,209	7.0%	76,337	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	234,993	13.44%	N/A	N/A	N/A	N/A
Bank	219,357	12.55%	69,937	4.0%	87,421	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At September 30, 2021, 240,000 stock options had been granted and 441,651 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2021 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2021	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2021	240,000	$12.70

During the three months ended September 30, 2021 and 2020, the Company recognized compensation expense for stock options of $0 and $119,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense for stock options of $238,000 and $357,000, respectively. As of September 30, 2021 and December 31, 2020, there was $0 and $238,000, respectively, of total unrecognized compensation cost related to options granted under the 2018 Incentive Plan. As of September 30, 2021, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the nine months ended September 30, 2021 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2021	169,779	$11.52
Granted	66,396	17.21
Vested	(101,472)	12.14
Forfeited	—	—
Nonvested at September 30, 2021	134,703	$13.86

During the three months ended September 30, 2021 and 2020, the Company recognized compensation expense for restricted stock of $378,000 and $455,000, respectively. During the nine months ended September 30, 2021 and 2020, the Company recognized compensation expense for restricted stock of $811,000 and $889,000, respectively. As of September 30, 2021 and December 31, 2020, there was $1.7 million and $1.4 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of September 30, 2021, the cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
Basic earnings per share
Net Income	$16,882	$9,385	$44,256	$26,940

Weighted average common shares outstanding	25,507,814	25,674,067	25,607,986	25,593,560

Basic earnings per common share	$0.66	$0.37	$1.73	$1.05

Diluted earnings per share
Net Income	$16,882	$9,385	$44,256	$26,940

Weighted average common shares outstanding for basic earnings per common share	25,507,814	25,674,067	25,607,986	25,593,560
Add: Dilutive effects of restricted stock and options	221,229	184,674	197,494	180,940

Average shares and dilutive potential common shares	25,729,043	25,858,741	25,805,480	25,774,500

Diluted earnings per common share	$0.66	$0.36	$1.71	$1.05

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and nine months ended September 30, 2021 and 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2020 through September 30, 2021 and on our results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to twelve months. As of September 30, 2021, we had two non-SBA commercial customers with outstanding loan balances totaling $8.1 million that were under approved payment deferrals. This is a decline from the active payment deferrals as of June 30, 2021 that were granted to six non-SBA commercial customers with outstanding balances totaling $15.3 million. As of September 30, 2021, we had six SBA loans with outstanding gross loan balances totaling $11.7 million ($2.9 million unguaranteed book balance) that were under approved payment deferrals.

As of September 30, 2021, our residential real estate loan portfolio made up 72.6% of our total loan portfolio and had a weighted average amortized loan-to-collateral value ratio (“LTV”) of approximately 55.0%. As of September 30, 2021, only 0.1% of our residential mortgages remain on hardship payment deferral covering principal and interest payments for three months. This is a significant decrease from the first round of payment deferrals granted during the second quarter of 2020, which made up 19.2% of our residential mortgage balances as of June 30, 2020, and consistent with the last round of payment deferrals granted during the second quarter of 2021, which also made up 0.1% of our residential mortgage balances as of June 30, 2021.

As a preferred SBA lender, we participated in the Paycheck Protection Program (“PPP”) created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. During the first round of PPP funding in the second and third quarters of 2020, the Company approved and funded over 1,800 PPP loans totaling $97.0 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of November 3, 2021, the SBA had granted forgiveness for these PPP loans totaling $93.6 million, or 96.5% of PPP loans funded

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extended the authority of lenders to make PPP loans through May 31, 2021. We participated in this new round of PPP loan funding by offering first and second draw loans. As of September 30, 2021, the Company had approved and funded over 1,000 PPP loans totaling $62.0 million under this new round of PPP loan funding. As of November 3, 2021, the SBA had granted forgiveness for these PPP loans totaling $28.0 million, or 45.1% of PPP loans funded.

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

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of September 30, 2021, we had total assets of $2.75 billion, total loans of $2.36 billion, total deposits of $2.11 billion and total shareholders’ equity of $276.2 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2021 and 2020. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2021	2021	2021	2020	2020	2021	2020
Selected income statement data:
Interest income	$29,324	$25,888	$22,672	$19,839	$18,131	$77,884	$57,770
Interest expense	1,135	1,063	1,138	1,411	2,192	3,336	10,078
Net interest income	28,189	24,825	21,534	18,428	15,939	74,548	47,692
Provision for loan losses	2,579	2,205	1,599	956	1,450	6,383	2,511
Noninterest income	9,532	8,594	8,186	6,138	7,964	26,312	21,073
Noninterest expense	13,111	12,093	10,708	11,077	10,150	35,912	30,023
Income tax expense	5,149	4,728	4,432	3,079	2,918	14,309	9,291
Net income	16,882	14,393	12,981	9,454	9,385	44,256	26,940
Per share data:
Basic income per share	$0.66	$0.56	$0.51	$0.37	$0.37	$1.73	$1.05
Diluted income per share	$0.66	$0.56	$0.50	$0.37	$0.36	$1.71	$1.05
Dividends per share	$0.12	$0.10	$0.10	$0.09	$0.09	$0.32	$0.31
Book value per share (at period end)	$10.84	$10.33	$9.95	$9.54	$9.23	$10.84	$9.23
Shares of common stock outstanding	25,465,236	25,578,668	25,674,573	25,674,573	25,674,067	25,465,236	25,674,067
Weighted average diluted shares	25,729,043	25,833,328	25,881,827	25,870,885	25,858,741	25,805,480	25,774,500
Performance ratios:
Return on average assets	2.61%	2.53%	2.62%	2.14%	2.20%	2.59%	2.17%
Return on average equity	25.23	22.51	21.35	15.78	16.22	23.09	16.10
Dividend payout ratio	18.24	17.95	19.91	24.60	24.78	18.64	29.62
Yield on total loans	5.16	5.21	5.20	5.14	5.05	5.19	5.60
Yield on average earning assets	4.75	4.79	4.85	4.80	4.51	4.79	4.95
Cost of average interest bearing liabilities	0.28	0.31	0.38	0.56	0.91	0.32	1.35
Cost of deposits	0.28	0.29	0.36	0.55	0.94	0.30	1.41
Net interest margin	4.57	4.60	4.60	4.46	3.97	4.59	4.08
Efficiency ratio(1)	34.76	36.19	36.03	45.09	42.46	35.61	43.66
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.00%	0.02%	0.00%	0.04%	0.00%	0.00%	0.00%

Nonperforming assets to gross loans and OREO	0.55	0.67	0.84	1.03	1.19	0.55	1.19
ALL to nonperforming loans	189.44	147.82	98.33	77.40	54.24	189.44	54.24
ALL to loans held for investment	0.69	0.66	0.63	0.62	0.64	0.69	0.64
Balance sheet and capital ratios:
Gross loans held for investment to deposits	112.15%	106.31%	107.33%	110.48%	109.50%	112.15%	109.50%
Noninterest bearing deposits to deposits	30.32	31.30	31.28	31.28	34.44	30.32	34.44
Common equity to assets	10.04	10.50	11.85	12.90	13.63	10.04	13.63
Leverage ratio	10.34	11.14	12.23	13.44	13.44	10.34	13.44
Common equity tier 1 ratio	16.61	17.75	18.97	20.00	21.09	16.61	21.09
Tier 1 risk-based capital ratio	16.61	17.75	18.97	20.00	21.09	16.61	21.09
Total risk-based capital ratio	17.64	18.72	19.88	20.86	21.96	17.64	21.96
Mortgage and SBA loan data:
Mortgage loans serviced for others	$669,358	$746,660	$856,432	$961,670	$1,063,500	$669,358	$1,063,500
Mortgage loan production	368,790	326,507	263,698	194,951	120,337	958,995	289,263
Mortgage loan sales	—	—	—	—	—	—	92,737
SBA loans serviced for others	549,818	549,238	521,182	507,442	500,047	549,818	500,047
SBA loan production(2)	85,265	67,376	80,466	34,631	52,742	233,107	211,088
SBA loan sales	37,984	34,158	22,399	25,505	37,923	94,541	103,128
(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income)
(2)	The amounts presented for the three months ended June 30, 2021, March 31, 2021, December 31, 2020, and September 30, 2020 include PPP loan originations totaling $14.1 million, $46.7 million, $0, and $907,000, respectively.

Results of Operations

We recorded net income of $16.9 million for the three months ended September 30, 2021 compared to $9.4 million for the same period in 2020, an increase of $7.5 million, or 79.9%. For the nine months ended September 30, 2021, we recorded net income of $44.3 million compared to $26.9 million for the nine months ended September 30, 2020, an increase of $17.3 million, or 64.3%.

Basic and diluted earnings per common share for the three months ended September 30, 2021 was $0.66 compared to $0.37 and $0.36, respectively, for the basic and diluted earnings per common share for the same periods in 2020. For the nine months ended September 30, 2021, basic and diluted earnings per common share was $1.73 and $1.71, respectively, compared to $1.05 for both the basic and diluted earnings per common share for the same periods a year ago.

Interest Income

Interest income totaled $29.3 million for the three months ended September 30, 2021, an increase of $11.2 million, or 61.7%, from the three months ended September 30, 2020, primarily due to an increase in average loan balances of $833.5 million. We also recognized PPP fee income of $1.9 million during the three months ended September 30, 2021 compared to no PPP fee income during the three months ended September 30, 2020. The increase in average loans is mainly due to an increase of $20.3 million in average construction and development loans, an increase of $30.9 million in average commercial real estate loans and an increase of $819.3 million in average residential mortgage loans, partially offset by a decrease of $36.3 million in commercial and industrial loans, which includes $61.7 million in average PPP loans. As compared to the three months ended September 30, 2020, the yield on average interest-earning assets increased by 24 basis points to 4.75% from 4.51% with the yield on average loans increasing by 11 basis points and the yield on average total investments decreasing by 14 basis points.

Interest income was $77.9 million for the nine months ended September 30, 2021 compared to $57.8 million for the same period in 2020, an increase of $20.1 million, or 34.8%, primarily due to the increase in average loan balances of $652.2 million. The increase in average loans is mainly due to an increase of $21.9 million in average commercial real estate loans, an increase of $30.0 million in average commercial and industrial loans, which includes $91.4 million in average PPP loans, and an increase of $584.8 million in average residential mortgage loans.

Interest Expense

Interest expense for the three months ended September 30, 2021 decreased $1.1 million, or 48.2%, to $1.1 million compared to interest expense of $2.2 million for the three months ended September 30, 2020, primarily due to a 66 basis points decrease in deposit costs coupled with a $40.6 million decrease in higher cost average time deposits. The 66 basis points decrease in deposit costs included a 31 basis points decrease in the yield on average money market deposits and an 84 basis points decrease in the yield on average time deposits. Average money market deposits increased by $507.5 million while average time deposits decreased by $40.6 million. Interest expense totaled $3.3 million for the nine months ended September 30, 2021, a decrease of $6.7 million, or 66.9%, compared to the same period in 2020, primarily due to a 111 basis points decrease in deposit costs coupled with a $128.2 million decrease in average time deposit balances.

Average borrowings outstanding for the three months ended September 30, 2021 increased by $156.1 million with a decrease in rate of 41 basis points compared to the three months ended September 30, 2020. Average borrowings outstanding for the nine months ended September 30, 2021 increased by $60.2 million with a decrease in rate of 26 basis points compared to the same period in 2020.

Net Interest Margin

The net interest margin for the three months ended September 30, 2021 increased by 60 basis points to 4.57% from 3.97% for the three months ended September 30, 2020, primarily due to a 63 basis point decrease in the cost of interest-bearing liabilities of $1.62 billion and an increase of 24 basis points in the yield on average interest-earning assets of $2.45 billion. Average earning assets for the three months ended September 30, 2021 increased by $848.1 million from the same period in 2020, primarily due to a $833.5 million increase in average loans and a $55.5 million increase in average interest-earning cash accounts, offset by a $40.0 million decrease in average securities purchased under agreements to resell. Average interest-bearing liabilities for the three months ended September 30, 2021 increased by $665.4 million from the three months ended September 30, 2020, driven by an increase in average interest-bearing deposits of $509.3 million and an increase in average borrowings of $156.1 million. The inclusion of PPP loan average balances, interest and fees had a 23 basis point impact on the yield on average loans and a 22 basis points impact on the net interest margin for the three months ended September 30, 2021.

The net interest margin for the nine months ended September 30, 2021 increased by 51 basis points to 4.59% from 4.08% for the nine months ended September 30, 2020, primarily due to a 103 basis point decrease in the cost of interest-bearing liabilities of $1.40 billion and a decrease of 16 basis points in the yield on average interest-earning assets of $2.17 billion. Average earning assets increased by $611.7 million, primarily due to a $652.2 million increase in average loans, partially offset by a decrease of $37.4 million in securities purchased under agreements to resell. Average interest-bearing liabilities increased by $407.2 million, primarily driven by an increase in average interest-bearing deposits of $347.0 million, as well as an increase in average borrowings of $60.2 million. The inclusion of PPP loan average balances, interest and fees had a 13 basis points impact on the yield on average loans and a 15 basis points impact on the net interest margin for the nine months ended September 30, 2021.

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

Average Balances, Interest and Yields

The following tables present, for the three and nine months ended September 30, 2021 and 2020, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended September 30,
	2021			2020
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$188,296	$111	0.23%	$132,781	$87	0.26%
Securities purchased under agreements to resell	—	—	—	40,000	61	0.61
Securities available for sale	17,244	86	1.98	18,161	103	2.26
Total investments	205,540	197	0.38	190,942	251	0.52
Construction and development	53,871	727	5.35	33,587	414	4.90
Commercial real estate	507,039	7,648	5.98	476,174	6,547	5.47
Commercial and industrial	102,813	2,576	9.94	139,083	870	2.49
Residential real estate	1,577,276	18,144	4.56	757,982	10,002	5.25
Consumer and other	208	32	61.04	844	47	22.15
Gross loans(2)	2,241,207	29,127	5.16	1,407,670	17,880	5.05
Total earning assets	2,446,747	29,324	4.75	1,598,612	18,131	4.51
Noninterest-earning assets	123,888			96,234
Total assets	2,570,635			1,694,846
Interest-bearing liabilities:
NOW and savings deposits	115,775	59	0.20	73,299	42	0.23
Money market deposits	757,654	432	0.23	250,200	341	0.54
Time deposits	506,049	477	0.37	546,648	1,663	1.21
Total interest-bearing deposits	1,379,478	968	0.28	870,147	2,046	0.94
Borrowings	240,704	167	0.28	84,564	146	0.69
Total interest-bearing liabilities	1,620,182	1,135	0.28	954,711	2,192	0.91
Noninterest-bearing liabilities:
Noninterest-bearing deposits	600,388			445,970
Other noninterest-bearing liabilities	84,568			64,045
Total noninterest-bearing liabilities	684,956			510,015
Shareholders' equity	265,497			230,120
Total liabilities and shareholders' equity	$2,570,635			$1,694,846
Net interest income		$28,189			$15,939
Net interest spread			4.47			3.60
Net interest margin			4.57			3.97
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30,
	2021			2020
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$161,420	$260	0.22%	$164,287	$986	0.80%
Securities purchased under agreements to resell	—	—	—	37,354	258	0.92
Securities available for sale	17,493	269	2.06	17,747	312	2.35
Total investments	178,913	529	0.40	219,388	1,556	0.95
Construction and development	47,380	1,874	5.29	30,822	1,232	5.34
Commercial real estate	496,957	22,069	5.94	475,036	20,537	5.77
Commercial and industrial	133,703	7,054	7.05	103,680	3,925	5.06
Residential real estate	1,315,043	46,254	4.70	730,283	30,373	5.56
Other	187	104	74.36	1,233	147	15.93
Gross loans(2)	1,993,270	77,355	5.19	1,341,054	56,214	5.60
Total earning assets	2,172,183	77,884	4.79	1,560,442	57,770	4.95
Noninterest-earning assets	115,784			94,284
Total assets	2,287,967			1,654,726
Interest-bearing liabilities:
NOW and savings deposits	105,139	158	0.20	65,223	125	0.26
Money market deposits	651,158	1,143	0.23	215,875	1,403	0.87
Time deposits	506,445	1,578	0.42	634,657	8,128	1.71
Total interest-bearing deposits	1,262,742	2,879	0.30	915,755	9,656	1.41
Borrowings	141,435	457	0.43	81,191	422	0.69
Total interest-bearing liabilities	1,404,177	3,336	0.32	996,946	10,078	1.35
Noninterest-bearing liabilities:
Noninterest-bearing deposits	548,844			374,310
Other noninterest-bearing liabilities	78,685			59,954
Total noninterest-bearing liabilities	627,529			434,264
Shareholders' equity	256,261			223,516
Total liabilities and shareholders' equity	$2,287,967			$1,654,726
Net interest income		$74,548			$47,692
Net interest spread			4.47			3.60
Net interest margin			4.59			4.08
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$8	$16	$24
Securities purchased under agreements to resell	(61)	—	(61)
Securities available for sale	(6)	(11)	(17)
Total investments	(59)	5	(54)
Construction and development	74	239	313
Commercial real estate	1,204	(103)	1,101
Commercial and industrial	(272)	1,978	1,706
Residential real estate	9,530	(1,388)	8,142
Consumer and Other	(25)	10	(15)
Gross loans(2)	10,511	736	11,247
Total earning assets	10,452	741	11,193
Interest-bearing liabilities:
NOW and savings deposits	22	(5)	17
Money market deposits	236	(145)	91
Time deposits	(251)	(935)	(1,186)
Total interest-bearing deposits	7	(1,085)	(1,078)
Borrowings	152	(131)	21
Total interest-bearing liabilities	159	(1,216)	(1,057)
Net interest income	$10,293	$1,957	$12,250
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(38)	$(688)	$(726)
Securities purchased under agreements to resell	(258)	—	(258)
Securities available for sale	—	(43)	(43)
Total investments	(296)	(731)	(1,027)
Construction and development	497	145	642
Commercial real estate	2,476	(944)	1,532
Commercial and industrial	1,388	1,741	3,129
Residential real estate	20,714	(4,833)	15,881
Consumer and Other	(79)	36	(43)
Gross loans(2)	24,996	(3,855)	21,141
Total earning assets	24,700	(4,586)	20,114
Interest-bearing liabilities:
NOW and savings deposits	62	(29)	33
Money market deposits	795	(1,055)	(260)
Time deposits	(1,996)	(4,554)	(6,550)
Total interest-bearing deposits	(1,139)	(5,638)	(6,777)
Borrowings	246	(211)	35
Total interest-bearing liabilities	(893)	(5,849)	(6,742)
Net interest income	$25,593	$1,263	$26,856
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded provision for loan losses of $2.6 million and $6.4 million during the three and nine months ended September 30, 2021 compared to $1.5 and $2.5 million during the same periods in 2020. The increase in our provision for loan losses in the three and nine months ended September 30, 2021 was partially due to the continued uncertainty surrounding the ongoing COVID-19 pandemic, as well as the growth in our loan portfolio. Our ALL as a percentage of gross loans for the periods ended September 30, 2021 and 2020 was 0.69% and 0.64%, respectively. Excluding outstanding PPP loans of $42.0 million as of September 30, 2021, the ALL as a percentage of total loans was 0.71%. None of the ALL balance was allocated to our PPP loan portfolio at September 30, 2021. Our ALL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2021 was $9.5 million, an increase of $1.5 million, or 19.7%, compared to $8.0 million for the three months ended September 30, 2020. Noninterest income for the nine months ended September 30, 2021 was $26.3 million, an increase of $5.2 million, or 24.9%, compared to $21.1 million for the nine months ended September 30, 2020.

The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$446	$309	$137	44.3%	$1,230	$962	$268	27.9%
Other service charges, commissions and fees	4,147	2,076	2,071	99.8	11,422	5,322	6,100	114.6
Gain on sale of residential mortgage loans	—	—	—	—	—	2,529	(2,529)	(100.0)
Mortgage servicing income, net	132	235	(103)	(43.8)	(659)	1,390	(2,049)	(147.4)
Gain on sale of SBA loans	3,358	2,265	1,093	48.3	8,057	4,842	3,215	66.4
SBA servicing income, net	1,212	2,931	(1,719)	(58.6)	5,250	5,406	(156)	(2.9)
Other income	237	148	89	60.1	1,012	622	390	62.7
Total noninterest income	$9,532	$7,964	$1,568	19.7%	$26,312	$21,073	$5,239	24.9%

Service charges on deposit accounts increased $137,000, or 44.3%, to $446,000 for the three months ended September 30, 2021 compared to $309,000 for the same three months during 2020. Service charges on deposit accounts were $1.2 million for the nine months ended September 30, 2021 compared to $962,000 for the same period in 2020, an increase of $268,000, or 27.9%. These increases are primarily attributable to increased analysis fees and wire transfer fees.

Other service charges, commissions and fees increased $2.1 million, or 99.8%, to $4.2 million for the three months ended September 30, 2021 compared to $2.1 million for the three months ended September 30, 2020. Other service charges, commissions and fees increased $6.1 million, or 114.6%, to $11.4 million for the nine months ended September 30, 2021 compared to $5.3 million for the nine months ended September 30, 2020. These increases were mainly attributable to higher underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume significantly increased during the three and nine months ended September 30, 2021 compared to the same periods in 2020. Mortgage loan originations totaled $368.8 million and $959.0 million during the three and nine months ended September 30, 2021, respectively, compared to $120.3 million and $289.3 million during the same periods in 2020.

Total gain on sale of loans was $3.4 million for the three months ended September 30, 2021 compared to $2.3 million for the same period of 2020, an increase of $1.1 million, or 48.3%. Total gain on sale of loans was $8.1 million for the nine months ended September 30, 2021 compared to $7.4 million for the same period of 2020, an increase of $686,000, or 9.3%.

We recorded no gains on sale of residential mortgage loans during the three months ended September 30, 2021 and 2020 and the nine months ended September 30, 2021 since no residential mortgages were sold during these periods. We recorded a gain on sale of residential loans of $2.5 million during the nine months ended September 30, 2020 as we sold $92.7 million in residential mortgage loans during this period with an average premium of 2.78%. We originated $368.8 million and $959.0 million of residential mortgage loans during the three and nine months ended September 30, 2021 compared to $120.3 million and $289.3 million for the same periods in 2020. Beginning in the second quarter of 2020, management made the decision to hold all residential mortgage loans for investment rather than sell these loans on the secondary market to help grow the balance sheet.

Gain on sale of SBA loans totaled $3.4 million and $8.1 million for the three and nine months ended September 30, 2021 compared to $2.3 million and $4.8 million for the same periods in 2020. We sold $38.0 million and $94.5 million in SBA loans during the three and nine months ended September 30, 2021 with an average premiums of 10.38% and 10.72%, respectively. We sold $37.9 million and $103.1 million in SBA loans during the three and nine months ended September 30, 2020 with average premiums of 8.42% and 7.41%, respectively.

Mortgage loan servicing income, net of amortization, decreased by $103,000, or 43.8%, to $132,000 during the three months ended September 30, 2021 compared to $235,000 for the same period of 2020. Mortgage  loan servicing income decreased by $2.0 million, or 147.4%, to an expense balance of $659,000 during the nine months ended September 30, 2021 compared to income of $1.4 million for the same period of 2020. These decreases in mortgage loan servicing income were due to the decreases in capitalized mortgage servicing assets and mortgage servicing fees and increased servicing asset amortization. Included in mortgage loan servicing income for the three and nine months ended September 30, 2021 were $1.1 million and $3.7 million, respectively, in mortgage servicing fees compared to $1.7 million and $4.9 million for the same periods in 2020, respectively, and capitalized mortgage servicing assets of $0 for the three and nine months ended September 30, 2021 compared to $0 and $1.0 million for the same periods in 2020, respectively. These amounts were offset by mortgage loan servicing asset amortization of $1.4 million and $4.4 million for the three and nine months ended September 30, 2021, respectively, compared to $1.4 million and $4.0 million during the same periods in 2020, respectively. During the three months ended September 30, 2021, we recorded a fair value impairment recovery of $420,000 on our mortgage servicing assets compared to a fair value impairment charge of $89,000 recorded during the three months ended September 30, 2020. During the nine months ended September 30, 2021, we recorded a fair value impairment recovery of $17,000 on our mortgage servicing assets compared to a fair value impairment charge of $442,000 recorded during the nine months ended September 30, 2020. Our total residential mortgage loan servicing portfolio was $669.4 million at September 30, 2021 compared to $1.06 billion at September 30, 2020.

SBA servicing income, net decreased by $1.7 million, or 58.6%, to $1.2 million for the three months ended September 30, 2021 compared to $2.9 million for the three months ended September 30, 2020. SBA servicing income was $5.3 million for the nine months ended September 30, 2021 compared to $5.4 million for the same period in 2020, a slight decrease of $156,000, or 2.9%. Our total SBA loan servicing portfolio was $549.8 million as of September 30, 2021 compared to $500.0 million as of September 30, 2020. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $225,000 charge to our SBA servicing rights in the three months ended September 30, 2021 compared to a $1.7 million increase to our SBA servicing rights during the three months ended September 30, 2020. During the nine months ended September 30, 2021 and 2020, we recorded increases of $1.3 million and $2.0 million, respectively, to our SBA servicing rights.

Other noninterest income increased by $89,000 to $237,000 for the three months ended September 30, 2021 compared to $148,000 for the three months ended September 30, 2020. Other noninterest income was $1.0 million for the nine months ended September 30, 2021 compared to $622,000 for the same period in 2020, an increase of $390,000. The largest component of other noninterest income is the income on bank owned life insurance which totaled $297,000 and $128,000, respectively, for the three months ended September 30, 2021 and 2020, and $754,000 and $359,000, respectively, for the nine months ended September 30, 2021 and 2020.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2021 was $13.1 million compared to $10.1 million for the three months ended September 30, 2020, an increase of $3.0 million, or 29.2%. Noninterest expense for the nine months ended September 30, 2021 was $35.9 million compared to $30.0 million for the nine months ended September 30, 2020, an increase of $5.9 million, or 19.6%.

The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands )	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$8,679	$6,416	$2,263	35.3%	$22,293	$18,678	$3,615	19.4%
Occupancy and equipment	1,295	1,302	(7)	(0.5)	3,822	3,790	32	0.8
Data processing	257	287	(30)	(10.5)	848	765	83	10.8
Advertising	131	127	4	3.1	393	428	(35)	(8.2)
Other expenses	2,749	2,018	731	36.2	8,556	6,362	2,194	34.5
Total noninterest expense	$13,111	$10,150	$2,961	29.2%	$35,912	$30,023	$5,889	19.6%

Salaries and employee benefits expense for the three months ended September 30, 2021 was $8.7 million compared to $6.4 million for the three months ended September 30, 2020, an increase of $2.3 million, or 35.3%. Salaries and employee benefits expense for the nine months ended September 30, 2021 was $22.3 million compared to $18.7 million for the nine months ended September 30, 2020, an increase of $3.6 million, or 19.4%. These increases were mainly attributable to higher commissions paid to our loan officers as loan volume significantly increased during the three and nine months ended September 30, 2021. The average number of full-time equivalent employees was 211 for the nine months ended September 30, 2021 compared to 207 for the nine months ended September 30, 2020.

Occupancy and equipment expense for the three months ended September 30, 2021 and 2020 remained flat at $1.3 million. Occupancy expense for the nine months ended September 30, 2021 and 2020 also remained flat at $3.8 million.

Data processing expense for the three months ended September 30, 2021 was $257,000 compared to $287,000 for the three months ended September 30, 2020, a decrease of $30,000, or 10.5%. Data processing expense for the nine months ended September 30, 2021 was $848,000 compared to $765,000 for the nine months ended September 30, 2020, an increase of $83,000, or 10.8%. The increase for the nine months ended September 30, 2021 was primarily due to the continued growth in our loans and deposits.

Advertising expense for the three and nine months ended September 30, 2021 remained relatively flat compared to the same periods in 2020.

Other expenses for the three months ended September 30, 2021 were $2.7 million compared to $2.0 million for the three months ended September 30, 2020, an increase of $731,000, or 36.2%. Other operating expenses for the nine months ended September 30, 2021 were $8.6 million compared to $6.4 million for the nine months ended September 30, 2020, an increase of $2.2 million, or 34.5%. These increases were primarily due to higher mortgage and other real estate owned related expenses, as well as increased operating and customer service expenses. Included in other expenses for the nine months ended September 30, 2021 and 2020 were directors’ fees of approximately $331,000 and $282,000, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2021 and 2020 was $5.1 million and $2.9 million, respectively. The Company’s effective tax rates were 23.4% and 23.7% for the three months ended September 30, 2021 and 2020, respectively.

Income tax expense for the nine months ended September 30, 2021 and 2020 was $14.3 million and $9.3 million, respectively. The Company’s effective tax rates were 24.4% and 25.6% for the nine months ended September 30, 2021 and 2020, respectively.

Financial Condition

Total assets increased $852.7 million, or 44.9%, to $2.75 billion at September 30, 2021 as compared to $1.90 billion at December 31, 2020. The increase in total assets was primarily attributable to increases in loans of $731.4 million, cash and due from banks of $110.3 million and bank owned life insurance of $23.3 million, partially offset by a $7.7 million decrease in federal funds sold, a $4.4 million decrease in the mortgage servicing asset and a $6.3 million increase in the allowance for loan losses.

Loans

Gross loans increased $733.5 million, or 44.9%, to $2.37 billion as of September 30, 2021 as compared to $1.63 billion as of December 31, 2020. Our loan growth during the nine months ended September 30, 2021 was comprised of an increase of $18.5 million, or 40.5%, in construction and development loans, an increase of $26.0 million, or 5.4%, in commercial real estate loans, a decrease of $55.1 million, or 40.2%, in commercial and industrial loans, an increase of $744.1 million, or 76.4%, in residential real estate loans and an increase of $55,000, or 30.1%, in consumer and other loans. Included in commercial and industrial loans are PPP loans totaling $42.0 million and unearned PPP fees of $1.7 million as of September 30, 2021. There were no loans classified as held for sale as of September 30, 2021 or December 31, 2020.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	September 30, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$64,140	2.7%	$45,653	2.8%
Commercial real estate	503,417	21.2%	477,419	29.2%
Commercial and industrial	82,099	3.5%	137,239	8.4%
Residential real estate	1,718,593	72.6%	974,445	59.6%
Consumer and other	238	—%	183	—%
Gross loans	$2,368,487	100.0%	$1,634,939	100.0%
Less unearned income	(6,782)		(4,595)
Total loans held for investment	$2,361,705		$1,630,344

SBA Loan Servicing

As of September 30, 2021 and December 31, 2020, we serviced $549.8 million and $507.4 million, respectively, in SBA loans for others. The size our SBA loan servicing portfolio continues to grow as we have consistently originated and sold portions of the SBA loans we originate while retaining loan servicing rights. We carried a servicing asset of $10.9 million and $9.6 million at September 30, 2021 and December 31, 2020, respectively. See Note 4 of our consolidated financial statements as of September 30, 2021, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three and nine months ended September 30, 2021 and 2020.

Residential Mortgage Loan Servicing

As of September 30, 2021, we serviced $669.4 million in residential mortgage loans for others compared to $961.7 million as of December 31, 2020. We carried a servicing asset, net of amortization, of $8.6 million and $13.0 million at September 30, 2021 and December 31, 2020, respectively. Amortization relating to the mortgage loan servicing asset was $1.4 million and $4.4 million, respectively, for the three and nine months ended September 30, 2021 compared to $1.4 million and $4.0 million for the same periods in 2020. During the three months ended September 30, 2021, we recorded a fair value impairment recovery of $420,000 on our mortgage servicing asset compared to a $89,000 fair value impairment recorded for the same period in 2020. During the nine months ended September 30, 2021, we recorded a fair value impairment recovery of $17,000 on our mortgage servicing asset compared to a fair value impairment of $442,000 for the same period in 2020. See Note 5 of our consolidated financial statements as of September 30, 2021, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and nine months ended September 30, 2021 and 2020.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the third quarter of 2021. Nonperforming loans were $8.7 million at September 30, 2021 compared to $13.1 million at December 31, 2020. The decrease from December 31, 2020 to September 30, 2021 was primarily attributable to a $4.2 million decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2021 and year ended December 31, 2020.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. Nonaccrual loans at September 30, 2021 comprised of $1.3 million of commercial real estate loans, $29,000 in commercial and industrial loans and $4.7 million in residential real estate loans. Nonaccrual loans at December 31, 2020 comprised of $2.9 million in commercial real estate loans, $34,000 in commercial and industrial loans, and $7.3 million in residential real estate loans.

(Dollars in thousands)	September 30, 2021	December 31, 2020
Nonaccrual loans	$5,955	$10,203
Past due loans 90 days or more and still accruing	—	—
Accruing troubled debt restructured loans	2,726	2,891
Total nonperforming loans	8,681	13,094
Other real estate owned	4,374	3,844
Total nonperforming assets	$13,055	$16,938
Nonperforming loans to gross loans	0.37%	0.80%
Nonperforming assets to total assets	0.47%	0.89%
Allowance for loan losses to nonperforming loans	189.44%	77.40%
(1)	For purposes of the table above, nonperforming and past due loans exclude COVID-19 loan modifications.

At September 30, 2021, 10.5% of the Company’s loan portfolio, or $247.9 million, was in sectors we expect to be the most sensitive to the COVID-19 pandemic. Within this group, the hotel industry and the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic, represented $128.3 million and $41.4 million, respectively. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings. As of September 30, 2021, we had non-SBA commercial loans and residential mortgages with outstanding balances of $8.1 million and $2.5 million, respectively, who were under approved payment deferrals. As of December 31, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $42.0 million and $9.8 million, respectively, who were under approved payment deferrals. As of September 30, 2021, we had six SBA loans under approved payment deferrals with outstanding gross loan balances totaling $11.7 million ($2.9 million unguaranteed book balance). As of December 31, 2020, we had approved payment deferrals for 18 SBA loans with outstanding gross loan balances totaling $25.5 million ($6.4 million unguaranteed book balance). See Notes 1 and 3 of our consolidated financial statements as of September 30, 2021, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

Allowance for Loan Losses

The allowance for loan losses was $16.4 million at September 30, 2021 compared to $10.1 million at December 31, 2020, an increase of $6.3 million, or 62.3%. We continue to include qualitative factors in our allowance for loan losses calculation in light of the continued uncertainties in our loan portfolio caused by the ongoing COVID-19 pandemic, partially resulting in the increased provision expense recorded during the three and nine months ended September 30, 2021 along with the growth in our loan portfolio. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands )	2021	2020	2021	2020
Balance, beginning of period	$13,860	$7,894	$10,135	$6,839
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	—	26	—
Commercial and industrial	—	—	64	—
Residential real estate	—	—	—	—
Consumer and other	—	17	—	89
Total charge-offs	—	17	90	89
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	4	3	10	8
Commercial and industrial	—	—	—	25
Residential real estate	—	—	—	—
Consumer and other	2	9	7	45
Total recoveries	6	12	17	78
Net charge-offs/(recoveries)	(6)	5	73	11
Provision for loan losses	2,579	1,450	6,383	2,511
Balance, end of period	$16,445	$9,339	$16,445	$9,339
Total loans at end of period	$2,368,487	$1,464,922	$2,368,487	$1,464,922
Average loans(1)	2,241,207	1,407,670	1,993,270	1,319,606
Net charge-offs to average loans	0.00%	0.00%	0.00%	0.00%
Allowance for loan losses to total loans	0.69%	0.64%	0.69%	0.64%
(1)	Excludes loans held for sale

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of September 30, 2021.

Deposits

Total deposits increased $631.9 million, or 42.7%, to $2.11 billion at September 30, 2021 compared to $1.48 billion at December 31, 2020. The increase was primarily due to the $177.4 million increase in noninterest-bearing demand deposits, $393.5 million increase in money market accounts, $33.5 million increase in interest-bearing demand deposits, a $21.6 million increase in time deposits, and a $5.9 million increase in savings accounts. The increase in money market accounts was partially due to the increase of $254.9 million in brokered money market balances during the nine months ended September 30, 2021. The increase in noninterest-bearing deposits was partially due to a large portion of our PPP loan funds being deposited into our customer’s accounts at the Bank. As of September 30, 2021 and December 31, 2020, 30.3% and 31.3% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 69.7% and 68.7%, respectively, of interest-bearing deposit accounts.

We had $423.7 million of brokered deposits, or 20.1% of total deposits, at September 30, 2021 compared to $162.9 million, or 11.0% of total deposits, at December 31, 2020. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,
	2021		2020
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$600,388	—%	$445,970	—%
Interest-bearing demand deposits	85,966	0.20	51,879	0.20
Savings and money market deposits	371,234	0.35	268,608	0.53
Brokered money market deposits	416,229	0.11	3,012	0.26
Time deposits	506,049	0.37	546,648	1.21
Total interest-bearing deposits	1,379,478	0.28	870,147	0.94
Total deposits	$1,979,866	0.19	$1,316,117	0.62

	Nine Months Ended September 30,
	2021		2020
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$548,844	—%	$374,310	—%
Interest-bearing demand deposits	77,516	0.20	46,357	0.20
Savings and money market deposits	337,904	0.36	233,729	0.84
Brokered money market deposits	340,877	0.11	1,012	0.26
Time deposits	506,445	0.44	634,657	1.71
Total interest-bearing deposits	1,262,742	0.30	915,755	1.41
Total deposits	$1,811,586	0.21	$1,290,065	1.00

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At September 30, 2021 and December 31, 2020, we had maximum borrowing capacity from the FHLB of $756.1 million and $522.8 million, respectively. At

September 30, 2021 and December 31, 2020, we had $300.0 million and $110.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at September 30, 2021 and December 31, 2020. We did not have any advances outstanding under these agreements as of September 30, 2021 and December 31, 2020.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2021 and December 31, 2020, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the FRB’s discount window in the amount of $10.0 million with no borrowings outstanding as of September 30, 2021 and December 31, 2020. The FRB discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $33.9 million as of September 30, 2021.

At September 30, 2021 and December 31, 2020, we had $300.0 million and $110.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $456.1 million and $412.8 million of additional borrowing availability with the FHLB as of September 30, 2021 and December 31, 2020, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Bank’s capital ratios as of September 30, 2021 and December 31, 2020. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2021 and December 31, 2020. As of December 31, 2020, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2020 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	September 30, 2021	December 31, 2020	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	17.64%	20.86%	N/A	N/A	N/A
Bank	17.03%	19.54%	8.00%	10.50%	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	16.61%	20.00%	N/A	N/A	N/A
Bank	16.00%	18.68%	6.00%	8.50%	8.00%
CETI capital (to risk-weighted assets)
Consolidated	16.61%	20.00%	N/A	N/A	N/A
Bank	16.00%	18.68%	4.50%	7.00%	6.50%
Tier 1 capital (to average assets)
Consolidated	10.34%	13.44%	N/A	N/A	N/A
Bank	9.96%	12.55%	4.00%	4.00%	5.00%

Dividends

On October 20, 2021, we declared a cash dividend of $0.14 per share, payable on November 12, 2021, to common shareholders of record as of November 3, 2021. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of September 30, 2021, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2021 and December 31, 2020.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2021 and December 31, 2020 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-100	+200	-100
September 30, 2021	(1.20)%	(0.90)%	(6.10)%	(11.00)%
December 31, 2020	1.90%	0.50%	(2.00)%	(7.10)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
September 30, 2021	(2.90)%	0.50%	1.80%	(13.00)%
December 31, 2020	3.90%	4.20%	2.60%	(10.30)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2021, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2021 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common shares for the three months ended September 30, 2021.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans of Programs	the Plans or Programs
July 1, 2021 to July 31, 2021	77,921	18.28	77,921	724,702
August 1, 2021 to August 31, 2021	1,412	19.95	1,412	723,290
September 1, 2021 to September 30, 2021	34,099	19.81	34,099	689,191
Total	113,432	18.83	113,432	689,191

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

METROCITY BANKSHARES, INC.

Date: November 5, 2021	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: November 5, 2021	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer