Form 10-K
period 2021-12-31
MetroCity Bankshares, Inc.
filed 2022-03-11
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____.

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

As of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was $332.4 million based upon the closing price of $17.55 as reported on Nasdaq on June 30, 2021.

As of March 4, 2022, the registrant had 25,465,236 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

METROCITY BANKSHARES, INC.

2021 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the ongoing COVID-19 (and the variants thereof) pandemic. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this annual report and the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	the impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), including the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic recovery could be weakened by the continued impact of COVID-19 and by current supply chain challenges;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the Paycheck Protection Program (“PPP”);
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans changes in the prices, values and sales volumes of commercial and residential real estate;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;

●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;

●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of FDIC insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts [(including escalating military tension between Russia and Ukraine)], acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and

●	other risks and factors identified in this Form 10-K under the heading “Risk Factors”.

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

PART I

Item 1. Business

Our Company

We are MetroCity Bankshares, Inc. (the “Company”), a bank holding company incorporated in 2014 and headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006 (the “Bank”). We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of December 31, 2021, we had total assets of $3.11 billion, total loans of $2.51 billion, total deposits of $2.26 billion and total shareholders’ equity of $290.2 million.

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

The sections below discuss our general loan categories. As of December 31, 2021 and 2020 our loan portfolio consisted of the following:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and Development	$38,857	1.6%	$45,653	2.8%
Commercial Real Estate	520,488	20.7	477,419	29.2
Commercial and Industrial	73,072	2.9	137,239	8.4
Residential Real Estate	1,879,012	74.8	974,445	59.6
Consumer and other	79	—	183	—
Gross loans	$2,511,508	100.0	$1,634,939	100.0
Less unearned income	(6,438)		(4,595)
Total loans held for investment	$2,505,070		$1,630,344

Construction and Development Loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction loans. As of December 31, 2021, the outstanding balance of our construction and development loans was $38.9 million, or 1.6%, of our total loan portfolio, compared to $45.7 million, or 2.8%, of our total loan portfolio at December 31, 2020. As of December 31, 2021, $17.1 million, or 44.1%, of construction and development loans were for the construction of hotels and restaurants; $11.2 million, or 28.9%, were for the construction of office buildings and commercial rental properties; $5.4 million, or 13.7%, were for the construction of physician’s offices and nursing homes; and the remaining $5.2 million, or 13.3%, were loans distributed amongst various industries and sectors.

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

We had no construction and development loans that were classified as nonaccrual as of December 31, 2021 and 2020.

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate loans made up $520.5 million, or 20.7%, of our total portfolio at December 31, 2021, compared to $477.4 million, or 29.2%, of our total loan portfolio as of December 31, 2020. As of December 31, 2021, $441.3 million, or 87.6%, of our commercial real estate loans were secured by owner occupied properties and the remaining $62.7 million, or 12.4%, of loans in this category were secured by non-owner occupied properties. Within our commercial real estate loans, $194.1 million, or 37.3%, were to hotels and restaurants; $136.1 million, or 26.1%, were made to wholesalers or retailers; $86.4 million, or 16.6%, were to general service business; $61.4 million, or 11.8%, were to commercial rental properties; and the remaining $42.5 million, or 8.2%, were distributed amongst various sectors and industries.

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

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by a wide variety of property types, such as retail operations, hospitality, specialty service operations and warehouses for wholesale distribution. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions which allow us to call the loan after three to five years. Adjustable-rate loans are generally based on the WSJPR or LIBOR, and as of December 31, 2021, most of our loans were based on WSJPR. At December 31, 2021, approximately 20.9% of the commercial real estate loan portfolio consisted of fixed rate loans. Our conventional commercial real estate loans, or non-SBA guaranteed commercial real estate loans, carried a weighted average maturity of 6.40 years as of December 31, 2021. Non-SBA commercial real estate loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price depending on the property appraisals we utilize. Our LTV policy limits are 85% for commercial real estate loans. In addition, we limit our lending on non-owner occupied commercial real estate to 100% of total bank capital.

The total balance of commercial real estate loans on nonaccrual status was $3.7 million and $2.9 million as of December 31, 2021 and 2020, respectively.

Commercial and Industrial Loans. We provide a mix of variable and fixed rate commercial and industrial loans. Commercial and industrial loans represented $73.1 million, or 2.9%, of our total loan portfolio as of December 31, 2021, compared to $137.2 million, or 8.4%, of our total loan portfolio at December 31, 2020. Included in commercial and industrial loans as of December 31, 2021 and 2020 were PPP loans totaling $31.0 million and $92.4 million, respectively. Excluding PPP loans, as of December 31, 2021, $19.9 million, or 47.4%, of our commercial and industrial loans were extended to businesses in warehousing, wholesale and retail trade; $8.6 million, or 20.3%, were loans made to hotels and restaurants; and the remaining $13.6 million, or 32.3%, of loans were distributed across various industries and sectors. We had approximately $152,000 and $34,000 of commercial and industrial loans on nonaccrual status as of December 31, 2021 and 2020, respectively.

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

We also provide trade finance-related services to our customers such as domestic and international letters of credit, international collection (documents against acceptance and documents against payment) and export advice. We issue standby letters of credit on behalf of our customers to facilitate trade and other financial guarantees. The Bank has a correspondent relationship with banks in Korea, China and India. All trade finance related services are denominated in U.S. currency and all facilities are fully collateralized with no foreign exchange or credit exposure.

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

SBA Loans. A significant portion of our commercial real estate portfolio consists of SBA loans. Our SBA loans are typically made to retail businesses including, car wash stations, grocery stores, poultry farms, warehouses, convenience stores, hospitality and service businesses, car dealers, beauty supplies, restaurants, and beer, wine, and liquor stores for acquisition of business properties, working capital needs and business expansions. Our SBA loans are typically secured by commercial real estate and can have any maturity up to 25 years. Depending on the loan amount, each loan is typically guaranteed 75% to 90% by the SBA, with a maximum gross loan amount to any one small business borrower of $5 million and a maximum SBA guaranteed amount of $3.75 million.

As of December 31, 2021, our commercial real estate SBA portfolio, net of any sold portions, totaled $214.3 million. This represents an increase of $44.3 million when compared to the December 31, 2020 balance of $170.0 million. Of the balance outstanding at December 31, 2021, $59.3 million, or 27.7%, of the loans in this portfolio carried an SBA guarantee while the remaining $155.0 million, or 72.3%, of the portfolio was unguaranteed.

In addition, as part of our commercial and industrial loan product offering, we originate SBA loans to provide working capital and to finance inventory, equipment and machinery purchases and acquisitions. As of December 31, 2021 and 2020, the outstanding balance of our commercial and industrial SBA loans was $55.5 million (includes PPP loans of $31.0 million) and $115.1 million (includes PPP loans of $92.4 million), respectively. Of the balance outstanding as of December 31, 2021, $37.0 million, or 66.7%, of our commercial and industrial SBA portfolio carried a guarantee from the SBA while the remaining $18.5 million, or 33.3%, of the portfolio was unguaranteed. We are willing to maintain higher LTVs on our SBA portfolio than the remainder of our commercial loans because the effect of the SBA guarantee is to lower overall risk.

As a preferred SBA lender, we participated in the Paycheck Protection Program (“PPP”) created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. During the first round of PPP funding in the second and third quarters of 2020, the Company approved and funded over 1,800 PPP loans totaling $97.0 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of March 4, 2022, the SBA had granted forgiveness for these PPP loans totaling $95.1 million, or 98.0% of PPP loans funded.

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extended the authority of lenders to make PPP loans through May 31, 2021. We participated in this new round of PPP loan funding by offering first and second draw loans. As of December 31, 2021, the Company had approved and funded over 1,000 PPP loans totaling $62.0 million under the new round of PPP loan funding. As of March 4, 2022, the SBA had granted forgiveness for these PPP loans totaling $39.7 million, or 64.0% of PPP loans funded.

We retain the servicing rights on the sold portions of the SBA loans we originate. As of December 31, 2021, we serviced $543.0 million in SBA loans for others, an increase of $35.5 million, or 7.0%, when compared to December 31,

2020. We recognized servicing income on SBA loans of $5.9 million, $6.1 million, and $3.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Residential Real Estate Loans. We originate mainly non-conforming residential mortgage loans through our branch network. During 2021, our primary loan products offered were a 15-year fixed rate product and a 30-year fixed rate, as well as a five-year hybrid adjustable rate mortgage which reprices annually after the initial term based on the weekly average of the one year constant maturity treasury (CMT) plus a fixed spread. Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 65% of appraised value. In connection with such loans, we retain a valid first lien on real estate, obtain a title insurance policy that insures that the property is free from material encumbrances and require hazard insurance. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We take a comprehensive and conservative approach to our mortgage underwriting, allowing a maximum LTV ratio of 65%. As of December 31, 2021, we had $1.88 billion of residential real estate loans, representing 74.8% of our total loan portfolio compared to $974.4 million, or 59.6%, of our total loan portfolio at December 31, 2020. We had no residential mortgage loans held for sale as of December 31, 2021 and 2020. Nonaccrual residential mortgage loans were $4.9 million and $7.3 million at December 31, 2021 and 2020, respectively.

We sell a portion of our non-conforming residential mortgage loans to third party investors. The loans are sold with no representation or warranties if the loan pays off early. During 2021, we originated $1.20 billion of non-conforming residential mortgage loans but did not sell any loans to investors during this period. During 2020, we originated $484.2 million of non-conforming residential mortgage loans and sold $92.7 million to our investors. Residential mortgage loans held for sale are sold with the servicing rights retained by the Bank. As of December 31, 2021, the amount of residential mortgage loans serviced for others fell to $608.2 million representing a decrease of $353.5 million, or 36.8%, when compared to December 31, 2020. We recognized servicing income on residential mortgage loans of $564,000 (expense balance), $1.3 million, and $9.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Securities

We manage our securities portfolio to balance the market and credit risks of our other assets and the Bank’s liability structure, with a secondary focus of profitably deploying funds which are not needed to fulfill current loan demand, deposit redemptions or other liquidity purposes. Our investment portfolio is comprised primarily of U.S. government agency securities, mortgage-backed securities backed by government-sponsored entities, and taxable and tax exempt municipal securities. We also have equity securities that consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

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

Deposits

We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. Our ability to gather deposits, particularly core deposits, is an important aspect of our business and we believe core deposits are a significant driver of value as a cost efficient and stable source of funding to support our growth. As of December 31, 2021, we had $2.26 billion of total deposits with a total deposit cost of 0.21%. Of our total deposits as of December 31, 2021, $731.4 million, or 32.3%, of total deposits were held in demand deposit accounts.

As a bank focusing on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We consider a deposit relationship to be core by considering the following factors: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) loans and (vii) longevity of the relationship with us. We calculate core deposits by adding demand and savings deposits plus time deposits less than $250,000 plus deposits that are over $250,000 if such depositors meet the relationship criteria listed above. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2021, 76.2%, or $1.73 billion, of our deposits were considered core deposits.

While we are focused on growing our low-cost deposits, we also utilize brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank. As of December 31, 2021, we had brokered deposits of $425.1 million compared to $164.3 million of brokered deposits at December 31, 2020.

As of December 31, 2021, our fifteen largest depositor relationships, excluding brokered deposits, totaled $399.6 million, or 17.7%, of total deposits. Our deposits with directors and affiliated entities totaled $4.8 million for the same period.

Competition

We operate in a highly competitive market. Competitors include other banks, credit unions, mortgage companies, personal and commercial financing companies, investment brokerage and advisory firms, mutual fund companies and insurance companies. Competitors range in both size and geographic footprint. We operate throughout Georgia and the Southeast, as well as New York, New Jersey, Texas, and Virginia. The Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, fintech companies, investment brokerage and financial advisory firms and mutual fund companies. The Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages. The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. Additionally, competition from fintechs is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with  traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic has accelerated the move toward digital financial services products and we expect that trend to continue.

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

We evaluate our net loans to total assets and net loans (excluding loans held for sale) to total deposit ratios as a method to monitor our liquidity position. Our board of directors has limited our net loans to a maximum of 90% of total assets and our net loans to a maximum of 125% of total deposits. As of December 31, 2021, our net loans were 80.7% of total assets and net loans were 110.7% of total deposits. As of December 31, 2020, our net loans were 85.4% of total assets and net loans were 109.5% of total deposits. We were in compliance with both limits for each period presented.

Human Capital Resources

As of December 31, 2021, we had approximately 216 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

The safety, health and wellness of our employees is a top priority of the Company. The COVID-19 (and the variants thereof) pandemic presented a unique challenge with regard to maintaining associate safety while continuing successful operations. Through teamwork and the adaptability of our management and staff, we were able to transition, over a short period of time, a portion of our employees to effectively working from remote locations and ensure a safely-distanced working environment for employees performing customer facing activities, at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible COVID-19 (and the variants thereof) illness and have been provided additional paid time off to cover compensation during such absences.

Currently, some of our employees continue to work remotely a few days a week as a result of the COVID-19 pandemic and our longer-term plan to increase virtual or remote working arrangements.

Our culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Diversity and inclusion are fundamental to our culture. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a company. We believe employees to be our greatest asset and that our future success depends on our ability to attract, retain and develop employees. Our talent acquisition teams partner with hiring managers in sourcing and presenting a diverse slate of qualified candidates to strengthen our organization. Professional development is a key priority, which is facilitated through our many corporate development initiatives including training programs, corporate mentoring, and educational reimbursement.

As part of our effort to attract and retain employees, we offer a broad range of benefits, including health, dental and vision insurance, life and disability insurance, cell phone reimbursement, educational tuition reimbursement, 401(k) retirement plan, and generous paid time off. We believe our compensation package and benefits are competitive with others in our industry.

Corporate Information

Our principal executive offices are located at 5114 Buford Highway, Doraville, Georgia 30340, and our telephone number at that address is (770) 455-4989. Our website address is www.metrocitybank.bank. The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

Public Information

Persons interested in obtaining information on the Company may read and copy any materials that we file with the U.S. Securities and Exchange Commission ("SEC"). The Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov. We make available, free of charge, on or through our website, https://www.metrocitybank.bank/investor-relations/sec-filings, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules have not been implemented.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth. The Bank was well capitalized at December 31, 2021, and brokered deposits are not restricted.

As of December 31, 2021 and 2020, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. However, in the 4th quarter of 2021, the Company’s assets exceeded $3 billion for the first time, such that the Company may be subject to consolidated risk-based capital requirements beginning in 2022.

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

The primary sources of funds for our payment of dividends to our shareholders are cash on hand and dividends from the Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that the Bank and our non-bank subsidiaries may pay. The Bank is a Georgia bank. Under the regulations of the Georgia Department of Banking & Finance (“GA DBF”), a Georgia bank must have approval of the GA DBF to pay cash dividends if, at the time of such payment:

●	the ratio of Tier 1 capital to average total assets is less than 6 percent;

●	the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50 percent of its net after-tax profits before dividends for the previous calendar year; or
●	its total adversely classified assets in its most recent regulatory examination exceeded 80 percent of its Tier 1 capital plus its allowance for loan and lease losses.

The Georgia Financial  Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings without the approval of the GA DBF. As a result of the foregoing restrictions, the Bank may be required to seek approval from the GA DBF to pay dividends.

In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The FDIC and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafeand unsound banking practice. The FDIC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings. Prior approval by the FDIC is required if the total of all dividends declared by a bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years.

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

The Financial Crimes Enforcement Network of the U.S. Treasury Department (“FinCEN”) has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years.

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

Privacy and Data Security. The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continued during the COVID 19 pandemic emergency.

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

Risks Related to Our Business

The COVID-19 pandemic has adversely impacted, and will likely continue to adversely impact, our business, financial condition, liquidity, capital and results of operations.

The extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of  new or existing COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, quarantine, willingness to return to work, face-coverings and other safety requirements, or travel and other restrictions, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

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

Many of our competitors offer the same, or a wider variety of, the banking and related financial services we offer within our market areas. These competitors include national banks, regional banks and other community banks, including banks similar to us that primarily serve distinct or multi-ethnic communities. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including fintech companies, savings associations, finance companies, brokerage  firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. We also compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations.

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

Effective March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in response to the economic disruption that occurred at the outset of the COVID-19 pandemic, which has continued into 2022. We expect a long duration of reduced interest rates to negatively impact our net interest income, margin, cost of borrowing and future profitability and to have a material adverse effect on our financial results. However, we expect the Federal Reserve to raise rates more than once in the next twelve months.  Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates which may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds.

Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

Inflation could negatively impact our business, our profitability and our stock price.

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

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

Our adjustable-rate commercial real estate loans are generally based on the Wall Street Journal Prime Rate (WSJPR) or London Interbank Offered Rate (LIBOR), and as of December 31, 2021, most of our loans were based on WSJPR. However, we may not be able to successfully eliminate all loans tied to LIBOR prior to 2022. Even with “fallback” provisions contained within remaining LIBOR tied loans, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material. As of December 31, 2021, the Company had only six loans tied to LIBOR with outstanding balances totaling $24.4 million.

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

At December 31, 2021, approximately 97.1% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect profitability. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

Many of our loans are to commercial borrowers, which have a higher degree of risk than other types of loans.

Commercial loans represented approximately 2.9% of our total loan portfolio at December 31, 2021. Commercial loans are often larger and involve greater risks than other types of lending. Because payments on such loans are often dependent on the successful operation or development of the property or business involved, repayment of such loans is often more sensitive than other types of loans to adverse conditions in the real estate market or the general business climate and economy. Accordingly, a downturn in the real estate market and a challenging business and economic environment may increase our risk related to commercial loans, particularly commercial real estate loans. Unlike residential mortgage loans, which generally are made on the basis of the borrowers’ ability to make repayment from their employment and other income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans typically are made on the basis of the borrowers’ ability to make repayment  from the cash flow of the commercial venture. Our commercial and industrial loans are primarily made based on the identified cash flow of the borrower and secondarily on the collateral underlying the loans. Most often, collateral consists of accounts receivable, inventory and equipment. Inventory and equipment may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Accounts receivable may be uncollectable. If the cash flow from business operations is reduced, the borrower’s ability to repay the loan may be impaired. Due to the larger average size of each commercial loan as compared with other loans such as residential mortgage loans, as well as collateral that is generally less readily-marketable, losses incurred on a small number of commercial loans could have a material adverse impact on our financial condition and results of operations.

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

We also have significant concentration in our residential mortgage loan secondary sale market, as a portion of our non-conforming residential mortgage loans over the past several years have been sold to a small number of financial institutions. Although we are taking steps to reduce our dependence on those financial institutions and are attempting to expand the number of financial institutions to which we sell our non-conforming residential mortgage loans, we may not be successful expanding our sales market for our non-conforming residential mortgage loans. Additionally, if we lose any of these financial institutions, our resale market may decline and we may not be able to sell our non-conforming residential mortgage loans at our current volume, which will significantly decrease our noninterest income as well as limit the number of non-conforming residential mortgage loans we can put on our books without excess interest rate risk. These loans also present pricing risk as rates change, and our sale premiums cannot be guaranteed. Further, the criteria for our loans to be purchased by other financial institutions may change from time to time, which could result in a lower volume of corresponding loan originations. In addition, when we sell the non-conforming residential mortgage loans, we are required to make certain representations and warranties to the purchaser regarding such loans. Under those agreements, we may be required to repurchase the non-conforming residential mortgage loans if we have breached any of these representations or warranties, in which case we may record a loss. Additionally, if repurchase and indemnity demands increase on loans that we sell from our portfolio, our liquidity, results of operations and financial condition could be adversely affected.

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

We expect that gains on the sale of U.S. government guaranteed loans will comprise a meaningful component of our revenue. The gains on such sales recognized for the year ended December 31, 2021 and 2020 were $11.0 million and $6.5 million, respectively. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed portion of the loans and servicing rights are determined based on market derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent  third party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

We may not be able to continue growing our business, particularly if we cannot increase loans and deposits through organic growth.

We have grown our consolidated assets from $1.29 billion as of December 31, 2017 to $3.11 billion as of December 31, 2021, and our deposits from $1.02 billion as of December 31, 2017 to $2.26 billion as of December 31, 2021. Our ability to continue to grow successfully will depend to a significant extent on our capital resources. It also will depend, in part, upon our ability to attract deposits and grow our loan portfolio and investment opportunities and on whether we can continue to fund growth while maintaining cost controls and asset quality, as well as on other factors beyond our control, such as national, regional and local economic conditions and interest rate trends.

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

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced as a result of the ongoing COVID-19 pandemic. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, including the impact of COVID-19, both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

Real estate market volatility and future changes in our disposition strategies could result in net proceeds that differ significantly from our OREO fair value appraisals.

As of December 31, 2021, we held an OREO balance of $3.6 million. Our OREO portfolio historically has been insignificant, and generally consisted of properties that we obtained through foreclosure or through a deed in lieu of foreclosure. Properties in our OREO portfolio are recorded at the lower of the recorded investment in the loans for which the properties previously served as collateral or the “fair value”, which represents the estimated sales price of the properties on the date acquired less estimated selling costs. Generally, in determining “fair value,” an orderly disposition of the property  is assumed, except when a different disposition  strategy is expected. Judgment is required in estimating the fair value of OREO, and the period of time within which such estimates can be considered current is shortened during periods of market volatility. As a result of the significant judgments required in estimating fair value and the variables involved in different methods of disposition, the net proceeds realized from such sales transactions could differ significantly from appraisals, comparable sales and other estimates used to determine the fair value of our OREO properties.

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

The financial services industry is continually undergoing rapid technological changes with frequent introductions of new technology-driven products and services. These trends were accelerated by the COVID-19 pandemic, increasing demand for mobile banking solutions. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area.

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

Processes that management uses to estimate our probable incurred credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and/or forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances, as we have experienced and expect to continue to experience as a result of the COVID-19 pandemic. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

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

We are subject to federal and state fair lending laws, and failure to comply with these laws could lead to material penalties.

Federal and state fair lending laws and regulations, such as the Equal Credit Opportunity Act and the Fair Housing Act, impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, CFPB and other federal and state agencies are responsible for enforcing these laws and regulations. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. A successful challenge to our performance under the fair lending laws and regulations could adversely impact our rating under the Community Reinvestment Act and result in a wide variety of sanctions, including the required payment of damages and civil money penalties, injunctive relief, imposition of restrictions on merger and acquisition activity and restrictions on expansion activity, which could negatively impact our reputation, business, financial condition and results of operations.

We could face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act of 1970, the USA PATRIOT Act and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. FinCEN, established by the U.S. Department of the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and engages in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and IRS. There is also increased scrutiny of compliance with the rules enforced by OFAC related to U.S. sanctions regimes. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of the financial institutions that we have already acquired or may acquire in the future are deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Risks Related to Our Common Stock

The Company’s directors may have interests that differ from other shareholders, and such directors have ownership interests in the Company that, when aggregated with holdings of their extended families and their affiliated entities, may allow such individuals and entities to take certain corporate actions without the consent of other shareholders.

As of December 31, 2021, our directors and their families and affiliated entities collectively had a 31.9% ownership interest in the Company.  As a result, our directors initially may be able to elect the majority of our entire board of directors, control the management and policies of the Company and, in general, determine, without the consent of the other shareholders, the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and will be able to prevent or cause a change in control of the Company.

An investment in our common stock is not an insured deposit and may lose value.

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

ESG risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public’s (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were to become intertwined in such negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

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

As of March 4, 2022, there were 25,465,236 shares of common stock outstanding held by approximately 182 shareholders of record of our common stock as reported by our transfer agent.

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

Equity Compensation Plan Information

Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2021.

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index for the period beginning on October 3, 2019, the first day of trading of our common stock on the Nasdaq Global Select Market under the symbol "MCBS", through December 31, 2021. The following reflects index values as of close of trading, assumes $100.00 invested on October 3, 2019, in our common stock, the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index, and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.

Index	October 3, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
MetroCity Bankshares, Inc.	$100.00	$130.78	$88.25	$108.84	$100.68	$110.93	$119.13	$136.47	$164.42	$217.12
Nasdaq Composite Index	100.00	113.98	97.81	127.77	141.86	163.72	168.27	184.24	183.54	198.74
S&P U.S. Small Cap Bank Index	100.00	112.53	68.16	76.99	70.66	102.20	131.09	129.42	134.58	142.27

Issuer Purchases of Equity Securities

On April 23, 2021, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to 1,000,000 shares of its common stock. The share repurchase program began on April 27, 2021 and ended on December 31, 2021. The repurchases are made in compliance with all SEC rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits share repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time.

The Company did not repurchase any shares of common stock in the fourth quarter of 2021.

Item 6. [Reserved]

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

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to eighteen months. As of December 31, 2021, we had two non-SBA commercial customers with outstanding loan balances totaling $8.1 million that were under approved payment deferrals. This is a significant decline from the active payment deferrals as of December 31, 2020 that were granted to 14 non-SBA commercial customers with outstanding balances totaling $42.0 million. As of December 31, 2021, we had four SBA loans with outstanding gross loan balances totaling $6.5 million ($1.6 million unguaranteed book balance) that were under approved payment deferrals.

As of December 31, 2021, our residential real estate loan portfolio made up 74.8% of our total loan portfolio and had a weighted average amortized loan-to-collateral value ratio (“LTV”) of approximately 54.7%. As of December 31, 2021, we had no residential mortgages on hardship payment deferrals. As of December 31, 2020, 1.0% of our residential mortgages were on hardship payment deferral covering principal and interest payments for three to six months.

As a preferred SBA lender, we participated in the Paycheck Protection Program (“PPP”) created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. During the first round of PPP funding in the second and third quarters of 2020, the Company approved and funded over 1,800 PPP loans totaling $97.0 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of March 4, 2022, the SBA had granted forgiveness for these PPP loans totaling $95.1 million, or 98.0% of PPP loans funded.

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extended the authority of lenders to make PPP loans through May 31, 2021. We participated in this new round of PPP loan funding by offering first and second draw loans. As of December 31, 2021, the Company had approved and funded over 1,000 PPP loans totaling $62.0 million under this new round of PPP loan funding. As of March 4, 2022, the SBA had granted forgiveness for these PPP loans totaling $39.7 million, or 64.0% of PPP loans funded.

Despite the progress and while the overall outlook has improved based on the availability of the vaccine to all adults and older children, the emergence and spread of variants (including the Omicron variant, a rapidly spreading strain of coronavirus) remains as a risk to containing and ending the pandemic, as well as to full economic recovery in our footprint.  Even with improvements in certain economic indicators, significant uncertainty remains over the timing and scope of additional government stimulus packages, and the speed of the recovery from the downturn on our business, customers, and the economy as a whole remains uncertain.

Overview

We are MetroCity Bankshares, Inc., a bank holding company headquartered in the Atlanta, Georgia metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. We are focused on delivering full-service banking services in markets, predominantly Asian-American communities in growing metropolitan markets in the Eastern U.S. and Texas.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2021, included elsewhere in this Annual Report on Form 10-K.

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

Fair Value of Financial Instruments

ASC Topic 820, Fair Value Measurement (“ASC 820”), defines fair value as the price that would be received to sell a financial asset, or paid to transfer a financial liability in an orderly transaction between market participants at the measurement date. The degree of management judgment involved in determining the fair value of assets and liabilities is dependent upon the availability of quoted market prices or observable market parameters. For financial instruments that trade actively and have quoted market prices or observable market parameters, there is minimal subjectivity involved in measuring fair value. When observable market prices and parameters are not available, management judgment is necessary to estimate fair value. In addition, changes in market conditions  may reduce the availability of quoted prices or observable date. See Note 16 of our consolidated financial statements as of December 31, 2021, included elsewhere in this Annual Report on Form 10-K, for a complete discussion of fair value of financial assets and liabilities and their related measurement  practices.

Income Taxes

We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement  carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established. See Note 11 of our consolidated financial statements as of December 31, 2021, included elsewhere in this Annual Report on Form 10-K, for additional information.

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

Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act, (ii) comply with any requirement  that may be adopted  by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), (iii) provide more extensive disclosures regarding our executive compensation arrangements, including a “compensation discussion and analysis” section and all of the disclosures required under the Dodd-Frank Act, (iv) hold nonbinding advisory votes on executive compensation or golden parachute arrangements. These exemptions will apply for a period of five years from our initial public offering date on October 7, 2019 or until we are no longer an “emerging growth company,” whichever is earlier

Stock Split

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

Results of Operations

Net Income

Year ended December 31, 2021 compared to year ended December 31, 2020

We recorded net income of $61.7 million for the year ended December 31, 2021 compared to $36.4 million for the same period in 2020, an increase of $25.3 million, or 69.5%. The increase was due to a $38.1 million increase in net interest income and a $6.6 million increase in noninterest income, offset by a $3.5 million increase in provision for loan losses, a $7.3 million increase in noninterest expense and a $8.6 million increase in provision for income taxes.

Basic and diluted earnings per common share for the year ended December 31, 2021 was $2.41 and $2.39, respectively, compared to $1.42 and $1.41 for the basic and diluted earnings per common share for the same period in 2020.

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

Year ended December 31, 2021 compared to year ended December 31, 2020

Net interest income for the year ended December 31, 2021 was $104.2 million compared to $66.1 million for the year ended December 31, 2020, an increase of $38.1 million, or 57.5%. Interest income totaled $108.7 million for the year ended December 31, 2021, an increase of $31.1 million, or 40.1%, from the year ended December 31, 2020, primarily due to a $722.7 million increase in average loans while the yield on average loans decreased by 36 basis points. We also recognized PPP loan fee income of $5.4 million during 2021 compared to PPP loan fee income of $1.7 million during 2020. Average earning assets increased by $756.9 million, primarily due to an increase of $722.7 million in average loans and $60.3 million in average fed funds sold and interest-bearing cash accounts. The increase in average loans included increases of $674.2 million in average residential real estate loans, $25.5 million in average commercial real estate loans,  $16.4 million in average construction and development loans, and $7.3 million in average commercial and industrial loans, which includes $77.0 million in average PPP loans.

Interest expense for the year ended December 31, 2021 decreased $6.9 million to $4.6 million compared to interest expense of $11.5 million for the year ended December 31, 2020. This decrease is primarily attributable to a 91 basis points decrease in deposit costs, which includes a 47 basis points decrease in the average yield on money market deposits and a 110 basis points decrease in the average yield on time deposits. Average borrowings outstanding for the year ended December 31, 2021 increased by $140.1 million with a decrease in rate of 41 basis points compared to the year ended December 31, 2020.

The net interest margin for the year ended December 31, 2021 was 4.45% compared to 4.18% for the year ended December 31, 2020, an increase of 27 basis points. The cost of interest-bearing liabilities decreased by 86 basis points to 0.29% from 1.15%, while the yield on interest-earning assets decreased by 26 basis points to 4.65% from 4.91% for the previous year. Average earning assets increased by $756.9 million, primarily due to an increase of $722.7 million in average loans and an increase of $34.2 million in average total investments. Average interest-bearing liabilities increased by $565.6 million as average interest-bearing deposits increased by $425.5 million and average borrowings increased by $140.1 million. The inclusion of PPP loan average balances, interest and fees had an 11 basis points impact on the yield on average loans and a 12 basis point impact on the net interest margin for 2021.

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

Average Balances, Interest and Yields

The following tables present, for the years ended December 31, 2021, 2020 and 2019, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Year Ended December 31,
	2021			2020			2019
	Average	Interest and	Yield /	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$207,771	$500	0.24%	$147,431	$1,056	0.72%	$145,096	$3,010	2.07%
Securities purchased under agreements to resell	—	—	—	29,932	271	0.91	15,000	421	2.81
Securities available for sale	21,573	390	1.81	17,806	410	2.30	17,413	444	2.55
Total investments	229,344	890	0.39	195,169	1,737	0.89	177,509	3,875	2.18
Construction and development	48,076	2,513	5.23	31,658	1,685	5.32	33,567	2,193	6.53
Commercial real estate	503,968	29,750	5.90	478,481	27,316	5.71	458,259	31,927	6.97
Commercial and industrial	119,640	8,407	7.03	112,313	5,301	4.72	43,003	3,049	7.09
Residential real estate	1,437,377	67,058	4.67	763,136	41,391	5.42	755,244	41,962	5.56
Consumer and Other	188	123	65.43	989	179	18.10	2,310	207	8.96
Gross loans(2)	2,109,249	107,851	5.11	1,386,577	75,872	5.47	1,292,383	79,338	6.14
Total earning assets	2,338,593	108,741	4.65	1,581,746	77,609	4.91	1,469,892	83,213	5.66
Noninterest-earning assets	122,038			98,504			86,106
Total assets	2,460,631			1,680,250			1,555,998
Interest-bearing liabilities:
NOW and savings deposits	112,943	222	0.20	68,610	166	0.24	51,818	172	0.33
Money market deposits	726,268	1,693	0.23	248,633	1,731	0.70	133,363	2,730	2.05
Time deposits	499,856	2,033	0.41	596,325	9,021	1.51	816,298	19,049	2.33
Total interest-bearing deposits	1,339,067	3,948	0.29	913,568	10,918	1.20	1,001,479	21,951	2.19
Borrowings	223,027	624	0.28	82,955	571	0.69	31,884	287	0.90
Total interest-bearing liabilities	1,562,094	4,572	0.29	996,523	11,489	1.15	1,033,363	22,238	2.15
Noninterest-bearing liabilities:
Noninterest-bearing deposits	559,797			394,338			297,174
Other noninterest-bearing liabilities	76,727			62,153			40,924
Total noninterest-bearing liabilities	636,524			456,491			338,098
Shareholders' equity	262,013			227,236			184,537
Total liabilities and shareholders' equity	$2,460,631			$1,680,250			$1,555,998
Net interest income		$104,169			$66,120			$60,975
Net interest spread			4.36			3.76			3.51
Net interest margin			4.45			4.18			4.15
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Year Ended December 31,
	2021 Compared to 2020			2020 Compared to 2019
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$274	$(830)	$(556)	$161	$(2,115)	$(1,954)
Securities purchased under agreements to resell	(271)	—	(271)	252	(402)	(150)
Securities available for sale	19	(39)	(20)	17	(51)	(34)
Total investments	22	(869)	(847)	430	(2,568)	(2,138)
Construction and development	752	76	828	(71)	(437)	(508)
Commercial real estate	3,460	(1,026)	2,434	970	(5,581)	(4,611)
Commercial and industrial	407	2,699	3,106	3,602	(1,350)	2,252
Residential real estate	31,587	(5,920)	25,667	340	(911)	(571)
Consumer and Other	(94)	38	(56)	(72)	44	(28)
Gross loans(2)	36,112	(4,133)	31,979	4,769	(8,235)	(3,466)
Total earning assets	36,134	(5,002)	31,132	5,199	(10,803)	(5,604)
Interest-bearing liabilities:
NOW and savings deposits	90	(34)	56	41	(47)	(6)
Money market deposits	1,177	(1,215)	(38)	1,399	(2,398)	(999)
Time deposits	(1,934)	(5,054)	(6,988)	(3,979)	(6,049)	(10,028)
Total interest-bearing deposits	(667)	(6,303)	(6,970)	(2,539)	(8,494)	(11,033)
Borrowings	552	(499)	53	387	(103)	284
Total interest-bearing liabilities	(115)	(6,802)	(6,917)	(2,152)	(8,597)	(10,749)
Net interest income	$36,249	$1,800	$38,049	$7,351	$(2,206)	$5,145
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Loan balances include nonaccrual loans and loans held for sale.

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

Year ended December 31, 2021 compared to year ended December 31, 2020

We recorded provision for loan losses of $6.9 million during the year ended December 31, 2021 compared to $3.5 million provision for loan losses recorded during the year ended December 31, 2020. The increase in our provision for loan losses during the year ended December 31, 2021 was partially due to the continued uncertainty surrounding the COVID-19 pandemic, as well as the significant growth in our loan portfolio. Our allowance for loan losses as a percentage of gross loans for the periods ended December 31, 2021 and 2020 was 0.67% and 0.62%, respectively. Excluding outstanding PPP loans of $31.0 million and $92.4 million as of December 31, 2021 and 2020, the ALL as a percentage of total loans was 0.68% and 0.66%, respectively. None of the ALL balance was allocated to our PPP loan portfolio at December 31, 2021 and 2020. Our ALL as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans.

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

The following table sets forth the major components of our noninterest income for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			2021 vs.2020		2020 vs.2019
(Dollars in thousands)	2021	2020	2019	$ Change	% Change	$ Change	% Change
Noninterest Income:
Service charges on deposit accounts	$1,696	$1,312	$1,462	$384	29.3%	$(150)	(10.3)%
Other service charges, commissions and fees	14,437	8,545	10,121	5,892	69.0	(1,576)	(15.6)
Gain on sale of residential mortgage loans	—	2,529	9,141	(2,529)	(100.0)	(6,612)	(72.3)
Mortgage servicing income, net	(564)	1,308	9,294	(1,872)	(143.1)	(7,986)	(86.9)
Gain on sale of SBA loans	10,952	6,467	5,444	4,485	69.4	1,023	18.8
SBA servicing income, net	5,884	6,130	3,745	(246)	(4.0)	2,385	63.7
Other income	1,398	920	689	478	52.0	231	33.5
Total noninterest income	$33,803	$27,211	$39,896	$6,592	24.2%	$(12,685)	(31.8)%

Year ended December 31, 2021 compared to year ended December 31, 2020

Service charges on deposit accounts were $1.7 million for the year ended December 31, 2021 compared to $1.3 million for the year ended December 31, 2020, an increase of $384,000, or 29.3%. The increase was primarily attributable to increased analysis fees and wire transfer fees.

Other service charges, commissions and fees increased $5.9 million, or 69.0%, to $14.4 million for year ended December 31, 2021 compared to $8.5 million for the year ended December 31, 2020. The increase is mainly attributable to higher underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume significantly increased during the year ended December 31, 2021 compared to the year ended December 31, 2020. Mortgage loan originations totaled $1.20 billion during the year ended December 31, 2021 compared to $484.2 million during the year ended December 31, 2020.

Total gain on sale of loans was $11.0 million for the year ended December 31, 2021 compared to $9.0 million for the year ended December 31, 2020, an increase of $2.0 million, or 21.7%.

We recorded no gain on sale of residential mortgage loans for the year ended December 31, 2021 as no mortgage loans were sold during the period compared to $2.5 million for the year ended December 31, 2020. We sold $92.7 million in residential mortgage loans with an average premium of 2.78% during the year ended December 31, 2020.

Gain on sale of SBA loans totaled $11.0 million for the year ended December 31, 2021 compared to $6.5 million for the year ended December 31, 2020. We sold $124.7 million in SBA loans during the year ended December 31, 2021 with average premiums of 10.67% compared to the sale of $128.6 million in SBA loans with an average premium of 7.58% in the same period in 2020.

Mortgage loan servicing income had an expense balance of $564,000 for the year ended December 31, 2021 compared to income of $1.3 million for the year ended December 31, 2020, a decrease of $1.9 million, or 143.1%. The decrease in mortgage loan servicing income was due to the decrease in capitalized mortgage servicing assets and mortgage servicing fees and increased servicing asset amortization. Included in mortgage loan servicing income for the year ended December 31, 2021 was $4.7 million in mortgage servicing fees compared to $6.4 million for 2020, and capitalized mortgage servicing assets of $0 for the year ended December 31, 2021 compared to $1.0 million for 2020. These amounts were offset by mortgage loan servicing asset amortization of $5.7 million for the year ended December 31, 2021 compared to $5.4 million for the year ended December 31, 2020. During the year ended December 31, 2021, we recorded fair value impairment recovery of $478,000 on our mortgage servicing assets compared to a fair value impairment of $641,000 recorded during the year ended December 31, 2020. Our total residential mortgage loan servicing portfolio was $608.2 million at December 31, 2021 compared to $961.7 million at December 31, 2020.

SBA servicing income was $5.9 million for the year ended December 31, 2021 compared to $6.1 million for the year ended December 31, 2020, a decrease of $246,000, or 4.0%. Our total SBA loan servicing portfolio was $543.0 million as of December 31, 2021 compared to $507.4 million as of December 31, 2020. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $619,000 increase to our SBA servicing rights during the year ended December 31, 2021. During the year ended December 31, 2020, we recorded an increase of $1.5 million to our SBA servicing rights.

Other noninterest income was $1.4 million for the year ended December 31, 2021 compared to $920,000 for the year ended December 31, 2020, an increase of $478,000, or 52.0%. The largest component of other noninterest income is the income on bank owned life insurance which totaled $1.1 million and $587,000, respectively, for the years ended December 31, 2021 and 2020.

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

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,			2021 vs.2020		2020 vs.2019
(Dollars in thousands )	2021	2020	2019	$ Change	% Change	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$30,112	$25,500	$24,923	$4,612	18.1%	$577	2.3%
Occupancy and equipment	5,028	5,083	4,749	(55)	(1.1)	334	7.0
Data processing	1,100	1,078	1,029	22	2.0	49	4.8
Advertising	541	566	649	(25)	(4.4)	(83)	(12.8)
Other expenses	11,643	8,873	8,653	2,770	31.2	220	2.5
Total noninterest expense	$48,424	$41,100	$40,003	$7,324	17.8%	$1,097	2.7%

Year ended December 31, 2021 compared to year ended December 31, 2020

Salaries and employee benefits expense for the year ended December 31, 2021 was $30.1 million compared to $25.5 million for the year ended December 31, 2020, an increase of $4.6 million, or 18.1%. This increase was mainly attributable higher commissions paid to our loan officers as loan volume significantly increased during the year ended December 31, 2021, as well as the increase in the overall number of employees necessary to support our continued growth and annual salary adjustments. The average number of full-time equivalent employees was 213 for the year ended December 31, 2021 compared to 209 for the year ended December 31, 2020.

Occupancy expense for the year ended December 31, 2021 was $5.0 million compared to $5.1 million for the same period during 2020, a slight decrease of $55,000, or 1.1%. This decrease was partially due to lower maintenance and repairs expense and rent expense.

Data  processing expense for the years ended December 31, 2021 and 2020 remained flat at $1.1 million.

Advertising expense for the year ended December 31, 2021 was $541,000 compared to $566,000 for 2020, a decrease of $25,000, or 4.4%. The decrease was due to management’s ongoing efforts to reduce costs.

Other expenses for the year ended December 31, 2021 were $11.6 million compared to $8.9 million for the year ended December 31, 2020, an increase of $2.8 million, or 31.2%. The increase was primarily due to higher mortgage and other real estate owned expenses and FDIC insurance premiums, as well as increased operating and customer service expenses. Included in other expenses were directors’ fees of $455,000 and $383,000 for the years ended December 31, 2021 and 2020, respectively.

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

Other expenses for the year ended December 31, 2020 were $8.9 million compared to $8.7 million for the year ended December 31, 2019, an increase of $220,000, or 2.5%. The increase was partially due to higher accounting and SEC-related expenses due to 2020 being the Company’s first full year as a public company, offset by lower mortgage related expenses. Included in other expenses were directors’ fees of $383,000 and $366,000 for the years ended December 31, 2020 and 2019, respectively.

Income Tax Expense

Income tax expense for the years ended December 31, 2021, 2020 and 2019 was $20.9 million, $12.4 million and $16.2 million, respectively. The Company’s effective tax rates for the years ended December 31, 2021, 2020 and 2019 were 25.3%, 25.4% and 26.5%, respectively.

We had net deferred tax assets of $2.2 million at December 31, 2021 and net deferred tax liabilities of $1.0 million and $2.9 million at December 31, 2020 and 2019, respectively.

Return on Equity and Assets

The following table sets forth our return on average assets, return on average equity, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Return on average assets	2.51%	2.17%	2.87%
Return on average equity	23.55%	16.02%	24.23%
Dividend payout ratio	19.17%	28.32%	23.26%
Average shareholders' equity to average assets	10.65%	13.52%	11.86%

Financial Condition

Total assets increased $1.21 billion, or 63.7%, to $3.11 billion at December 31, 2021 as compared to $1.90 billion at December 31, 2020. The increase in total assets was primarily attributable to increases in loans held for investment of $874.7 million, cash and due from banks of $291.8 and bank owned life insurance of $23.6 million, partially offset by an increase in the allowance for loan losses of $6.8 million and decrease in the mortgage servicing asset of $5.2 million.

Loans

Our loans represent the largest portion  of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

Our gross loans increased $876.6 million, or 53.6%, to $2.51 billion as of December 31, 2021 compared to $1.63 billion as of December 31, 2020. Our loan growth during the year ended December 31, 2021 was comprised of a decrease of $6.8 million, or 14.9%, in construction and development loans, an increase of $43.1 million, or 9.0%, in commercial real estate loans, a decrease of $64.2 million, or 46.8%, in commercial and industrial loans, an increase of $904.6 million, or 92.8%, in residential real estate loans and a decrease of $104,000, or 56.8%, in consumer and other loans. Included in commercial and industrial loans were PPP loans with outstanding balances totaling $31.0 million and $92.4 million as of December 31, 2021 and 2020, respectively.

The following table presents the ending balance of each major category in our loan portfolio at the dates indicated.

	December 31,
	2021		2020		2019		2018		2017
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Development	$38,857	1.6%	$45,653	2.8%	$31,739	2.7%	$42,718	3.7%	$45,132	4.2%
Commercial Real Estate	520,488	20.7	477,419	29.2	424,950	36.5	396,598	34.6	369,346	34.6
Commercial and Industrial	73,072	2.9	137,239	8.4	53,105	4.6	33,100	2.9	33,671	3.2
Residential Real Estate	1,879,012	74.8	974,445	59.6	651,645	56.0	670,341	58.5	611,258	57.2
Consumer and other	79	0.0	183	0.0	1,768	0.2	2,957	0.3	9,186	0.8
Total gross loans	2,511,508	100.0%	1,634,939	100.0%	1,163,207	100.0%	1,145,714	100.0%	1,068,593	100.0%
Unearned income	(6,438)		(4,595)		(2,045)		(2,139)		(1,620)
Allowance for loan losses	(16,952)		(10,135)		(6,839)		(6,645)		(6,925)
Total loans, net	$2,488,118		$1,620,209		$1,154,323		$1,136,930		$1,060,048

The following table presents the maturity distribution of our loans as of December 31, 2021. The table also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	December 31, 2021
(Dollars in thousands)	One Year or Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Construction and Development	$37,032	$1,825	$—	$—	$38,857
Commercial Real Estate	25,993	157,234	105,055	232,206	520,488
Commercial and Industrial	5,060	41,970	26,042	—	73,072
Residential Real Estate	—	203	840,956	1,037,853	1,879,012
Consumer and other	79	—	—	—	79
Total gross loans	$68,164	$201,232	$972,053	$1,270,059	$2,511,508

Amounts with fixed rates	$42,588	$98,567	$869,236	$246,451	$1,256,842
Amounts with floating or adjustable rates	25,576	102,665	102,817	1,023,608	1,254,666
Total gross loans	$68,164	$201,232	$972,053	$1,270,059	$2,511,508

Our loan portfolio is concentrated in commercial real estate (primarily the unguaranteed portion of SBA loans) and residential mortgage loans with the remaining balance in construction and development, commercial and industrial, and consumer loans. 97.1% of our gross loans was secured by real property as of December 31, 2021, compared  to 91.6% as of December 31, 2020 and 95.3% as of December 31, 2019.

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

As of December 31, 2021, our construction and development loans comprised $38.9 million, or 1.6%, of total loans, compared to $45.7 million, or 2.8%, of total loans as of December 31, 2020. This compares to $31.7 million, or 2.7%, of total loans as of December 31, 2019.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-owner occupied commercial real estate. We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain  a personal guarantee from responsible parties. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. At December 31, 2021, approximately 87.6% of our commercial real estate loans were owner-occupied.

As of December 31, 2021, our loans secured by commercial real estate were $520.5 million, or 20.7%, of total loans compared to $477.4 million, or 29.2%, as of December 31, 2020. This increase was due to consistent loan production and market demand for these types of loans. Commercial real estate loans were $425.0 million, or 36.5%, of our portfolio as of December 31, 2019. Our non-owner occupied commercial real estate loans make up a small percentage of our overall commercial real estate loan portfolio. Non-owner occupied commercial real estate loans were 12.4%, 13.6%, and 17.9%, as a percentage of commercial real estate loans for the years ending December 31, 2021, 2020, and 2019, respectively.

We originate both fixed and adjustable rate loans. Adjustable rate loans are based on LIBOR, prime rate or constant  maturity treasury (“CMT”). At December 31, 2021 and 2020, approximately 20.9% and 31.7% of the commercial real estate portfolio consisted of fixed-rate loans, respectively. Our policy maximum LTV is 85% for commercial real estate loans. However, our weighted average LTV is well below this policy maximum. Newly originated and renewed non-SBA commercial real estate loans for the years ending December 31, 2021 and 2020 carried a weighted average LTV of 59.5% for both periods.

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

As of December 31, 2021, our commercial and industrial loans comprised $73.1 million, or 2.9%, of total loans, compared to $137.2 million, or 8.4% of total loans as of December 31, 2020. This compares to $53.1 million, or 4.6%, of total loans as of December 31, 2019. This decrease was mainly due to the forgiveness of PPP loans that were originated in 2020 and 2021.

A significant portion of both our commercial real estate and commercial and industrial loans are SBA loans. We are designated an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We generally sell the guaranteed portion (75%-90%) of the SBA loans that we originate. Our SBA loans are typically made to small-sized retail, hotel/motel, service and distribution businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral  may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance. As of December 31, 2021, our SBA portfolio totaled $269.8 million compared  to $285.1 million as of December 31, 2020. This decrease was primarily a result of the forgiveness and payoff of PPP loans originated in 2020, as well as the amortization of our existing SBA portfolio. We originated and sold $285.8 million and $124.7 million during the year ended December 31, 2021 compared to originations and sales of $245.7 million and $128.6 million for the year ended December 31, 2020. We originated and sold $155.0 million and $118.4 million of SBA loans during the year ended December 31, 2019.

From our total SBA loan portfolio of $269.8 million at December 31, 2021, $214.3 million is secured by real estate and $55.5 million (including PPP loans of $31.0 million) is unsecured or secured by business assets, which we classify as commercial and industrial loans.

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

As of March 4, 2022, the SBA had granted forgiveness for these PPP loans totaling $95.1 million, or 98.0% of PPP loans funded

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extended the authority of lenders to make PPP loans through May 31, 2021. We participated in this new round of PPP loan funding by offering first and second draw loans. As of December 31, 2021, the Company had approved and funded over 1,000 PPP loans totaling $62.0 million under this new round of PPP loan funding. As of March 4, 2022, the SBA had granted forgiveness for these PPP loans totaling $39.7 million, or 64.0% of PPP loans funded.

Residential real estate loans. We originate mainly non-conforming single-family residential mortgage loans through  our branch network, without the use of any third party originator. During 2021, our primary loan products were a 15-year fixed rate product, a 30-year fixed rate product and a five-year hybrid adjustable rate mortgage which reprices after five years to the one-year CMT plus certain spreads. We originate the residential mortgage loans to hold for investment and also sell on the secondary market.

As of December 31, 2021, our residential real estate loans comprised $1.88 billion, or 74.8%, of total loans, compared  to $974.4 million, or 59.6%, of total loans as of December 31, 2020. This compares to $651.6 million, or 56.0%, of total loans as of December 31, 2019. The increase in 2021 was due to management’s decision to hold all of our production for investment rather than sell our residential loans on the secondary market. During the years ended December 31, 2021 and 2020, we originated $1.20 billion and $484.2 million and sold $0 and $92.7 million, respectively, in residential mortgage loans. During the year ended December 31, 2019, we originated $644.5 million and sold $520.1 million in residential mortgage loans.

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

As of December 31, 2021, our consumer and other loans totaled $79,000 compared to $183,000 as of December 31, 2020. This compares to $1.8 million as of December 31, 2019. Our consumer loans have steadily decreased since December 31, 2017 due to our decision to discontinue the purchase of auto loan pools in 2016.

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

Nonperforming loans were $11.8 million at December 31, 2021 compared to $13.1 million at December 31, 2020 and $14.7 million at December 31, 2019. The decrease from December 31, 2020 to December 31, 2021 was primarily attributable to a $2.4 million decrease in nonaccrual residential real estate loans, offset by a $857,000 increase in nonaccrual commercial real estate loans and $342,000 increase in loans past due ninety days or more and still accruing. The decrease from December 31, 2019 to December 31, 2020 was primarily attributable to a $1.4 million decrease in nonaccrual construction and development loans and $627,000 decrease in nonaccrual residential real estate loans. The increase in the year ended December 31, 2019 was primarily attributable to a $1.4 million increase in nonaccrual construction and development loans and a $6.2 million increase in nonaccrual residential real estate loans. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2021, 2020 and 2019. We recognized interest income on loans modified under troubled debt restructurings of $131,000, $143,000 and $301,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. At December 31, 2021, included in nonaccrual loans were $3.7 million of commercial real estate loans, $152,000 in commercial and industrial loans and $4.9 million in residential real estate loans. Nonaccrual loans at December 31, 2020 comprised of $2.9 million of commercial real estate loans, $34,000 in commercial and industrial loans and $7.3 million in residential real estate loans. The weighted average LTV of nonaccrual residential real estate loans was approximately 55% at December 31, 2021.

	December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Nonaccrual loans	$8,759	$10,203	$12,236	$5,667	$7,083
Past due loans 90 days or more and still accruing	342	—	—	—	—
Accruing troubled debt restructured loans	2,697	2,891	2,459	3,298	2,945
Total nonperforming loans	11,798	13,094	14,695	8,965	10,028
Other real estate owned	3,618	3,844	423	—	610
Total nonperforming assets	$15,416	$16,938	$15,118	$8,965	$10,638
Nonperforming loans to gross loans	0.47%	0.80%	1.26%	0.78%	0.94%
Nonperforming assets to total assets	0.50%	0.89%	0.93%	0.63%	0.83%
Allowance for loan losses to nonperforming loans	143.69%	77.40%	46.54%	74.12%	69.06%
(1)	For purposes of the table above, nonperforming and past due loans exclude COVID-19 loan modifications.

At December 31, 2021, 11.1% of the Company’s loan portfolio, or $279.3 million, is in sectors that have been the most sensitive to the COVID-19 (and the variants thereof) pandemic. Within this group, the hotel industry and the restaurant industry, which are two industries heavily impacted by the COVID-19 pandemic, represented $165.9 million and $39.5 million, respectively. While our entire loan portfolio is being continuously assessed, enhanced monitoring for these sectors is ongoing. We are continuously working with these customers to evaluate how the current economic conditions are impacting, and will continue to impact, their business operations.

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings. As of December 31, 2021, we had non-SBA commercial loans and residential mortgages with outstanding balances of $8.1 million and $0, respectively, who were under approved payment deferrals. As of December 31, 2020, we had non-SBA commercial loans and residential mortgages with outstanding balances of $42.0 million and $9.8 million, respectively, who were under approved payment deferrals. As of December 31, 2021, we had four SBA loans under approved payment deferrals with outstanding gross loan balances totaling $6.5 million ($1.6 million unguaranteed book balance). As of December 31, 2020, we had approved payment deferrals for 18 SBA loans with outstanding gross loan balances totaling $25.5 million ($6.4 million unguaranteed book balance). See Notes 1 and 3 of our consolidated financial statements as of December 31, 2020, included elsewhere in this Annual Report on Form 10-K, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

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

The allowance for loan losses was $16.9 million at December 31, 2021 compared to $10.1 million at December 31, 2020, an increase of $6.8 million, or 67.3%. The increase in the allowance for loan losses balance was partially due to the significant increase in our loan portfolio during 2021. We also continued to include qualitative factors in our allowance for loan losses calculation during 2021 for the economic uncertainties caused by the ongoing COVID-19 pandemic, partially resulting in the increased provision expense of $6.9 million recorded during the year ended December 31, 2021. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. The FDIC and GA DBF also review the allowance for loan losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if economic conditions and the real estate market in our market areas were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Loan Losses. The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	December 31,
(Dollars in thousands)	2021	2020	2019	2018	2017
Balance, beginning of period	$10,135	$6,839	$6,645	$6,925	$5,470
Charge-offs:
Construction and development	—	—	—	—	—
Commercial real estate	67	109	237	88	131
Commercial and industrial	64	51	14	39	—
Residential real estate	—	—	—	—	—
Consumer and other	—	97	525	1,939	1,513
Total charge-offs	131	257	776	2,066	1,644
Recoveries:
Construction and development	—	—	—	—	—
Commercial real estate	12	10	752	22	41
Commercial and industrial	—	25	—	—	—
Residential real estate	—	—	—	—	—
Consumer and other	7	51	218	527	—
Total recoveries	19	86	970	549	41
Net charge-offs/(recoveries)	112	171	(194)	1,517	1,603
Provision for loan losses	6,929	3,467	—	1,237	3,058
Balance, end of period	$16,952	$10,135	$6,839	$6,645	$6,925
Total loans at end of period	$2,511,508	$1,634,939	$1,163,207	$1,145,714	$1,068,593
Average loans(1)	2,109,249	1,365,129	1,218,219	1,110,451	966,707
Net charge-offs to average loans	0.01%	0.01%	(0.02)%	0.14%	0.17%
Allowance for loan losses to total loans(2)	0.67%	0.62%	0.59%	0.58%	0.65%
(1)	Excludes loans held for sale.
(2)	As of December 31, 2021 and 2020, the ALL to total loans, excluding PPP loans of $31.0 million and $92.4 million, was 0.68% and 0.66%, respectively.

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of December 31, 2021.

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,
	2021		2020		2019		2018		2017
	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to
(Dollars in thousands)	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
Construction and Development	$100	1.6%	$178	2.8%	$131	2.7%	$235	3.7%	$127	4.2%
Commercial Real Estate	4,146	20.7	5,161	29.2	2,320	36.5	2,601	34.6	2,135	34.6
Commercial and Industrial	4,989	2.9	438	8.4	448	4.6	380	2.9	261	3.2
Residential Real Estate	7,717	74.8	4,350	59.6	3,457	56.0	3,042	58.5	3,048	57.2
Consumer and other	—	—	8	—	91	0.2	387	0.3	1,170	0.8
Unallocated	—	—	—	—	392	—	—	—	184	—
Total allowance for loan losses	$16,952	100.0%	$10,135	100.0%	$6,839	100.0%	$6,645	100.0%	$6,925	100.0%

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

We classify our debt securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting  guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the fair value of our available-for-sale securities.

All of the debt securities in our investment portfolio were classified as available-for-sale as of December 31, 2021. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of U.S. government-sponsored agency securities, home mortgage-backed securities and state and municipal bonds. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of December 31, 2021, 2020 or 2019.

The following table presents the amortized cost and fair value of our available-for-sale securities portfolio as of the dates presented.

	Year Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government entities and agencies	$6,949	$6,949	$9,306	$9,306	$12,436	$12,436
States and political subdivisions	8,169	8,361	7,182	7,429	1,246	1,279
Mortgage-backed GSE residential	10,562	10,423	1,368	1,382	2,015	1,980
Total securities available for sale	$25,680	$25,733	$17,856	$18,117	$15,697	$15,695

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2021, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized  cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale as of the dates presented. Expected maturities may differ from contractual maturities if borrowers  have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2021
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
Obligations of U.S. Government entities and agencies	$6,949	2.13%	$—	—%	$—	—%	$—	—%	$6,949	2.13%
States and political subdivisions	265	2.00	1,438	2.26	6,658	2.18	—	—	8,361	2.19
Mortgage-backed GSE residential	515	1.47	1,530	1.65	1,299	1.89	7,079	1.89	10,423	1.84
Total securities available for sale	$7,729	2.08%	$2,968	1.95%	$7,957	2.14%	$7,079	1.89%	$25,733	2.03%

We have not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate our interest rate risk.

Equity Securities

As of December 31, 2021 and December 31, 2020, the Company had equity securities with carrying values totaling $11.4 million and $0, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the year ended December 31, 2021, we recognized an unrealized loss of $114,000 in net income on our equity securities. No unrealized gains or losses on equity securities were recognized in net income during the years ended December 31, 2020 and 2019.

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

Total deposits increased $783.1 million, or 52.9%, to $2.26 billion at December 31, 2021 compared to $1.48 billion at December 31, 2020. As of December 31, 2021, 26.2% of total deposits were comprised of noninterest-bearing demand accounts and 73.8% of interest-bearing deposit accounts compared to 31.3% and 68.7% as of December 31, 2020, respectively. Total deposits increased $172.5 million, or 13.2%, at December 31, 2020 from $1.31 billion as of December 31, 2019. Our noninterest-bearing demand accounts were 22.3% of total deposits and our interest-bearing deposits accounted for the remaining 77.7% of our deposits as of December 31, 2019.

We had brokered deposits of $425.1 million, or 18.8% of total deposits, at December 31, 2021 compared to $164.3 million, or 11.1% of total deposits at December 31, 2020. We had no brokered deposits at December 31, 2019. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support  our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$559,797	—%	$394,338	—%	$297,174	—%
Interest-bearing demand deposits	84,502	0.19	48,702	0.20	33,873	0.20
Savings and money market deposits	394,553	0.34	250,605	0.71	151,308	1.87
Brokered money market deposits	360,156	0.11	17,936	0.12	—	—
Time deposits	499,856	0.41	596,325	1.51	782,169	2.33
Brokered time deposits	—	—	—	—	34,129	2.39
Total interest-bearing deposits	1,339,067	0.29	913,568	1.20	1,001,479	2.19
Total deposits	$1,898,864	0.21%	$1,307,906	0.83%	$1,298,653	1.69%

The following table sets forth the scheduled maturities of time deposits of $250,000 or greater as of December 31, 2021:

(Dollars in thousands)	December 31, 2021
Remaining maturity:
Three months or less	$70,444
Over three through six months	41,496
Over six through twelve months	24,380
Over twelve months	1,551
Total time deposits $250,000 or greater	$137,871

Borrowed Funds

Other than deposits, the Company utilizes FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At December 31, 2021 and 2020, we had $500.0 million and $110.0 million, respectively, of outstanding advances from the FHLB.

The following table provides information related to our FHLB Advances for the periods indicated:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Maximum amount outstanding at any month-end during the period	$500,000	$110,000	$60,000
Balance outstanding at end of period	500,000	110,000	60,000
Average outstanding balance during the period	237,500	82,500	28,333
Weighted average interest rate during the period	0.26%	0.69%	0.95%
Weighted average interest rate at end of period	0.12	0.58	0.75

In addition  to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at December 31, 2021 and 2020. We did not have any advances outstanding under these agreements for any of the periods presented. We also have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of December 31, 2021 and  2020. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2021 and 2020, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of December 31, 2021 and 2020. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2021 and 2020 we had $500.0 million and $110.0 million, respectively, of outstanding advances from the FHLB. Based on the values of residential mortgage loans pledged as collateral, we had $326.9 million and $412.8 million of additional borrowing availability with the FHLB as of December 31, 2021 and 2020, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

Capital Requirements

The Company and the Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain  a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. For more information, see “Item 1. Business – Regulation and Supervision – Regulation of the Company – Capital Requirements.”

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2021 and 2020. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2021 and 2020. As of December 31, 2021, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2021 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

					To Be Well Capitalized
			Minimum Capital Required		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$297,108	17.77%	175,564	10.50%	N/A	N/A
Bank	287,258	17.18%	175,525	10.50	167,166	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	280,156	16.76%	142,123	8.50%	N/A	N/A
Bank	270,306	16.17%	142,091	8.50	133,733	8.00%
Common Tier 1 (CET1)
Consolidated	280,156	16.76%	117,043	7.00%	N/A	N/A
Bank	270,306	16.17%	117,016	7.00	108,658	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	280,156	9.44%	118,682	4.00%	N/A	N/A
Bank	270,306	9.11%	118,667	4.00	148,333	5.00%
As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Consolidated	$245,128	20.86%	N/A	N/A	N/A	N/A
Bank	229,493	19.54%	123,314	10.50%	117,442	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	99,826	8.50%	93,954	8.00%
Common Tier 1 (CET1)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	82,209	7.00%	76,337	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	234,993	13.44%	N/A	N/A	N/A	N/A
Bank	219,357	12.55%	69,937	4.00%	87,421	5.00%

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations as of December 31, 2021:

	Payments Due by Period at December 31, 2021
(Dollars in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$1,794,874	$—	$—	$—	$1,794,874
Time deposits	459,291	8,105	750	—	468,146
FHLB advances	—	—	—	500,000	500,000
Operating lease liabilities	1,707	3,450	2,843	1,861	9,861
Total contractual obligations	$2,255,872	$11,555	$3,593	$501,861	$2,772,881

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

The following table presents outstanding financial commitments whose contractual amount represents credit risks as of the dates indicated:

	December 31,
(Dollars in thousands)	2021	2020
Commitments to extend credit	$61,345	$51,457
Standby letters of credit	4,674	5,050
Total off-balance sheet commitments	$66,019	$56,507

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

We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run three standard and plausible comparing  current or flat rates with a +/- 200 basis point ramp in rates over 12 months. These rate scenarios are considered appropriate as they are neither too modest (e.g. +/- 100 basis points) or too extreme (e.g. +/- 400 basis points) given the economic and rate cycles which have unfolded in the last 25 years. This analysis also provides the foundation for historical tracking of interest rate risk. The impact of interest rate derivatives, such as interest rate swaps and caps, is included in the model.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2021, 2020 and 2019 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-100	+200	-100
December 31, 2021	(3.60)%	(1.20)%	(8.70)%	(10.30)%
December 31, 2020	1.90%	0.50%	(2.00)%	(7.10)%
December 31, 2019	5.00%	(1.30)%	6.10%	(1.30)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
December 31, 2021	(8.90)%	(3.60)%	(0.20)%	(11.90)%
December 31, 2020	3.90%	4.20%	2.60%	(10.30)%
December 31, 2019	3.40%	4.20%	3.50%	(3.10)%

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

In addition to interest rate risk, the onging COVID-19 pandemic and the potential for future stay-at-home and self-distancing mandates will likely expose us to additional market value risk if implemented. Protracted closures, furloughs and lay-offs have curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our loan portfolio if reimplemented in response to COVID-19.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of MetroCity Bankshares, Inc.

Doraville, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetroCity Bankshares, Inc. and subsidiary (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 11, 2022

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020

Assets:
Cash and due from banks	$432,523	$140,744
Federal funds sold	8,818	9,944
Cash and cash equivalents	441,341	150,688
Equity securities	11,386	—
Securities available for sale (at fair value)	25,733	18,117
Loans, less allowance for loan losses of $16,952 and $10,135, respectively	2,488,118	1,620,209
Accrued interest receivable	11,052	10,671
Federal Home Loan Bank stock	19,701	6,147
Premises and equipment, net	13,068	13,854
Operating lease right-of-use asset	9,338	10,348
Foreclosed real estate, net	3,618	3,844
SBA and USDA servicing asset, net	10,234	9,643
Mortgage servicing asset, net	7,747	12,991
Bank owned life insurance	59,437	35,806
Other assets	5,385	5,171
Total assets	$3,106,158	$1,897,489

Liabilities:
Deposits:
Non interest-bearing demand	$592,444	$462,909
Interest-bearing	1,670,576	1,016,980
Total deposits	2,263,020	1,479,889

Federal Home Loan Bank advances	500,000	110,000
Other borrowings	459	483
Operating lease liability	9,861	10,910
Accrued interest payable	204	222
Other liabilities	42,391	51,154
Total liabilities	2,815,935	1,652,658

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,465,236 and 25,674,573 shares issued and outstanding	255	257
Additional paid-in capital	51,559	55,674
Retained earnings	238,577	188,705
Accumulated other comprehensive (loss) income	(168)	195
Total shareholders' equity	290,223	244,831
Total liabilities and shareholders' equity	$3,106,158	$1,897,489

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest and dividend income:
Loans, including fees	$107,851	$75,872	$79,338
Other investment income	885	1,429	3,294
Federal funds sold	5	308	581
Total interest income	108,741	77,609	83,213

Interest expense:
Deposits	3,948	10,918	21,951
FHLB advances and other borrowings	624	571	287
Total interest expense	4,572	11,489	22,238

Net interest income	104,169	66,120	60,975

Provision for loan losses	6,929	3,467	—

Net interest income after provision for loan losses	97,240	62,653	60,975

Noninterest income:
Service charges on deposit accounts	1,696	1,312	1,462
Other service charges, commissions and fees	14,437	8,545	10,121
Gain on sale of residential mortgage loans	—	2,529	9,141
Mortgage servicing income, net	(564)	1,308	9,294
Gain on sale of SBA loans	10,952	6,467	5,444
SBA servicing income, net	5,884	6,130	3,745
Other income	1,398	920	689
Total noninterest income	33,803	27,211	39,896

Noninterest expense:
Salaries and employee benefits	30,112	25,500	24,923
Occupancy and equipment	5,028	5,083	4,749
Data processing	1,100	1,078	1,029
Advertising	541	566	649
Other expenses	11,643	8,873	8,653
Total noninterest expense	48,424	41,100	40,003

Income before provision for income taxes	82,619	48,764	60,868
Provision for income taxes	20,918	12,370	16,150
Net income	$61,701	$36,394	$44,718

Earnings per share:
Basic	$2.41	$1.42	$1.82
Diluted	$2.39	$1.41	$1.81

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019

Net income	$61,701	$36,394	$44,718

Other comprehensive (loss) income:

Unrealized holding (losses) gains on securities available for sale arising during the period	(208)	263	148
Net changes in fair value of cash flow hedges	(286)	—	—
Tax effect	131	(67)	(45)

Other comprehensive (loss) income	(363)	196	103

Comprehensive income	$61,338	$36,590	$44,821

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2019	24,258,062	$242	$39,915	$128,555	$(104)	$168,608
Net income	—	—	—	44,718	—	44,718
Stock based compensation expense	—	—	1,526	—	—	1,526
Vesting of restricted stock	157,316	2	(2)	—	—	—
Repurchase and retirement of common stock	(110,000)	(1)	(1,484)	—	—	(1,485)
Issuance of common stock through IPO, net of expenses of $1.6 million	1,224,513	12	13,899	—	—	13,911
Impact of adoption of new accounting standard(1)	—	—	—	(255)	—	(255)
Other comprehensive income	—	—	—	—	103	103
Dividends declared on common stock ($0.42 per share)	—	—	—	(10,402)	—	(10,402)
Balance, December 31, 2019	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	36,394	—	36,394
Stock based compensation expense	—	—	1,822	—	—	1,822
Vesting of restricted stock	144,682	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	196	196
Dividends declared on common stock ($0.40 per share)	—	—	—	(10,305)	—	(10,305)
Balance, December 31, 2020	25,674,573	$257	$55,674	$188,705	$195	$244,831
Net income	—	—	—	61,701	—	61,701
Stock based compensation expense	—	—	1,427	—	—	1,427
Vesting of restricted stock	101,472	1	(1)	—	—	—
Repurchase of common stock	(310,809)	(3)	(5,541)	—	—	(5,544)
Other comprehensive loss	—	—	—	—	(363)	(363)
Dividends declared on common stock ($0.46 per share)	—	—	—	(11,829)	—	(11,829)
Balance, December 31, 2021	25,465,236	$255	$51,559	$238,577	$(168)	$290,223
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-02: Leases

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flow from operating activities:
Net income	$61,701	$36,394	$44,718
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,809	2,929	2,718
Provision for loan losses	6,929	3,467	—
Stock based compensation expense	1,427	1,822	1,526
Unrealized losses recognized on equity securities	114	—	—
Loss (gain) on sale of foreclosed real estate	108	(99)	—
Writedown of foreclosed real estate	—	141	—
Deferred income tax (benefit) expense	(3,074)	(1,950)	1,088
Origination of residential real estate loans held for sale	—	(6,992)	(549,185)
Proceeds from sales of residential real estate loans	—	95,314	529,398
Gain on sale of residential mortgages	—	(2,529)	(9,141)
Origination of SBA loans held for sale	(127,062)	(137,374)	(121,347)
Proceeds from sales of SBA loans held for sale	138,014	143,841	126,791
Gain on sale of SBA loans	(10,952)	(6,467)	(5,444)
Increase in cash value of bank owned life insurance	(1,131)	(587)	(470)
Increase in accrued interest receivable	(381)	(5,570)	(144)
(Increase) decrease in SBA servicing rights	(591)	(1,455)	258
Decrease (increase) in mortgage servicing rights	5,244	5,077	(3,134)
Decrease (increase) in other assets	2,705	(2,861)	480
Decrease in accrued interest payable	(18)	(668)	(361)
(Decrease) increase in other liabilities	(10,409)	20,125	14,448
Net cash flow provided by operating activities	65,433	142,558	32,199

Cash flow from investing activities:
Redemption of securities under resell agreements	—	15,000	—
Purchases of equity securities	(11,500)	—	—
Purchases of securities available for sale	(10,744)	(5,952)	—
Proceeds from maturities, calls or paydowns of securities available for sale	2,851	3,746	3,304
Purchase of Federal Home Loan Bank stock	(13,554)	(2,305)	(2,679)
Increase in loans, net	(875,706)	(474,275)	(17,816)
Purchases of premises and equipment	(384)	(537)	(1,098)
Proceeds from sales of foreclosed real estate owned	986	1,459	—
Purchase of bank owned life insurance	(22,500)	(15,000)	—
Net cash flow used by investing activities	(930,551)	(477,864)	(18,289)

Cash flow from financing activities:
Increase in deposits, net	783,131	172,512	63,145
Proceeds from Federal Home Loan Bank advances	640,000	70,000	150,000
Repayments of Federal Home Loan Bank advances	(250,000)	(20,000)	(90,000)
Decrease in other borrowings, net	(24)	(2,646)	(1,128)
Issuance of common stock, net of expenses	—	—	13,911
Repurchase of common stock	(5,544)	—	(1,485)
Dividends paid on common stock	(11,792)	(10,285)	(10,367)
Net cash flow provided by financing activities	1,155,771	209,581	124,076

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019

Net change in cash and cash equivalents	290,653	(125,725)	137,986
Cash and cash equivalents at beginning of period	150,688	276,413	138,427

Cash and cash equivalents at end of period	$441,341	$150,688	$276,413

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$868	$4,922	$423

Initial recognition of operating lease right-of-use assets	$560	$131	$13,610

Initial recognition of operating lease liabilities	$560	$131	$14,011

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$4,590	$12,157	$22,599

Income taxes	$23,506	$14,771	$12,490

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MetroCity Bankshares, Inc. (the “Company”) was formed for the sole purpose of owning and operating its wholly owned subsidiary, Metro City Bank (the “Bank”). The Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction on December 31, 2014. The Bank is a Georgia state-chartered bank and commenced operations in 2006. The Bank’s main office is located in Doraville, Georgia, and it operates branches in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. The main emphasis of the Bank is on commercial banking and it offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, including single family residential loans, money transfers and a variety of other banking services. The Company is subject to the regulations of Federal and State banking agencies and is periodically examined by them.

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

Prior to 2020, cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These regulatory reserve required amounts were included in Cash and Due from Banks. As of December 31, 2021 and 2020, no amounts were required to be held on deposit with the Federal Reserve Bank.

Investment Securities

Debt securities that management has the intent and ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of the related tax effect. There were no held to maturity or trading securities at December 31, 2021 and 2020.

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

Equity securities with readily determinable fair values (marketable) are measured at fair value, with changes in the fair value recognized as a component of Other Expenses in the Consolidated Statements of Income.

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

Bank Owned Life Insurance (BOLI)

The Company has purchased life insurance on the lives of certain key officers and employees of the Company. The Company purchased these life insurance policies to generate income to offset the Company’s cost of providing various employee benefits. BOLI is recorded at its cash surrender value, net of surrender charges and/or early termination charges that are probable at settlement. The increase in cash value is recorded as other income.

Interest Rate Derivatives

The Company may use interest rate swap and cap agreements to hedge various exposures or to modify interest rate characteristics of various financial instruments. The Company utilizes interest rate swap and cap agreements as part of its asset/liability management strategy to help manage its interest-rate risk position. Interest rate swaps are contracts in which a series of interest payments are exchanged over a prescribed time period. The notional amounts of the interest rate swap are correlated to match the underlying asset or liability and do not represent the amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

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

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2021 and 2020. Further, all years subsequent to 2018 remain subject to evaluation.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

In December 2019, the FASB issued ASU No. 2019-12, “Simplifying the Accounting for Income Taxes.” This ASU simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill.  ASU 2019-12 became effective for the Company on January 1, 2021 and did not have a significant impact on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” This ASU provides optional expedients and exceptions for accounting related to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 applies only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform and do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. ASU 2020-04 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2020-04 did not significantly impact our consolidated financial statements.

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope.” This ASU clarifies that certain optional expedients and exceptions in ASC 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. ASU 2021-01 also amends the expedients and exceptions in ASC 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. ASU 2021-01 was effective upon issuance and generally can be applied through December 31, 2022. The adoption of ASU 2021-01 did not significantly impact our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted; however, we plan to adopt ASU 2016-13 on January 1, 2023. The Company has selected a software solution supported by a third-party vendor to be used in developing an expected credit loss model compliant with ASU 2016-13. The Company has also contracted with a third-party vendor to assist with our

CECL implementation and help establish the necessary policies and procedures to be fully compliant with ASU 2016-13. We will continue to evaluate the impact of this new accounting standard through its effective date.

The Company has further evaluated other Accounting Standards Updates issued during 2021 but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$6,949	$—	$—	$6,949
States and political subdivisions	8,169	203	(11)	8,361
Mortgage-backed GSE residential	10,562	11	(150)	10,423
Total	$25,680	$214	$(161)	$25,733

	December 31, 2020
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,182	247	—	7,429
Mortgage-backed GSE residential	1,368	14	—	1,382
Total	$17,856	$261	$—	$18,117

The amortized costs and estimated fair values of investment securities available for sale at December 31, 2021, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$7,213	$7,214
Due after one year but less than five years	1,370	1,438
Due after five years but less than ten years	6,535	6,658
Due in more than ten years	—	—
Mortgage-backed GSE residential	10,562	10,423
Total	$25,680	$25,733

There were no securities pledged as of December 31, 2021 and 2020 to secure public deposits and repurchase agreements. There were no securities sold during 2021, 2020 and 2019.

Information pertaining to securities with gross unrealized losses at December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below. There were no securities in a gross unrealized loss position at December 31, 2020.

	December 31, 2021
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$11	$2,201	$—	$—
Mortgage-backed GSE residential	150	9,530	—	—
Total	$161	$11,731	$—	$—

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

At December 31, 2021, the seven securities available for sale with an unrealized loss have depreciated 1.35% from the Company’s amortized cost basis. These securities have not been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized loss on two investments in state and political subdivision bonds relate to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Because the Company does not plan to sell these investments, and because it is not more likely than not that the Company will be required to sell these investments before the recovery of the par value, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at December 31, 2021.

Mortgage-backed GSE residential. The Company’s unrealized loss on five investments in residential GSE mortgage-backed securities was caused by interest rate increases. The contractual cash flows of the investment are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost base of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost base, which may be maturity, management does not consider this investment to be other-than-temporarily impaired at December 31, 2021.

Equity Securities

As of December 31, 2021 and December 31, 2020, the Company had equity securities with carrying values totaling $11.4 million and $0, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the year ended December 31, 2021, we recognized an unrealized loss of $114,000 in net income on our equity securities. No unrealized gains or losses on equity securities were recognized in net income during the years ended December 31, 2020 and 2019.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31, 2021 and 2020 are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Construction and development	$38,857	$45,653
Commercial real estate	520,488	477,419
Commercial and industrial	73,072	137,239
Residential real estate	1,879,012	974,445
Consumer and other	79	183
Total loans receivable	2,511,508	1,634,939
Unearned income	(6,438)	(4,595)
Allowance for loan losses	(16,952)	(10,135)
Loans, net	$2,488,118	$1,620,209

Included in the commercial and industrial loans are PPP loans totaling $31.0 million and $92.4 million as of December 31, 2021 and 2020, respectively.

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

A summary of changes in the allowance for loan losses by portfolio segment for years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Charge-offs	—	(67)	(64)	—	—	—	(131)
Recoveries	—	12	—	—	7	—	19
Provision	(78)	(960)	4,615	3,367	(15)	—	6,929
Ending balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952

	Year Ended December 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	(109)	(51)	—	(97)	—	(257)
Recoveries	—	10	25	—	51	—	86
Provision	47	2,940	16	893	(37)	(392)	3,467
Ending balance	$178	$5,161	$438	$4,350	$8	$—	$10,135

	Year Ended December 31, 2019
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$235	$2,601	$380	$3,042	$387	$—	$6,645
Charge-offs	—	(237)	(14)	—	(525)	—	(776)
Recoveries	—	752	—	—	218	—	970
Provision	(104)	(796)	82	415	11	392	—
Ending balance	$131	$2,320	$448	$3,457	$91	$392	$6,839

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of December 31, 2021 and 2020.

	December 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$242	$434	$—	$—	$—	$676
Collectively evaluated for impairment	100	3,904	4,555	7,717	—	—	16,276
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Loans:
Individually evaluated for impairment	$—	$6,395	$565	$4,889	$—	$—	$11,849
Collectively evaluated for impairment	38,567	512,253	71,419	1,870,903	—	79	2,493,221
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$38,567	$518,648	$71,984	$1,875,792	$—	$79	$2,505,070

	December 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$444	$56	$—	$—	$—	$500
Collectively evaluated for impairment	178	4,717	382	4,350	—	—	9,627
Acquired with deteriorated credit quality	—	—	—	—	8	—	8
Total ending allowance balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Loans:
Individually evaluated for impairment	$—	$6,245	$322	$7,309	$—	$—	$13,876
Collectively evaluated for impairment	45,497	469,322	134,330	967,136	141	—	1,616,426
Acquired with deteriorated credit quality	—	—	—	—	42	—	42
Total ending loans balance	$45,497	$475,567	$134,652	$974,445	$183	$—	$1,630,344

Impaired loans as of December 31, 2021 and 2020, by portfolio segment, are as follows:

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,395	5,451	957	6,408	242
Commercial and industrial	565	25	585	610	434
Residential real estate	4,889	4,889	—	4,889	—
Total	$11,849	$10,365	$1,542	$11,907	$676

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2020	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,245	3,768	2,505	6,273	444
Commercial and industrial	322	232	94	326	56
Residential real estate	7,309	7,309	—	7,309	—
Total	$13,876	$11,309	$2,599	$13,908	$500

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the years ended December 31, 2021, 2020 and 2019, by portfolio segment, are summarized in the tables below.

	Years Ended December 31,
	2021		2020		2019
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$105	$—	$1,360	$6
Commercial real estate	5,642	245	8,325	390	8,057	629
Commercial and industrial	366	12	427	29	966	33
Residential real estate	5,821	53	7,272	150	6,278	104
Total	$11,829	$310	$16,129	$569	$16,661	$772

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of December 31, 2021 and 2020:

			Accruing	Total		Total
(Dollars in thousands)		30-89 Days	Greater than	Accruing		Financing
December 31, 2021	Current	Past Due	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$38,567	$—	$—	$—	$—	$38,567
Commercial real estate	514,179	752	—	752	3,717	518,648
Commercial and industrial	70,702	788	342	1,130	152	71,984
Residential real estate	1,859,615	11,287	—	11,287	4,890	1,875,792
Consumer and other	79	—	—	—	—	79
Total	$2,483,142	$12,827	$342	$13,169	$8,759	$2,505,070

			Accruing	Total		Total
(Dollars in thousands)		30-89 Days	Greater than	Accruing		Financing
December 31, 2020	Current	Past Due	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$45,497	$—	$—	$—	$—	$45,497
Commercial real estate	472,707	—	—	—	2,860	475,567
Commercial and industrial	134,463	155	—	155	34	134,652
Residential real estate	946,144	20,992	—	20,992	7,309	974,445
Consumer and other	183	—	—	—	—	183
Total	$1,598,994	$21,147	$—	$21,147	$10,203	$1,630,344

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in these categories have low to average risk. There are six loan risk ratings (grades 1- 6) included in loans rated Pass.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but does possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current sound worth and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that there continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2021	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$38,567	$499,135	$64,226	$1,870,902	$79	$2,472,909
Special Mention(1)	—	13,884	7,053	—	—	20,937
Substandard	—	5,629	705	4,890	—	11,224
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,567	$518,648	$71,984	$1,875,792	$79	$2,505,070
(1)	All of the loans classified as Special Mention at December 31, 2021 have been heavily impacted by the ongoing COVID pandemic. While all of these loans are performing, we elected to classify as Special Mention as an abundance of caution as we closely monitor the performance of the underlying businesses.

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2020	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$45,497	$469,968	$133,852	$967,136	$183	$1,616,636
Special Mention	—	—	—	—	—	—
Substandard	—	5,599	800	7,309	—	13,708
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$45,497	$475,567	$134,652	$974,445	$183	$1,630,344

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

TDRs as of December 31, 2021 and 2020 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
December 31, 2021	Accruing	Nonaccrual	Total
Commercial real estate	$2,678	$479	$3,157
Commercial and industrial	20	—	20
Total	$2,698	$479	$3,177

(Dollars in thousands)
December 31, 2020	Accruing	Nonaccrual	Total
Commercial real estate	$2,870	$479	$3,349
Commercial and industrial	21	1	22
Total	$2,891	$480	$3,371

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a specific reserve of $242,000 and $296,000, as of December 31, 2021 and 2020, respectively, and recognized no partial charge offs on the TDR loans presented above during the years ended December 31, 2021 and 2020. There were no TDRs which defaulted during the years ended December 31, 2021 and 2020.

No loans were modified as a troubled debt restructuring during the year ended December 31, 2021. During the year ended December 31, 2020, we modified one commercial real estate loan as a troubled debt restructuring. The total recorded investment in this modified loan was $493,000 as of December 31, 2020. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. At December 31, 2021 and 2020, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	December 31,	December 31,
Type of Concession	2021	2020
Deferral of payments	$488	$505
Extension of maturity date	2,689	2,866
Total TDR loans	$3,177	$3,371

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	4	$3,170	5	$3,364
Commercial and industrial	1	20	2	23
Total	5	$3,190	7	$3,387

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

As of December 31, 2021, non-SBA commercial loans and residential mortgages with outstanding balances of $8.1 million and $0, respectively, were under approved payment deferrals. As of December 31, 2021, four SBA loans with outstanding gross loan balance totaling $6.5 million ($1.6 million unguaranteed book balance) had been approved for three month payment deferrals.

As of December 31, 2021, there were no deferred loans that were delinquent or on nonaccrual status. The two non-SBA commercial loans and three of the SBA loans under payment deferrals at December 31, 2021 were rated “special mention”.  The Company evaluates its deferred loans after the initial deferral period and will either return to the original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a further downgrade in risk rating is appropriate.

Related Party Loans:

The Company conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2021 or 2020.

The following table summarizes aggregate loan transactions with related parties for the years ended December 31, 2021 and 2020:

	December 31,
(Dollars in thousands)	2021	2020
Beginning balance	$8,641	$6,382
New loans and principal advances	—	2,902
Repayments	(314)	(643)
Transactions due to changes in related parties	—	—
Ending balance	$8,327	$8,641

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Land	$2,604	$2,604
Building	7,703	7,703
Leasehold improvements	3,982	3,963
Furniture, fixtures and equipment	3,804	3,743
Computer equipment	1,891	1,707
Computer software	830	714
Construction in process	104	102
Premises and equipment, gross	20,918	20,536
Accumulated depreciation	(7,850)	(6,682)
Premises and equipment, net	$13,068	$13,854

Depreciation expense for premises and equipment totaled $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The components of lease cost for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Operating lease cost	$2,158	$2,197	$2,169
Variable lease cost	188	190	190
Short-term lease cost	—	—	—
Sublease income	—	—	—
Total net lease cost	$2,346	$2,387	$2,359

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Year Ended :	Lease Liability
December 31, 2022	$1,975
December 31, 2023	1,972
December 31, 2024	1,859
December 31, 2025	1,637
December 31, 2026	1,393
After December 31, 2026	1,911
Total lease payments	10,747
Less: interest discount	(886)
Present value of lease liabilities	$9,861

(Dollars in thousands)
Supplemental Lease Information	December 31, 2021
Weighted-average remaining lease term (years)	5.8
Weighted-average discount rate	3.06%

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,960	$2,054
Operating cash flows from operating leases (lease liability reduction)	$1,643	$1,689
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$560	$131

The Company signed an agreement to lease space in Norcross, Georgia with an entity in which the Chairman of the Company serves as a managing member. The lease is a ten year non-cancellable lease which expires in October 2023. During the years ended December 31, 2021, 2020 and 2019, $159,000, $148,000 and $140,000, respectively, in rents were paid under this lease. Management believes the terms of this lease are no less favorable to the Company than would have been achieved with an unaffiliated third party.

NOTE 6 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of December 31, 2021 and 2020, the unpaid principal balances of serviced loans totaled $543.0 million and $507.4 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2021	2020	2019
Beginning of period	$9,488	$8,162	$8,419
Change in fair value	603	1,326	(257)
End of period, fair value	$10,091	$9,488	$8,162

Fair value at December 31, 2021 and 2020 was determined using discount rates ranging from 7.57% to 12.25% and 4.67% to 10.89%, and prepayment speeds ranging from 14.43% to 17.12% and 14.04% to 17.71%, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $143,000 and $155,000 at December 31, 2021 and 2020, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value.

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at December 31, 2021 and 2020 was $608.2 million and $961.7 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	Years Ended December 31,
Mortgage loan servicing rights:	2021	2020	2019
Beginning of period	$12,991	$18,068	$14,934
Additions	—	984	6,921
Amortization expense	(5,722)	(5,420)	(3,787)
Valuation allowance	478	(641)	—
End of period, carrying value	$7,747	$12,991	$18,068

(Dollars in thousands)	Years Ended December 31,
Valuation allowance:	2021	2020	2019
Beginning balance	$641	$—	$—
Additions expensed	602	641	—
Reductions credited to operations	(1,080)	—	—
Direct write-downs	—	—	—
Ending balance	$163	$641	$—

The fair value of servicing rights was $7.9 million and $13.1 million at December 31, 2021 and 2020, respectively. Fair value at December 31, 2021 was determined by using a discount rate of 13.50%, prepayment speeds of 21.79%, and a weighted average default rate of 1.22%. Fair value at December 31, 2020 was determined by using a discount rate of 14.00%, prepayment speeds of 20.71%, and a weighted average default rate of 1.16%.

NOTE 8 – DEPOSITS

Deposit account balances as of December 31, 2021 and 2020 are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Noninterest-bearing demand deposits	$592,444	$462,909
NOW accounts and savings	170,696	84,386
Money market	606,679	290,679
Brokered money market	425,055	164,314
Time deposits less than $250,000	330,275	366,476
Time deposits $250,000 or greater	137,871	111,125
Total deposits	$2,263,020	$1,479,889

Maturities of time deposits at December 31, 2021 are summarized as follows:

(Dollars in thousands)
Year Ended December 31,
2022	$459,291
2023	5,424
2024	2,681
2025	531
2026	219
Total time deposits	$468,146

At December 31, 2021 and 2020, overdraft demand deposits reclassified to loans totaled $69,000 and $111,000, respectively.

The Company held related party deposits of approximately $4.8 million at December 31, 2021 and 2020, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at December 31, 2021 and 2020 are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Fixed rate advance maturing January 22, 2021; fixed rate of 0.22%	$—	$30,000
Convertible advance maturing August 6, 2029; fixed rate of 0.85%	20,000	20,000
Convertible advances maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance maturing February 1, 2030; fixed rate of 0.59%	20,000	20,000
Convertible advance maturing August 18, 2031; fixed rate of 0.025%	50,000	—
Convertible advance maturing October 7, 2031; fixed rate of 0.01%	50,000	—
Convertible advance maturing October 8, 2031; fixed rate of 0.01%	50,000	—
Convertible advances maturing October 20, 2031; fixed rate of 0.01%	150,000	—
Convertible advance maturing December 17, 2031; fixed rate of 0.01%	50,000	—
Convertible advance maturing December 23, 2031; fixed rate of 0.01%	50,000	—
Convertible advance maturing December 30, 2031; fixed rate of 0.01%	20,000	—
Total FHLB advances	$500,000	$110,000

At December 31, 2021 and 2020, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $826.9 million and $522.8 million at December 31, 2021 and 2020, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $1.86 billion and $954.1 million at December 31, 2021 and 2020, respectively.

As of December 31, 2021 and 2020, the Company had unsecured federal funds lines available with various financial institutions of approximately $47.5 million. These lines have various terms, rates and maturities. There were no advances outstanding on these lines at December 31, 2021 or 2020.

As of December 31, 2021 and 2020, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million, with no amounts outstanding at either date. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $35.4 million and $37.8 million as of December 31, 2021 and 2020, respectively.

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

The sold portion of SBA loans that satisfies at least one of the above provisions are considered secured borrowings and are included in other borrowings. Secured borrowings at December 31, 2021 and 2020 were $459,000 and $483,000, respectively.

NOTE 10 – INTEREST RATE DERIVATIVES

During September, October and December of 2021, the Company entered into four separate interest rate swap agreements with notional amounts of $50.0 million each. Three of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements begin in October 2023, November 2023 or January 2024. The other interest rate swap is a two-year forward two-year term swap (four-year total term) where cash settlements begin in November 2023. The swap agreements were designated as cash flow hedges of our money market deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $46,000 and a unrealized loss of $46,000 at December 31, 2021 and is recorded in Other Assets and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swap.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements begin on November 2023. The interest rate cap was designated as a cash flow hedge of our money market deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $321,000 at December 31, 2021 and is recorded in Other Assets on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At December 31, 2021, there were no cash deposits pledged as collateral by the Company.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Notional Amounts	$200,000	$—
Weighted-average pay rate	1.35%	—
Weighted-average receive rate	0.08%	—
Weighted-average maturity	4.75 years	—
Net interest (expense) income	$—	$—

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2021	December 31, 2020
Notional Amounts	$50,000	$—
Rate Cap Premiums	$619	$—
Cap Rate	2.50%	—
Weighted-average maturity	5.0 years	—
Net interest (expense) income	$(20)	$—

NOTE 11 – INCOME TAXES

The components of income tax expense for the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Current tax provision:
Federal	$18,914	$11,684	$11,028
State	5,078	2,636	4,034
Total current tax provision	23,992	14,320	15,062
Deferred tax provision:
Federal	(2,246)	(1,421)	793
State	(828)	(529)	295
Total deferred tax (benefit) provision	(3,074)	(1,950)	1,088
Total provision for income taxes	$20,918	$12,370	$16,150

The following table presents a reconciliation of the recorded provision for income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Years Ended December 31,
	2021		2020		2019
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$17,350	21.0%	$10,240	21.0%	$12,782	21.0%
Differences resulting from:
State income taxes, net of federal benefit	3,262	3.9	1,665	3.4	3,420	5.6
Permanent book to tax differences	183	0.2	342	0.7	(135)	(0.2)
Other items, net	123	0.2	123	0.3	83	0.1
Provision for income taxes	$20,918	25.3%	$12,370	25.4%	$16,150	26.5%

At December 31, 2021 and 2020, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$4,798	$2,849
Nonaccrual interest	111	159
Deferred loan fees	1,530	578
Lease liabilities under operating leases	2,791	3,066
Other	217	440
Total gross deferred tax assets	9,447	7,092
Deferred tax liabilities:
Deferred mortgage servicing fees	(1,119)	(1,916)
Deferred SBA servicing fees	(2,856)	(2,666)
Premises and equipment	(426)	(532)
Right-of-use assets under operating leases	(2,643)	(2,908)
Unrealized gains on securities available for sale	(13)	(75)
Other	(218)	(28)
Total gross deferred tax liabilities	(7,275)	(8,125)
Net deferred tax assets (liabilities)	$2,172	$(1,033)

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

For the year ended December 31, 2021 and 2020, the Company’s income tax provision is impacted by the CARES Act and therefore, the applicable items have been taken into account, including the permitted delay in deposit of payroll taxes.  There is no impact to the Company’s income tax provision for the year ended December 31, 2019.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets.  Management believes no valuation allowance is necessary against deferred tax assets as of December 31, 2021.

For the years ended December 31, 2021 and 2020, management believes there are no material amounts of uncertain tax position. Additionally, there were no amounts of interest and penalties recognized in the consolidated balance sheets as of December 31, 2021 or 2020 or on the consolidated statements of income for the years ended December 31, 2021, 2020 or 2019. The Company and its subsidiary are subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2018.

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At December 31, 2021, 240,000 stock options had been granted and 441,651 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2021, 2020 and 2019. A summary of stock option activity for the years ended December 31, 2021, 2020 and 2019 is presented below:

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2019	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2019	240,000	$12.70	1.50	$1,154
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	240,000	$12.70	0.50	$413
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	240,000	$12.70	—	$3,559

During the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense for stock options of $238,000, $476,000 and $476,000, respectively. As of December 31, 2021 and 2020 there was $0 and $238,000 of total unrecognized compensation cost related to options granted under the 2018 Incentive Plan. As of December 31, 2021, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the years ended December 31, 2021, 2020 and 2019 is presented below:

	Years Ended December 31,
	2021		2020		2019
		Weighted		Weighted		Weighted
		Average Grant-		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested shares at beginning of year	169,779	$11.52	169,204	$9.35	278,202	$7.07
Granted	66,396	17.21	145,459	11.56	48,724	13.75
Vested	(101,472)	12.14	(144,682)	9.03	(157,316)	6.68
Forfeited	—	—	(202)	9.85	(406)	9.85
Nonvested shares at end of year	134,703	$13.86	169,779	$11.52	169,204	$9.35

During the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense for restricted stock of $1.2 million, $1.3 million and $1.0 million, respectively. As of both December 31, 2021 and 2020, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of December 31, 2021, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years. The grant date fair value of shares vested during the years ended December 31, 2021 and 2020 was $1.2 million and $1.3 million, respectively.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands except per share data)	2021	2020	2019
Basic earnings per share
Net Income	$61,701	$36,394	$44,718

Weighted average common shares outstanding	25,572,005	25,613,881	24,533,180

Basic earnings per common share	$2.41	$1.42	$1.82

Diluted earnings per share
Net Income	$61,701	$36,394	$44,718

Weighted average common shares outstanding for basic earnings per common share	25,572,005	25,613,881	24,533,180
Add: Dilutive effects of restricted stock and options	216,776	184,668	196,355

Average shares and dilutive potential common shares	25,788,781	25,798,549	24,729,535

Diluted earnings per common share	$2.39	$1.41	$1.81

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for 2021, 2020 and 2019.

NOTE 14 – REVENUE RECOGNITION

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1.3% of total revenues in the years ended December 31, 2021, 2020 and 2019.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the years ended December 31, 2021, 2020 and 2019.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on bank owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of and December 31, 2021 and 2020 include:

	December 31,
(Dollars in thousands)	2021	2020
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$61,345	$51,457
Standby letters of credit	$4,674	$5,050

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $61.3 million of unused lines of credit and $4.7 million to make loans as of December 31, 2021. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

Other Commitments

The Bank has entered into employment agreements with its Executive Chairman, Chief Executive Officer, and  President/Chief Lending Officer/Chief Operations Officer. Each employment agreement provides for a base salary, an incentive bonus based upon the Company’s profitability, stock awards and other benefits commensurate with employment. The Bank may be obligated to make payments to each employee upon termination, with the timing and amount of the payment dependent upon the cause of termination. The agreements contain a contract term of 36 months, which is extended one year annually unless notice is given by the employee or the Board of Directors.

Contingencies

The Company's nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management for the Company, there is no litigation in which the outcome will have a material effect on the financial statements.

NOTE 16 – FAIR VALUE

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

The following presents the assets and liabilities as of December 31, 2021 and 2020 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	December 31, 2021
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$6,949	$—	$—	$6,949
States and political subdivisions	8,361	—	8,361	—
Mortgage-backed GSE residential	10,423	—	10,423	—
Total securities available for sale	25,733	—	18,784	6,949

Equity securities	11,386	11,386	—	—
SBA servicing asset	10,091	—	—	10,091
Interest only strip	143	—	—	143
Interest rate derivatives	367	—	367	—
	$47,720	$11,386	$19,151	$17,183
Nonrecurring fair value measurements:
Impaired loans	$947	$—	$—	$947	$(7)

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$46	$—	$46	$—

	December 31, 2020
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$9,306	$—	$—	$9,306
States and political subdivisions	7,429	—	7,429	—
Mortgage-backed GSE residential	1,382	—	1,382	—
Total securities available for sale	18,117	—	8,811	9,306

SBA servicing asset	9,488	—	—	9,488
Interest only strip	155	—	—	155
	$27,760	$—	$8,811	$18,949
Nonrecurring fair value measurements:
Impaired loans	2,523	$—	$—	$2,523	$324
Foreclosed real estate, net	282	—	—	282	(141)
	$2,805	$—	$—	$2,805	$183

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

Interest Rate Derivatives: Exchange-traded derivatives are valued using quoted prices and are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the Company’s derivative positions are valued by third parties using their valuation models and confirmed by the Company. Since the model inputs can be observed in a liquid market and the models do not require significant judgement, such derivative contracts are classified within Level 2 of the fair value hierarchy. The Company’s interest rate swap contracts (designated as cash flow hedges) are classified within Level 2.

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021, 2020 and 2019:

	Obligations of	SBA
	U.S. Government	Servicing	Interest Only
(Dollars in thousands)	Entities and Agencies	Asset	Strip	Liabilities

Fair value, January 1, 2021	$9,306	$9,488	$155	$—
Total gain (loss) included in income	—	603	(12)	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,357)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2021	$6,949	$10,091	$143	$—

Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total gain included in income	—	1,326	129	—
Settlements	—	—	—	—
Prepayments/paydowns	(3,130)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2020	$9,306	$9,488	$155	$—

Fair value, January 1, 2019	$15,183	$8,419	$27	$—
Total loss included in income	—	(257)	(1)	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,747)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2019	$12,436	$8,162	$26	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at December 31, 2021 and 2020:

	Valuation	Unobservable	General
	Technique	Input	Range
December 31, 2021
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	14.43%-17.12%
		Discount rate	7.57%-12.25%
Nonrecurring:
Impaired loans	Appraisal value less estimated selling costs	Estimated selling costs	6%

December 31, 2020
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	14.04%-17.71%
		Discount rate	4.67%-10.89%
Nonrecurring:
Impaired loans	Appraisal value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraisal value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020 are as follows:

	Carrying	Estimated Fair Value at December 31, 2021
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$441,341	$—	$441,341	$—	$441,341
Investment securities	37,119	11,386	18,784	6,949	37,119
FHLB stock	19,701	—	—	—	N/A
Loans, net	2,488,118	—	—	2,561,269	2,561,269
Accrued interest receivable	11,052	—	100	10,952	11,052
SBA servicing assets	10,091	—	—	10,091	10,091
Interest only strips	143	—	—	143	143
Mortgage servicing assets	7,747	—	—	7,937	7,937
Interest rate derivatives	367	—	367	—	367
Financial Liabilities:
Deposits	2,263,020	—	2,263,246	—	2,263,246
Federal Home Loan Bank advances	500,000	—	501,450	—	501,450
Other borrowings	459	—	459	—	459
Accrued interest payable	204	—	204	—	204
Interest rate derivatives	46	—	46	—	46

	Carrying	Estimated Fair Value at December 31, 2020
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$150,688	$—	$150,688	$—	$150,688
Investment securities	18,117	—	8,811	9,306	18,117
FHLB stock	6,147	—	—	—	N/A
Loans, net	1,620,209	—	—	1,665,413	1,665,413
Accrued interest receivable	10,671	—	—	10,671	10,671
SBA servicing assets	9,488	—	—	9,488	9,488
Interest only strips	155	—	—	155	155
Mortgage servicing assets	12,991	—	—	13,069	13,069
Financial Liabilities:
Deposits	1,479,889	—	1,480,777	—	1,480,777
Federal Home Loan Bank advances	110,000	—	110,000	—	110,000
Other borrowings	483	—	483	—	483
Accrued interest payable	222	—	222	—	222

NOTE 17 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of December 31, 2021, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2021 and 2020, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts (in thousands) and ratios of the Company and Bank are presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$297,108	17.77%	175,564	10.5%	N/A	N/A
Bank	287,258	17.18%	175,525	10.5	167,166	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	280,156	16.76%	142,123	8.5%	N/A	N/A
Bank	270,306	16.17%	142,091	8.5	133,733	8.0%
Common Tier 1 (CET1)
Consolidated	280,156	16.76%	117,043	7.0%	N/A	N/A
Bank	270,306	16.17%	117,016	7.0	108,658	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	280,156	9.44%	118,682	4.0%	N/A	N/A
Bank	270,306	9.11%	118,667	4.0	148,333	5.0%
As of December 31, 2020
Total Capital (to Risk Weighted Assets)
Consolidated	$245,128	20.86%	N/A	N/A	N/A	N/A
Bank	229,493	19.54%	123,314	10.5%	117,442	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	99,826	8.5%	93,954	8.0%
Common Tier 1 (CET1)
Consolidated	234,993	20.00%	N/A	N/A	N/A	N/A
Bank	219,357	18.68%	82,209	7.0%	76,337	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	234,993	13.44%	N/A	N/A	N/A	N/A
Bank	219,357	12.55%	69,937	4.0%	87,421	5.0%

The sole source of funds available to pay stockholder dividends is from the Company’s earnings. Bank regulatory authorities impose restrictions on the amount of dividends that may be declared by the Company. Further restrictions could result from a review by regulatory authorities of the Company’s capital adequacy. For the years ended December 31, 2021, 2020 and 2019, $11.8 million, $10.3 million and $10.4 million in common dividends were declared and paid, respectively. During 2021, the Bank could, without prior approval, declare dividends of approximately $30.9 million.

NOTE 18 – OTHER EXPENSES

Significant components of other expenses for the years ended December 31, 2021, 2020, and 2019 are as follows:

	December 31,
(Dollars in thousands)	2021	2020	2019
Miscellaneous loan related	$3,223	1,863	$2,187
Bank security	1,084	1,037	1,283
Professional fees	1,058	1,263	1,168
FDIC insurance	956	339	192
Phone and data service	816	787	678
Director fees	455	383	366
Other	4,051	3,201	2,779
Total other expenses	$11,643	8,873	$8,653

NOTE 19 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Financial statements of MetroCity Bankshares, Inc. (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2021	2020
Assets:
Cash and due from banks*	$10,002	$15,742
Investment in bank subsidiary*	280,373	229,195
Other assets	373	380
Total assets	$290,748	$245,317

Liabilities:
Accrued expenses and other liabilities	$525	$486
Total liabilities	525	486
Shareholders' equity:
Preferred stock	—	—
Common stock	255	257
Additional paid-in-capital	51,559	55,674
Retained earnings	238,577	188,705
Accumulated other comprehensive (loss) income	(168)	195
Total shareholders' equity	290,223	244,831
Total liabilities shareholders' equity	$290,748	$245,317

*  Eliminated in consolidation

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Income:
Dividends receive from bank subsidiary*	$11,829	$10,305	$10,402
Interest income*	46	123	48
Total income	11,875	10,428	10,450
Expenses:
Intercompany expenses*	107	277	142
Other expenses	181	102	32
Total expenses	288	379	174
Income before taxes and equity in undistributed income of subsidiary	11,587	10,049	10,276
Income tax benefit	—	54	26
Income before equity in undistributed income of subsidiary	11,587	10,103	10,302
Equity in undistributed income of subsidiary*	50,114	26,291	34,416
Net Income	$61,701	$36,394	$44,718

*  Eliminated in consolidation

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows from operating activities:
Net income	$61,701	$36,394	$44,718
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(50,114)	(26,291)	(34,416)
Decrease (increase) in other assets	7	(13)	938
Increase (decrease) in accrued expenses and other liabilities	2	(54)	92
Net cash provided by operating activities	11,596	10,036	11,332

Cash flows from operating activities:
Net cash (used) provided by investing activities	—	—	—

Cash flows from financing activities:
Issuance of common stock, net of expenses	—	—	13,911
Repurchase of common stock	(5,544)	—	(1,485)
Dividends paid on common stock	(11,792)	(10,285)	(10,367)
Net cash (used) provided by financing activities	(17,336)	(10,285)	2,059
Net (decrease) increase in cash and cash equivalents	(5,740)	(249)	13,391
Cash and cash equivalents, beginning of year	15,742	15,991	2,600
Cash and cash equivalents, end of year	$10,002	$15,742	$15,991

NOTE 20 – SUBSEQUENT EVENTS

On January 28, 2022, the Bank entered into a letter of intent to sell $115.5 million of its residential mortgage loans with servicing retained to a third party investor. The sale is expected to close by the end of March 2022.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2021. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2021, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal  control over financial reporting. There has also been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Annual Report will be under the headings “Proposal 1—Election of Directors,” “Current Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this Annual Report will be under the headings “Executive Compensation and Other Matters” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2021 regarding stock-based compensation awards outstanding and available for future grants under the Company’s equity compensation plans.

	(A)	(B)	(C)
Number of
Securities Remaining
	Number of		Available for Future
	Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price	Compensation Plans
	of Outstanding	of Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (A))
Equity compensation plans approved by shareholders	240,000	$12.70	1,790,721
Equity compensation plans not approved by shareholders	—	—	—
Total	240,000	12.70	1,790,721

The remaining information required in Part III, Item 12 of this Annual Report will be under the heading “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 of this Annual Report will be under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in Part III, Item 14 of this Annual Report will be under the heading “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2022 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements (Part II - Item 8. Financial Statements and Supplementary Data):

(i)   Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

(ii)  Consolidated Balance Sheets at December 31, 2021 and 2020

(iii) Consolidated Statements of Income for the Years Ended December 31, 2021, 2020 and 2019

(iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019

(v)  Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2021, 2020 and 2019

(vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

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

10.5	MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*
21.1	Subsidiaries of MetroCity Bankshares, Inc.
23.1	Consent of Crowe LLP
24.1	Power of Attorney contained on the signature pages of this 2021 Annual Report on Form 10-K and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page has been formatted in Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101

*  Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: March 11, 2022	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2022	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Nack Y. Paek and Lucas Stewart, with full power to act without the other, his or her true and lawful attorney-in-fact and agent, with full and several powers of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in their capacities and on the dates indicated.

Signature	Title	Date

/s/ Nack Y. Paek	Chairman; Chief Executive Officer	March 11, 2022
Nack Y. Paek	(principal executive officer)

/s/ Farid Tan	President and Director	March 11, 2022
Farid Tan

/s/ Frank Glover	Director	March 11, 2022
Frank Glover

/s/ William J. Hungeling	Director	March 11, 2022
William J. Hungeling

/s/ Howard Hwasaeng Kim	Director	March 11, 2022
Howard Hwasaeng Kim

/s/ Francis Lai	Director	March 11, 2022
Francis Lai

/s/ Don Leung	Director	March 11, 2022
Don Leung

/s/ Feiying Lu	Director	March 11, 2022
Feiying Lu

/s/ Young Park	Director	March 11, 2022
Young Park

/s/ Ajit Patel	Director	March 11, 2022
Ajit Patel

/s/ Frank S. Rhee	Director	March 11, 2022
Frank S. Rhee

/s/ Sam Sang-Koo Shim	Director	March 11, 2022
Sam Sang-Koo Shim