Form 10-Q
period 2022-03-31
MetroCity Bankshares, Inc.
filed 2022-05-06
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022

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

As of May 2, 2022, the registrant had 25,465,236 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

March 31, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash and due from banks	$418,988	$432,523
Federal funds sold	5,743	8,818
Cash and cash equivalents	424,731	441,341
Equity securities	11,024	11,386
Securities available for sale (at fair value)	23,886	25,733
Loans held for sale	37,928	—
Loans, less allowance for loan losses of $16,674 and $16,952, respectively	2,495,626	2,488,118
Accrued interest receivable	10,644	11,052
Federal Home Loan Bank stock	15,806	19,701
Premises and equipment, net	12,814	13,068
Operating lease right-of-use asset	8,925	9,338
Foreclosed real estate, net	3,562	3,618
SBA servicing asset, net	10,554	10,234
Mortgage servicing asset, net	6,925	7,747
Bank owned life insurance	67,841	59,437
Other assets	12,051	5,385
Total assets	$3,142,317	$3,106,158

Liabilities:
Deposits:
Non-interest-bearing demand	$615,650	$592,444
Interest-bearing	1,766,491	1,670,576
Total deposits	2,382,141	2,263,020

Federal Home Loan Bank advances	380,000	500,000
Other borrowings	405	459
Operating lease liability	9,445	9,861
Accrued interest payable	207	204
Other liabilities	59,709	42,391
Total liabilities	$2,831,907	$2,815,935

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,465,236 shares issued and outstanding as of March 31, 2022 and December 31, 2021	255	255
Additional paid-in capital	51,753	51,559
Retained earnings	254,165	238,577
Accumulated other comprehensive income (loss)	4,237	(168)
Total shareholders' equity	310,410	290,223
Total liabilities and shareholders' equity	$3,142,317	$3,106,158

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Interest and dividend income:
Loans, including fees	$31,459	$22,500
Other investment income	492	170
Federal funds sold	2	2
Total interest income	31,953	22,672

Interest expense:
Deposits	1,139	992
FHLB advances and other borrowings	161	146
Total interest expense	1,300	1,138

Net interest income	30,653	21,534

Provision for loan losses	104	1,599

Net interest income after provision for loan losses	30,549	19,935

Noninterest income:
Service charges on deposit accounts	481	373
Other service charges, commissions and fees	2,159	3,398
Gain on sale of residential mortgage loans	1,211	—
Mortgage servicing income, net	101	166
Gain on sale of SBA loans	1,568	1,854
SBA servicing income, net	1,644	2,133
Other income	492	262
Total noninterest income	7,656	8,186

Noninterest expense:
Salaries and employee benefits	7,096	6,699
Occupancy and equipment	1,227	1,275
Data processing	277	308
Advertising	150	145
Other expenses	3,429	2,281
Total noninterest expense	12,179	10,708

Income before provision for income taxes	26,026	17,413
Provision for income taxes	6,597	4,432
Net income available to common shareholders	$19,429	$12,981

Earnings per share:
Basic	$0.76	$0.51
Diluted	$0.76	$0.50

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2022	2021

Net income	$19,429	$12,981

Other comprehensive gain (loss):

Unrealized holding losses on securities available for sale	(1,484)	(210)
Net changes in fair value of cash flow hedges	7,358	—
Tax effect	(1,469)	54

Other comprehensive gain (loss)	4,405	(156)

Comprehensive income	$23,834	$12,825

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, January 1, 2022	25,465,236	$255	$51,559	$238,577	$(168)	$290,223
Net income	—	—	—	19,429	—	19,429
Stock based compensation expense	—	—	194	—	—	194
Other comprehensive income	—	—	—	—	4,405	4,405
Dividends on common stock ($0.15 per share)	—	—	—	(3,841)	—	(3,841)
Balance, March 31, 2022	25,465,236	$255	$51,753	$254,165	$4,237	$310,410

Balance, January 1, 2021	25,674,573	$257	$55,674	$188,705	$195	$244,831
Net income	—	—	—	12,981	—	12,981
Stock based compensation expense	—	—	303	—	—	303
Other comprehensive loss	—	—	—	—	(156)	(156)
Dividends on common stock ($0.10 per share)	—	—	—	(2,584)	—	(2,584)
Balance, March 31, 2021	25,674,573	$257	$55,977	$199,102	$39	$255,375

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flow from operating activities:
Net income	$19,429	$12,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	711	732
Provision for loan losses	104	1,599
Stock based compensation expense	194	303
Unrealized losses recognized on equity securities	362	—
Loss on sale of foreclosed real estate	15	—
Proceeds from sales of residential real estate loans	58,198	—
Gain on sale of residential mortgages	(1,211)	—
Origination of SBA loans held for sale	(23,391)	(22,949)
Proceeds from sales of SBA loans held for sale	24,959	24,803
Gain on sale of SBA loans	(1,568)	(1,854)
Increase in cash value of bank owned life insurance	(404)	(227)
Decrease in accrued interest receivable	408	156
Increase in SBA servicing rights	(320)	(892)
Decrease in mortgage servicing rights	822	1,269
Increase in other assets	(810)	(381)
Increase (decrease) in accrued interest payable	3	(16)
Increase in other liabilities	16,915	9,739
Net cash flow provided by operating activities	94,416	25,263

Cash flow from investing activities:
Purchases of securities available for sale	—	(1,034)
Proceeds from maturities, calls or paydowns of securities available for sale	345	185
Redemption of Federal Home Loan Bank stock	3,895	2,196
Increase in loans, net	(102,527)	(236,440)
Purchases of premises and equipment	(26)	(99)
Proceeds from sales of foreclosed real estate owned	41	—
Purchase of bank owned life insurance	(8,000)	—
Net cash flow used by investing activities	(106,272)	(235,192)

Cash flow from financing activities:
Dividends paid on common stock	(3,821)	(2,567)
Increase in deposits, net	119,121	266,031
Decrease in other borrowings, net	(54)	(4)
Proceeds from Federal Home Loan Bank advances	—	—
Repayments of Federal Home Loan Bank advances	(120,000)	(30,000)
Net cash flow (used) provided by financing activities	(4,754)	233,460

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021

Net change in cash and cash equivalents	(16,610)	23,531
Cash and cash equivalents at beginning of period	441,341	150,688

Cash and cash equivalents at end of period	$424,731	$174,219

Supplemental schedule of noncash investing and financing activities:

Transfer of loans to loans held for sale	$94,915	$—

Transfer of loan principal to foreclosed real estate, net of write-downs	$—	$—

Initial recognition of operating lease right-of-use assets	$—	$560

Initial recognition of operating lease liabilities	$—	$560

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$1,297	$1,154

Income taxes	$488	$261

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

Operating results for the three month period ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Company’s 2021 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first three months of 2022 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2022. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2022 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

The Company has further evaluated other Accounting Standards Updates issued during 2022 to date but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$6,729	$—	$—	$6,729
States and political subdivisions	8,157	3	(590)	7,570
Mortgage-backed GSE residential	10,431	—	(844)	9,587
Total	$25,317	$3	$(1,434)	$23,886

	December 31, 2021
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$6,949	$—	$—	$6,949
States and political subdivisions	8,169	203	(11)	8,361
Mortgage-backed GSE residential	10,562	11	(150)	10,423
Total	$25,680	$214	$(161)	$25,733

The amortized costs and estimated fair values of investment securities available for sale at March 31, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$5,961	$5,961
Due after one year but less than five years	2,010	2,012
Due after five years but less than ten years	1,175	1,082
Due in more than ten years	5,740	5,244
Mortgage-backed GSE residential	10,431	9,587
Total	$25,317	$23,886

There were no securities pledged as of March 31, 2022 and December 31, 2021 to secure public deposits and repurchase agreements. There were no securities sold during the three months ended March 31, 2022 and 2021.

Information pertaining to securities with gross unrealized losses at March 31, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	March 31, 2022
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$590	$6,589	$—	$—
Mortgage-backed GSE residential	844	9,587
Total	$1,434	$16,176	$—	$—

	December 31, 2021
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$11	$2,201	$—	$—
Mortgage-backed GSE residential	150	9,530	—	—
Total	$161	$11,731	$—	$—

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

At March 31, 2022, the eighteen securities available for sale with an unrealized loss have depreciated 8.15% from the Company’s amortized cost basis. These securities have not been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized loss on nine investments in state and political subdivision bonds relate to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Because the Company does not plan to sell these investments, and because it is not more likely than not that the Company will be required to sell these investments before the recovery of the par value, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at March 31, 2022.

Mortgage-backed GSE residential. The Company’s unrealized loss on nine investments in residential GSE mortgage-backed securities was caused by interest rate increases. The contractual cash flows of the investment are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost base of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost base, which may be maturity, management does not consider this investment to be other-than-temporarily impaired at March 31, 2022.

Equity Securities

As of March 31, 2022 and December 31, 2021, the Company had equity securities with carrying values totaling $11.0 and $11.4 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended March 31, 2022, we recognized an unrealized loss of $362,000 in net income on our equity securities. The unrealized loss is recorded in Other Expenses on the Consolidated Statements of Income. No unrealized gains or losses on equity securities were recognized in net income during the three months ended March 31, 2021.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Construction and development	$38,683	$38,857
Commercial real estate	567,031	520,488
Commercial and industrial	66,073	73,072
Residential real estate	1,846,434	1,879,012
Consumer and other	130	79
Total loans receivable	2,518,351	2,511,508
Unearned income	(6,051)	(6,438)
Allowance for loan losses	(16,674)	(16,952)
Loans, net	$2,495,626	$2,488,118

Included in the commercial and industrial loans are PPP loans totaling $19.8 million and $31.0 million as of March 31, 2022 and December 31 2021, respectively.

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

A summary of changes in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Charge-offs	—	—	(390)	—	—	—	(390)
Recoveries	—	2	1	—	5	—	8
Provision	(7)	146	(159)	(93)	—	217	104
Ending balance	$93	$4,294	$4,441	$7,624	$5	$217	$16,674

	Three Months Ended March 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Charge-offs	—	—	(4)	—	—	—	(4)
Recoveries	—	3	—	—	2	—	5
Provision	12	574	174	792	(10)	57	1,599
Ending balance	$190	$5,738	$608	$5,142	$—	$57	$11,735

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$79	$47	$—	$—	$—	$126
Collectively evaluated for impairment	93	4,215	4,394	7,624	5	217	16,548
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$93	$4,294	$4,441	$7,624	$5	$217	$16,674
Loans:
Individually evaluated for impairment	$—	$6,341	$171	$5,894	$—	$—	$12,406
Collectively evaluated for impairment	38,463	558,728	65,329	1,837,244	130	—	2,499,894
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$38,463	$565,069	$65,500	$1,843,138	$130	$—	$2,512,300

	December 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$242	$434	$—	$—	$—	$676
Collectively evaluated for impairment	100	3,904	4,555	7,717	—	—	16,276
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Loans:
Individually evaluated for impairment	$—	$6,395	$565	$4,889	$—	$—	$11,849
Collectively evaluated for impairment	38,567	512,253	71,419	1,870,903	—	79	2,493,221
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$38,567	$518,648	$71,984	$1,875,792	$—	$79	$2,505,070

Impaired loans as of March 31, 2022 and December 31, 2021, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
March 31, 2022	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,341	5,414	936	6,350	79
Commercial and industrial	171	24	147	171	47
Residential real estate	5,894	5,894	—	5,894	—
Total	$12,406	$11,332	$1,083	$12,415	$126

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,395	5,451	957	6,408	242
Commercial and industrial	565	25	585	610	434
Residential real estate	4,889	4,889	—	4,889	—
Total	$11,849	$10,365	$1,542	$11,907	$676

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three months ended March 31, 2022 and 2021, by portfolio segment, are summarized in the tables below.

	Three Months Ended March 31,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$—	$—
Commercial real estate	6,372	104	6,099	4
Commercial and industrial	466	—	316	157
Residential real estate	5,687	13	7,158	55
Total	$12,525	$117	$13,573	$216

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of March 31, 2022 and December 31, 2021:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
March 31, 2022	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$38,463	$—	$—	$—	$—	$38,463
Commercial real estate	559,081	2,528	—	2,528	3,460	565,069
Commercial and industrial	65,104	244	—	244	152	65,500
Residential real estate	1,827,469	9,775	—	9,775	5,894	1,843,138
Consumer and other	130	—	—	—	—	130
Total	$2,490,247	$12,547	$—	$12,547	$9,506	$2,512,300

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2021	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$38,567	$—	$—	$—	$—	$38,567
Commercial real estate	514,179	752	—	752	3,717	518,648
Commercial and industrial	70,702	788	342	1,130	152	71,984
Residential real estate	1,859,615	11,287	—	11,287	4,890	1,875,792
Consumer and other	79	—	—	—	—	79
Total	$2,483,142	$12,827	$342	$13,169	$8,759	$2,505,070

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk. There are six loan risk ratings (grades 1-6) included in loans rated Pass.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
March 31, 2022	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$38,463	$544,885	$57,399	$1,837,068	$130	$2,477,945
Special Mention(1)	—	13,832	7,795	—	—	21,627
Substandard	—	6,352	306	6,070	—	12,728
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,463	$565,069	$65,500	$1,843,138	$130	$2,512,300

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2021	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$38,567	$499,135	$64,226	$1,870,902	$79	$2,472,909
Special Mention(1)	—	13,884	7,053	—	—	20,937
Substandard	—	5,629	705	4,890	—	11,224
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,567	$518,648	$71,984	$1,875,792	$79	$2,505,070

(1)	All of the loans classified as Special Mention at March 31, 2022 and December 31, 2021 have been heavily impacted by the ongoing COVID pandemic. While all of these loans are performing, we elected to classify as Special Mention as an abundance of caution as we closely monitor the performance of the underlying businesses.

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

TDRs as of March 31, 2022 and December 31, 2021 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
March 31, 2022	Accruing	Nonaccrual	Total
Commercial real estate	$2,882	$233	$3,115
Commercial and industrial	19	—	19
Total	$2,901	$233	$3,134

(Dollars in thousands)
December 31, 2021	Accruing	Nonaccrual	Total
Commercial real estate	$2,678	$479	$3,157
Commercial and industrial	20	—	20
Total	$2,698	$479	$3,177

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company allocated a specific reserve of $79,000 and $242,000 as of March 31, 2022 and December 31, 2021, respectively, and recognized no partial charge offs on the TDR loans described above during the three months ended March 31, 2022 and 2021. No TDRs defaulted during the three months ended March 31, 2022 and 2021.

We did not modify any loans as a troubled debt restructuring during the three months ended March 31, 2022 or during the year ended December 31, 2021. At March 31, 2022, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

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

(Dollars in thousands)	March 31,	December 31,
Type of Concession	2022	2021
Deferral of payments	$485	$488
Extension of maturity date	2,649	2,689
Total TDR loans	$3,134	$3,177

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	5	$3,124	4	$3,170
Commercial and industrial	1	19	1	20
Total	6	$3,143	5	$3,190

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

As of March 31, 2022 and December 31, 2021, non-SBA commercial loans with outstanding balances of $6.6 million and $8.1 million, respectively, were under approved payment deferrals. As of March 31, 2022 and December 31, 2021, SBA loans with outstanding gross loan balance totaling $5.4 million ($1.4 million unguaranteed book balance) and $6.5 million ($1.6 million unguaranteed book balance), respectively, were under approved payment deferrals. No residential mortgages were under approved payment deferrals as of March 31, 2022 and December 31, 2021.

As of March 31, 2022, there were no deferred loans that were delinquent or on nonaccrual status. The one non-SBA commercial loan and the three SBA loans under payment deferrals at March 31, 2022 were rated “special mention”.  The Company evaluates its deferred loans after the initial deferral period and will either return to the original loan terms or the loan will be reassessed at that time to determine if a further deferment should be granted and if a further downgrade in risk rating is appropriate..

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of March 31, 2022 and December 31, 2021, the unpaid principal balances of serviced loans totaled $528.2 million and $543.0 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Beginning of period	$10,091	$9,488
Change in fair value	304	886
End of period, fair value	$10,395	$10,374

Fair value at March 31, 2022 and December 31, 2021 was determined using discount rates ranging from 6.79% to 10.94% and 7.57% to 12.25%, respectively, and prepayment speeds ranging from 12.46% to 17.19% and 14.43% to 17.12%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $159,000 and $143,000 at March 31, 2022 and December 31, 2021, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at March 31, 2022 and December 31, 2021 was $605.1 million and $608.2 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Mortgage loan servicing rights:	2022	2021
Beginning of period	$7,747	$12,991
Additions	413	—
Amortization expense	(1,310)	(1,469)
Valuation allowance	75	200
End of period, carrying value	$6,925	$11,722

(Dollars in thousands)	For the Three Months Ended March 31,
Valuation allowance:	2022	2021
Beginning balance	$163	$641
Additions expensed	—	—
Reductions credited to operations	(75)	(200)
Direct write-downs	—	—
Ending balance	$88	$441

The fair value of servicing rights was $7.9 million at both March 31, 2022 and December 31, 2021. Fair value at March 31, 2022 was determined by using a discount rate of 12.29%, prepayment speeds of 20.15%, and a weighted average default rate of 1.24%. Fair value at December 31, 2021 was determined using a discount rate of 13.50%, prepayment speeds of 21.79%, and a weighted average default rate of 1.22%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at March 31, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Convertible advance maturing August 6, 2029; fixed rate of 0.85%	$20,000	$20,000
Convertible advance maturing November 7, 2029; fixed rate of 0.68%	30,000	30,000
Convertible advance maturing December 5, 2029; fixed rate of 0.75%	10,000	10,000
Convertible advance maturing February 1, 2030; fixed rate of 0.59%	20,000	20,000
Convertible advance maturing August 18, 2031; fixed rate of 0.025%	—	50,000
Convertible advance maturing October 7, 2031; fixed rate of 0.01%	50,000	50,000
Convertible advance maturing October 8, 2031; fixed rate of 0.01%	50,000	50,000
Convertible advance maturing October 20, 2031; fixed rate of 0.01%	150,000	150,000
Convertible advance maturing December 17, 2031; fixed rate of 0.01%	—	50,000
Convertible advance maturing December 23, 2031; fixed rate of 0.01%	50,000	50,000
Convertible advance maturing December 30, 2031; fixed rate of 0.01%	—	20,000
Total FHLB advances	$380,000	$500,000

At March 31, 2022, the Company had maximum borrowing capacity from the FHLB of $933.5 million based on the value of residential real estate loans pledged as collateral.

At March 31, 2022, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at March 31, 2022.

At March 31, 2022, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $32.4 million as of March 31, 2022. There were no outstanding borrowings on this line as of March 31, 2022.

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

The sold portion of SBA loans that have an interest only strip are considered secured borrowings and are included in other borrowings. Secured borrowings at March 31, 2022 and December 31, 2021 were $405,000 and $459,000, respectively.

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

The components of lease cost for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Operating lease cost	$505	$553
Variable lease cost	44	46
Short-term lease cost	—	—
Sublease income	—	—
Total net lease cost	$549	$599

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
March 31, 2023	$1,488
March 31, 2024	1,972
March 31, 2025	1,859
March 31, 2026	1,637
March 31, 2027	1,393
After March 31, 2027	1,911
Total lease payments	10,260
Less: interest discount	(815)
Present value of lease liabilities	$9,445

Supplemental Lease Information	March 31, 2022
Weighted-average remaining lease term (years)	5.6
Weighted-average discount rate	3.06%

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$487	$506
Operating cash flows from operating leases (lease liability reduction)	$416	$422
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$—	$560

NOTE 8 – INTEREST RATE DERIVATIVES

During third and fourth quarter of 2021 and the first quarter of 2022, the Company entered into ten separate interest rate swap agreements with notional amounts totaling $550.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements begin in October 2023, November 2023, January 2024 or April 2024. The other four interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements begin in November 2023 or April 2024. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $6.6 million and $46,000 and an unrealized loss of $12,000 and $46,000 at March 31, 2022 and December 31, 2021, respetively. These unrealized gains and losses are recorded in Other Assets and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swap.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements begin on November 2023. The interest rate cap was designated as a cash flow hedge of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $1.1 million and $321,000 at March 31, 2022 and December 31, 2021, respectively, and are recorded in Other Assets on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At March 31, 2022, there were no cash deposits pledged as collateral by the Company.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

As of or for the
Three Months Ended
(Dollars in thousands)	March 31, 2022
Notional Amounts	$550,000
Weighted-average pay rate	1.82%
Weighted-average receive rate	0.12%
Weighted-average maturity	4.6 years
Weighted-average remaining maturity	4.4 years
Net interest (expense) income	$—

Summary information for the interest rate caps designated as cash flow hedges is as follows:

As of or for the
Three Months Ended
(Dollars in thousands)	March 31, 2022
Notional Amounts	$50,000
Rate Cap Premiums	619
Cap Rate	2.50%
Weighted-average maturity	5.0 years
Weighted-average remaining maturity	4.6 years
Net interest (expense) income	$(31)

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of March 31, 2022 and December 31, 2021 include:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$54,724	$61,345
Standby letters of credit	$7,053	$4,674

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $54.7 million of unused lines of credit and $7.1 million for standby letters of credit as of March 31, 2022. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of March 31, 2022 and December 31, 2021 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	March 31, 2022
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$6,729	$—	$—	$6,729
States and political subdivisions	7,570	—	7,570	—
Mortgage-backed GSE residential	9,587	—	9,587	—
Total securities available for sale	23,886	—	17,157	6,729

Equity securities	11,024	11,024	—	—
SBA servicing asset	10,395	—	—	10,395
Interest only strip	159	—	—	159
Interest rate derivatives	7,660	—	7,660	—
	$53,124	$11,024	$24,817	$17,283
Nonrecurring fair value measurements:
Impaired loans	$930	$—	$—	$930	$163

Liabilities
Recurring fair value measurements:
Interest rate swaps	$12	$—	$12	$—

	December 31, 2021
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$6,949	$—	$—	$6,949
States and political subdivisions	8,361	—	8,361	—
Mortgage-backed GSE residential	10,423	—	10,423	—
Total securities available for sale	25,733	—	18,784	6,949

Equity securities	11,386	11,386	—	—
SBA servicing asset	10,091	—	—	10,091
Interest only strip	143	—	—	143
Interest rate derivatives	367	—	367	—
	$47,720	$11,386	$19,151	$17,183
Nonrecurring fair value measurements:
Impaired loans	$947	$—	$—	$947	$(7)

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

Interest Rate Derivatives: Exchange-traded derivatives are valued using quoted prices and are classified within Level 1 of the valuation hierarchy. However, few classes of derivative contracts are listed on an exchange; thus, the Company’s derivative positions are valued by third parties using their valuation models and confirmed by the Company. Since the model inputs can be observed in a liquid market and the models do not require significant judgement, such derivative contracts are classified within Level 2 of the fair value hierarchy. The Company’s interest rate derivatives contracts (designated as cash flow hedges) are classified within Level 2.

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, January 1, 2022	$6,949	$10,091	$143	$—
Total gains included in income	—	304	16	—
Settlements	—	—	—	—
Prepayments/paydowns	(220)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2022	$6,729	$10,395	$159	$—

Fair value, January 1, 2021	$9,306	$9,488	$155	$—
Total gains included in income	—	886	6	—
Settlements	—	—	—	—
Prepayments/paydowns	(74)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2021	$9,232	$10,374	$161	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at March 31, 2022 and December 31, 2021:

	Valuation	Unobservable	General
	Technique	Input	Range
March 31, 2022
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	12.46%-17.19%
		Discount rate	6.79%-10.94%
Nonrecurring:
Impaired loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2021
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	14.43%-17.12%
		Discount rate	7.57%-12.25%
Nonrecurring:
Impaired Loans	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021 are as follows:

	Carrying	Estimated Fair Value at March 31, 2022
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$424,731	$—	$424,731	$—	$424,731
Investment securities	34,910	11,024	17,157	6,729	34,910
FHLB stock	15,806	—	—	—	N/A
Loans, net	2,495,626	—	—	2,536,055	2,536,055
Loans held for sale	37,928	—	37,928	—	37,928
Accrued interest receivable	10,644	—	63	10,581	10,644
SBA servicing assets	10,395	—	—	10,395	10,395
Interest only strips	159	—	—	159	159
Mortgage servicing assets	6,925	—	—	7,851	7,851
Interest rate derivatives	7,660	—	7,660	—	7,660
Financial Liabilities:
Deposits	2,382,141	—	2,381,665	—	2,381,665
Federal Home Loan Bank advances	380,000	—	379,924	—	379,924
Other borrowings	405	—	405	—	405
Accrued interest payable	207	—	207	—	207
Interest rate derivatives	12	—	12	—	12

	Carrying	Estimated Fair Value at December 31, 2021
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$441,341	$—	$441,341	$—	$441,341
Investment securities	37,119	11,386	18,784	6,949	37,119
FHLB stock	19,701	—	—	—	N/A
Loans, net	2,488,118	—	—	2,561,269	2,561,269
Accrued interest receivable	11,052	—	100	10,952	11,052
SBA servicing asset	10,091	—	—	10,091	10,091
Interest only strips	143	—	—	143	143
Mortgage servicing assets	7,747	—	—	7,937	7,937
Interest rate derivatives	367	—	367	—	367
Financial Liabilities:
Deposits	2,263,020	—	2,263,246	—	2,263,246
Federal Home Loan Bank advances	500,000	—	501,450	—	501,450
Other borrowings	459	—	459	—	459
Accrued interest payable	204	—	204	—	204
Interest rate derivatives	46	—	46	—	46

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of March 31, 2022, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of March 31, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$312,293	18.22%	180,019	10.5%	171,447	10.0%
Bank	302,505	17.65%	179,976	10.5	171,406	10.0
Tier I Capital (to Risk Weighted Assets)
Consolidated	295,619	17.24%	145,730	8.5%	137,158	8.0%
Bank	285,831	16.68%	145,695	8.5	137,125	8.0
Common Tier 1 (CET1)
Consolidated	295,619	17.24%	120,013	7.0%	111,440	6.5%
Bank	285,831	16.68%	119,984	7.0	111,414	6.5
Tier 1 Capital (to Average Assets)
Consolidated	295,619	9.46%	124,996	4.0%	156,245	5.0%
Bank	285,831	9.15%	124,980	4.0	156,225	5.0
As of December 31, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$297,108	17.77%	175,564	10.5%	N/A	N/A
Bank	287,258	17.18%	175,525	10.5	167,166	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	280,156	16.76%	142,123	8.5%	N/A	N/A
Bank	270,306	16.17%	142,091	8.5	133,733	8.0%
Common Tier 1 (CET1)
Consolidated	280,156	16.76%	117,043	7.0%	N/A	N/A
Bank	270,306	16.17%	117,016	7.0	108,658	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	280,156	9.44%	118,682	4.0%	N/A	N/A
Bank	270,306	9.11%	118,667	4.0	148,333	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At March 31, 2022, 240,000 stock options had been granted and 441,651 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2022 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2022	240,000	$12.70

During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense for stock options of $0 and $119,000, respectively. As of both March 31, 2022 and December 31, 2021, there was $0 of total unrecognized compensation cost related to options granted under the 2018 Incentive Plan. As of March 31, 2022, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the three months ended March 31, 2022 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2022	134,703	$13.86
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2022	134,703	$13.86

During the three months ended March 31, 2022 and 2021, the Company recognized compensation expense for restricted stock of $194,000 and $184,000, respectively. As of March 31, 2022 and December 31, 2021, there was $1.1 million and $1.4 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of March 31, 2022, the cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2022	2021
Basic earnings per share
Net Income	$19,429	$12,981

Weighted average common shares outstanding	25,465,236	25,674,573

Basic earnings per common share	$0.76	$0.51

Diluted earnings per share
Net Income	$19,429	$12,981

Weighted average common shares outstanding for basic earnings per common share	25,465,236	25,674,573
Add: Dilutive effects of restricted stock and options	253,799	207,254

Average shares and dilutive potential common shares	25,719,035	25,881,827

Diluted earnings per common share	$0.76	$0.50

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three months ended March 31, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2021 through March 31, 2022 and on our results of operations for the three months ended March 31, 2022 and 2021. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations,  estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the continuing COVID-19 (and the variants thereof) pandemic. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	the continued impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the CARES Act), including the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic recovery could be weakened by the continued impact of COVID-19 and by current supply chain challenges;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the Paycheck Protection Program (“PPP”);
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans changes in the prices, values and sales volumes of commercial and residential real estate;

●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the FRB, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of FDIC insurance and other coverage;

●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine), acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and
●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

We have implemented loan programs to allow customers who are experiencing hardships from the COVID-19 pandemic to defer loan principal and interest payments for up to twenty-four months. As of March 31, 2022, we had only one non-SBA commercial customer with outstanding loan balances totaling $6.6 million that was under an approved payment deferral. As of March 31, 2022, we had three SBA loans with outstanding gross loan balances totaling $5.4 million ($1.4 million unguaranteed book balance) that were under approved payment deferrals.

As of March 31, 2022, our residential real estate loan portfolio made up 73.3% of our total loan portfolio and had a weighted average amortized loan-to-collateral value ratio (“LTV”) of approximately 54.3%. As of March 31, 2022, we had no residential mortgages on hardship payment deferrals.

As a preferred SBA lender, we participated in the PPP created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. During the first round of PPP funding in the second and third quarters of 2020, the Company approved and funded over 1,800 PPP loans totaling $97.0 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. As of April 29, 2022, the SBA had granted forgiveness for these PPP loans totaling $96.6 million, or 99.6% of PPP loans funded

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extended the authority of lenders to make PPP loans through May 31, 2021. We participated in this new round of PPP loan funding by offering first and second draw loans. The Company approved and funded over 1,000 PPP loans totaling $61.8 million under this new round of PPP loan funding. As of April 29, 2022, the SBA had granted forgiveness for these PPP loans totaling $45.3 million, or 73.4% of PPP loans funded.

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

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of March 31, 2022, we had total assets of $3.14 billion, total loans of $2.51 billion, total deposits of $2.38 billion and total shareholders’ equity of $310.4 million.

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

	As of or for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2022	2021	2021	2021	2021
Selected income statement data:
Interest income	$31,953	$30,857	$29,324	$25,888	$22,672
Interest expense	1,300	1,236	1,135	1,063	1,138
Net interest income	30,653	29,621	28,189	24,825	21,534
Provision for loan losses	104	546	2,579	2,205	1,599
Noninterest income	7,656	7,491	9,532	8,594	8,186
Noninterest expense	12,179	12,512	13,111	12,093	10,708
Income tax expense	6,597	6,609	5,149	4,728	4,432
Net income	19,429	17,445	16,882	14,393	12,981
Per share data:
Basic income per share	$0.76	$0.69	$0.66	$0.56	$0.51
Diluted income per share	$0.76	$0.68	$0.66	$0.56	$0.50
Dividends per share	$0.15	$0.14	$0.12	$0.10	$0.10
Book value per share (at period end)	$12.19	$11.40	$10.84	$10.33	$9.95
Shares of common stock outstanding	25,465,236	25,465,236	25,465,236	25,578,668	25,674,573
Weighted average diluted shares	25,719,035	25,720,128	25,729,043	25,833,328	25,881,827
Performance ratios:
Return on average assets	2.52%	2.33%	2.61%	2.53%	2.62%
Return on average equity	26.94	24.80	25.23	22.51	21.35
Dividend payout ratio	19.76	20.52	18.24	17.95	19.91
Yield on total loans	5.00	4.93	5.16	5.21	5.20
Yield on average earning assets	4.34	4.32	4.75	4.79	4.85
Cost of average interest bearing liabilities	0.24	0.24	0.28	0.31	0.38
Cost of deposits	0.27	0.27	0.28	0.29	0.36
Net interest margin	4.16	4.15	4.57	4.60	4.60
Efficiency ratio(1)	31.79	33.71	34.76	36.19	36.03
Asset quality data (at period end):
Net charge-offs to average loans held for investment	0.06%	0.01%	0.00%	0.02%	0.00%
Nonperforming assets to gross loans and OREO	0.63	0.61	0.55	0.67	0.84
ALL to nonperforming loans	134.39	143.69	189.44	147.82	98.33
ALL to loans held for investment	0.66	0.67	0.69	0.66	0.63
Balance sheet and capital ratios:
Gross loans held for investment to deposits	105.72%	110.98%	112.15%	106.31%	107.33%
Noninterest bearing deposits to deposits	25.84	26.18	30.32	31.30	31.28
Common equity to assets	9.88	9.34	10.04	10.50	11.85
Leverage ratio	9.46	9.44	10.34	11.14	12.23
Common equity tier 1 ratio	17.24	16.76	16.61	17.75	18.97
Tier 1 risk-based capital ratio	17.24	16.76	16.61	17.75	18.97
Total risk-based capital ratio	18.22	17.77	17.64	18.72	19.88
Mortgage and SBA loan data:
Mortgage loans serviced for others	$605,112	$608,208	$669,358	$746,660	$856,432
Mortgage loan production	162,933	237,195	368,790	326,507	263,698
Mortgage loan sales	56,987	—	—	—	—
SBA loans serviced for others	528,227	542,991	549,818	549,238	521,182
SBA loan production(2)	50,689	52,727	85,265	67,376	80,466
SBA loan sales	22,898	30,169	37,984	34,158	22,399
(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).
(2)	The amounts presented for the three months ended June 30, 2021 and March 31, 2021 include PPP loan originations totaling $14.1 million and $46.7 million, respectively.

Results of Operations

We recorded net income of $19.4 million for the three months ended March 31, 2022 compared to $13.0 million for the same period in 2021, an increase of $6.4 million, or 49.7%. Basic and diluted earnings per common share for the three months ended March 31, 2022 was $0.76 compared to $0.51 and $0.50, respectively, for the basic and diluted earnings per common share for the same periods in 2021.

Interest Income

Interest income totaled $32.0 million for the three months ended March 31, 2022, an increase of $9.3 million, or 40.9%, from the three months ended March 31, 2021, primarily due to an increase in average loan balances of $798.5 million. We also recognized PPP fee income of $503,000 during the three months ended March 31, 2022 compared to PPP fee income of $1.1 million during the three months ended March 31, 2021. The increase in average loans is due to an increase of $57.5 million in average commercial real estate loans and an increase of $838.4 million in average residential mortgage loans, offset by a decrease of $10.4 million in average construction and development loans and a decrease of $87.0 million in commercial and industrial loans, which includes $23.3 million in average PPP loans. As compared to the three months ended March 31, 2021, the yield on average interest-earning assets decreased by 51 basis points to 4.34% from 4.85% with the yield on average loans decreasing by 20 basis points and the yield on average total investments decreasing by two basis points.

Interest Expense

Interest expense for the three months ended March 31, 2022 increased $162,000, or 14.2%, to $1.3 million compared to interest expense of $1.1 million for the three months ended March 31, 2021, primarily due to a $595.8 million increase in average interest-bearing deposit balances, partially offset with a nine basis points decrease in deposit costs. The nine basis points decrease in deposit costs included a one basis point decrease in the yield on average money market deposits and an 13 basis points decrease in the yield on average time deposits. Average money market deposits increased by $551.6 million while average time deposits decreased by $50.7 million.

Average borrowings outstanding for the three months ended March 31, 2022 increased by $380.9 million with a decrease in rate of 54 basis points compared to the three months ended March 31, 2021.

Net Interest Margin

The net interest margin for the three months ended March 31, 2022 decreased by 44 basis points to 4.16% from 4.60% for the three months ended March 31, 2021, primarily due to a 51 basis points decrease in the yield on average interest-earning assets of $2.99 billion and a 14 basis points decrease in the cost of average interest-bearing liabilities of $2.18 billion. Average earning assets for the three months ended March 31, 2022 increased by $1.09 billion from the same period in 2021, primarily due to a $798.5 million increase in average loans and a $273.9 million increase in average interest-earning cash accounts. Average interest-bearing liabilities for the three months ended March 31, 2022 increased by $976.7 million from the three months ended March 31, 2021, driven by an increase in average interest-bearing deposits of $595.8 million and an increase in average borrowings of $380.9 million. The inclusion of PPP loan average balances, interest and fees had a four basis points impact on both the yield on average loans and the net interest margin for the three months ended March 31, 2022.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition  and the shape of the interest rate yield curve. The decline in our net interest margin is primarily the result of the decrease in the yield on our interest-earning assets and higher average interest-earning cash balances which have much lower yields than our loans and investments.

Average Balances, Interest and Yields

The following tables present, for the three months ended March 31, 2022 and 2021, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended March 31,
	2022			2021
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$399,642	$365	0.37%	$125,699	$72	0.23%
Securities available for sale	36,842	129	1.42	18,164	100	2.23
Total investments	436,484	494	0.46	143,863	172	0.48
Construction and development	30,583	377	5.00	40,954	531	5.26
Commercial real estate	549,132	7,887	5.82	491,635	7,078	5.84
Commercial and industrial	65,450	1,076	6.67	152,433	1,920	5.11
Residential real estate	1,906,847	22,074	4.69	1,068,495	12,930	4.91
Consumer and other	206	45	88.59	174	41	95.56
Gross loans(2)	2,552,218	31,459	5.00	1,753,691	22,500	5.20
Total earning assets	2,988,702	31,953	4.34	1,897,554	22,672	4.85
Noninterest-earning assets	142,042			111,164
Total assets	3,130,744			2,008,718
Interest-bearing liabilities:
NOW and savings deposits	187,259	75	0.16	92,312	47	0.21
Money market deposits	1,085,751	658	0.25	534,192	337	0.26
Time deposits	441,228	406	0.37	491,913	608	0.50
Total interest-bearing deposits	1,714,238	1,139	0.27	1,118,417	992	0.36
Borrowings	468,348	161	0.14	87,483	146	0.68
Total interest-bearing liabilities	2,182,586	1,300	0.24	1,205,900	1,138	0.38
Noninterest-bearing liabilities:
Noninterest-bearing deposits	588,343			483,691
Other noninterest-bearing liabilities	67,301			72,534
Total noninterest-bearing liabilities	655,644			556,225
Shareholders' equity	292,514			246,593
Total liabilities and shareholders' equity	$3,130,744			$2,008,718
Net interest income		$30,653			$21,534
Net interest spread			4.10			4.47
Net interest margin			4.16			4.60
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$250	$43	$293
Securities available for sale	32	(3)	29
Total investments	282	40	322
Construction and development	(92)	(62)	(154)
Commercial real estate	1,069	(260)	809
Commercial and industrial	(1,327)	483	(844)
Residential real estate	9,922	(778)	9,144
Consumer and Other	3	1	4
Gross loans(2)	9,575	(616)	8,959
Total earning assets	9,857	(576)	9,281
Interest-bearing liabilities:
NOW and savings deposits	34	(6)	28
Money market deposits	353	(32)	321
Time deposits	(43)	(159)	(202)
Total interest-bearing deposits	344	(197)	147
Borrowings	208	(193)	15
Total interest-bearing liabilities	552	(390)	162
Net interest income	$9,305	$(186)	$9,119
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded provision for loan losses of $104,000 during the three months ended March 31, 2022 compared to $1.6 million during the same period in 2021. The decrease in our provision for loan losses in the three months ended March 31, 2022 was partially due the minimal loan growth during the quarter compared to the same period in 2021. Our ALL as a percentage of gross loans for the periods ended March 31, 2022 and 2021 was 0.66% and 0.63%, respectively. Excluding outstanding PPP loans of $19.8 million as of March 31, 2022, the ALL as a percentage of total loans was 0.67%. None of the ALL balance was allocated to our PPP loan portfolio at March 31, 2022. Our ALL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2022 was $7.7 million, a decrease of $530,000, or 6.5%, compared to $8.2 million for the three months ended March 31, 2021. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$481	$373	$108	29.0%
Other service charges, commissions and fees	2,159	3,398	(1,239)	(36.5)
Gain on sale of residential mortgage loans	1,211	—	1,211	100.0
Mortgage servicing income, net	101	166	(65)	(39.2)
Gain on sale of SBA loans	1,568	1,854	(286)	(15.4)
SBA servicing income, net	1,644	2,133	(489)	(22.9)
Other income	492	262	230	87.8
Total noninterest income	$7,656	$8,186	$(530)	(6.5)%

Service charges on deposit accounts increased $108,000, or 29.0%, to $481,000 for the three months ended March 31, 2022 compared to $373,000 for the same three months during 2021. The increase was primarily attributable to increased analysis fees and overdraft fees.

Other service charges, commissions and fees decreased $1.2 million, or 36.5%, to $2.2 million for the three months ended March 31, 2022 compared to $3.4 million for the three months ended March 31, 2021. The decrease was mainly attributable to lower underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume declined during the three months ended March 31, 2022 compared to the same period in 2021. Mortgage loan originations totaled $162.9 million during the three months ended March 31, 2022 compared to $263.7 million during the same period in 2021.

Total gain on sale of loans was $2.8 million for the three months ended March 31, 2022 compared to $1.9 million for the same period of 2021, an increase of $925,000, or 49.9%.

Gain on sale of residential mortgage loans totaled $1.2 million for the three months ended March 31, 2022 as we sold $57.0 million in residential mortgage loans during the period with an average premium of 2.13%. We recorded no gain on sale of residential mortgage loans during the three months ended March 31, 2021 as no mortgage loans were sold during the period.

Gain on sale of SBA loans totaled $1.6 million for the three months ended March 31, 2022 compared to $1.9 million for the same period in 2021. We sold $22.9 million in SBA loans during the three months ended March 31, 2022 with an average premiums of 9.00%. We sold $22.4 million in SBA loans during the three months ended March 31, 2021 with average premiums of 10.73%.

Mortgage loan servicing income, net of amortization, decreased by $65,000, or 39.2%, to $101,000 during the three months ended March 31, 2022 compared to $166,000 for the same period of 2021. The decrease in mortgage loan servicing income was primarily due to the decrease in mortgage servicing fees, offset by an increase in capitalized mortgage servicing assets. Included in mortgage loan servicing income for the three months ended March 31, 2022 was $923,000 in mortgage servicing fees compared to $1.4 million for the same period in 2021 and capitalized mortgage servicing assets of $413,000 for the three months ended March 31, 2022 compared to $0 for the same period in 2021. These amounts were offset by mortgage loan servicing asset amortization of $1.3 million for the three months ended March 31, 2022 compared to $1.5 million during the same period in 2021. During the three months ended March 31, 2022, we recorded a fair value impairment recovery of $75,000 on our mortgage servicing assets compared to a fair value impairment recovery of $200,000 recorded during the three months ended March 31, 2021. Our total residential mortgage loan servicing portfolio was $605.1 million at March 31, 2022 compared to $856.4 million at March 31, 2021.

SBA servicing income, net decreased by $489,000, or 22.9%, to $1.6 million for the three months ended March 31, 2022 compared to $2.1 million for the three months ended March 31, 2021. Our total SBA loan servicing portfolio was $528.2 million as of March 31, 2022 compared to $521.2 million as of March 31, 2021. Our SBA servicing rights are carried at fair value. While our servicing portfolio grew, the inputs used to calculate fair value also changed, which resulted in a $323,000 increase to our SBA servicing rights in the three months ended March 31, 2022 compared to a $896,000 increase to our SBA servicing rights during the three months ended March 31, 2021.

Other noninterest income increased by $230,000 to $492,000 for the three months ended March 31, 2022 compared to $262,000 for the three months ended March 31, 2021. The largest component of other noninterest income is the income on bank owned life insurance which totaled $404,000 and $227,000, respectively, for the three months ended March 31, 2022 and 2021.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2022 was $12.2 million compared to $10.7 million for the three months ended March 31, 2021, an increase of $1.5 million, or 13.7%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars in thousands )	2022	2021	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$7,096	$6,699	$397	5.9%
Occupancy and equipment	1,227	1,275	(48)	(3.8)
Data processing	277	308	(31)	(10.1)
Advertising	150	145	5	3.4
Other expenses	3,429	2,281	1,148	50.3
Total noninterest expense	$12,179	$10,708	$1,471	13.7%

Salaries and employee benefits expense for the three months ended March 31, 2022 was $7.1 million compared to $6.7 million for the three months ended March 31, 2021, an increase of $397,000, or 5.9%. The increase was mainly attributable to increased salary costs from the increase in the overall number of employees, partially offset by lower commissions paid to our loan officers as loan volume declined during the quarter compared to the same period in 2021. The average number of full-time equivalent employees was 217 for the three months ended March 31, 2022 compared to 214 for the three months ended March 31, 2021.

Occupancy and equipment expense for the three months ended March 31, 2022 was $1.2 million compared to $1.3 million for the three months ended March 31, 2021, a decrease of $48,000, or 3.8%. The decrease was partially due to lower rent expense.

Data processing expense for the three months ended March 31, 2022 was $277,000 compared to $308,000 for the three months ended March 31, 2021, a decrease of $31,000, or 10.1%. The decrease was primarily due managememt’s ongoing efforts to reduce costs.

Advertising expense for the three months ended March 31, 2022 remained relatively flat compared to the same period in 2021.

Other expenses for the three months ended March 31, 2022 were $3.4 million compared to $2.3 million for the three months ended March 31, 2021, an increase of $1.1 million, or 50.3%. The increase was primarily due to higher FDIC insurance premiums, professional fees and other real estate owned related expenses, as well as increased operating and customer service expenses. Included in other expenses for the three months ended March 31, 2022 and 2021 were directors’ fees of approximately $139,000 and $96,000, respectively.

Income Tax Expense

Income tax expense for the three months ended March 31, 2022 and 2021 was $6.6 million and $4.4 million, respectively. The Company’s effective tax rates were 25.3% and 25.5% for the three months ended March 31, 2022 and 2021, respectively.

Financial Condition

Total assets increased $36.2 million, or 1.2%, to $3.14 billion at March 31, 2022 as compared to $3.11 billion at December 31, 2021. The increase in total assets was primarily attributable to increases in loans held for investment of $7.2 million, loans held for sale of $37.9 million, bank owned life insurance of $8.4 million, and other assets of $6.7 million, partially offset by a $16.6 million decrease in cash and cash equivalents.

Loans

Gross loans held for investment increased $6.8 million, or 0.3%, to $2.52 billion as of March 31, 2022 as compared to $2.51 billion as of December 31, 2021. Our loan growth during the three months ended March 31, 2022 was comprised of a decrease of $174,000, or 0.4%, in construction and development loans, an increase of $46.5 million, or 8.9%, in commercial real estate loans, a decrease of $7.0 million, or 9.6%, in commercial and industrial loans, a decrease of $32.6 million, or 1.7%, in residential real estate loans and an increase of $51,000, or 64.6%, in consumer and other loans. Included in commercial and industrial loans are PPP loans totaling $19.8 million and unearned PPP fees of $515,000 as of March 31, 2022. Loans held for sale were $37.9 million as of March 31, 2022 compared to no loans held for sale as of December 31, 2021.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	March 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$38,683	1.6%	$38,857	1.6%
Commercial real estate	567,031	22.5%	520,488	20.7%
Commercial and industrial	66,073	2.6%	73,072	2.9%
Residential real estate	1,846,434	73.3%	1,879,012	74.8%
Consumer and other	130	—%	79	—%
Gross loans	$2,518,351	100.0%	$2,511,508	100.0%
Less unearned income	(6,051)		(6,438)
Total loans held for investment	$2,512,300		$2,505,070

SBA Loan Servicing

As of March 31, 2022 and December 31, 2021, we serviced $528.2 million and $543.0 million, respectively, in SBA loans for others. We carried a servicing asset of $10.6 million and $10.2 million at March 31, 2022 and December 31, 2021, respectively. See Note 4 of our consolidated financial statements as of March 31, 2022, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three months ended March 31, 2022 and 2021.

Residential Mortgage Loan Servicing

As of March 31, 2022, we serviced $605.1 million in residential mortgage loans for others compared to $608.2 million as of December 31, 2021. We carried a servicing asset, net of amortization, of $6.9 million and $7.7 million at March 31, 2022 and December 31, 2021, respectively. Amortization relating to the mortgage loan servicing asset was $1.3 million for the three months ended March 31, 2022 compared to $1.5 million for the same period in 2021. During the three months ended March 31, 2022, we recorded a fair value impairment recovery of $75,000 on our mortgage servicing asset compared to a $200,000 fair value impairment recovery recorded for the same period in 2021. See Note 5 of our consolidated financial statements as of March 31, 2022, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three months ended March 31, 2022 and 2021.

Asset Quality

Nonperforming Loans

Asset quality remained relatively strong during the first quarter of 2022. Nonperforming loans were $12.4 million at March 31, 2022 compared to $11.8 million at December 31, 2021. The increase from December 31, 2021 to March 31, 2022 was primarily attributable to a $747,000 increase in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2022 and year ended December 31, 2021.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. Nonaccrual loans at March 31, 2022 comprised of $3.5 million of commercial real estate loans, $152,000 in commercial and industrial loans and $5.9 million in residential real estate loans. Nonaccrual loans at December 31, 2021 comprised of $3.7 million in commercial real estate loans, $152,000 in commercial and industrial loans, and $4.9 million in residential real estate loans.

(Dollars in thousands)	March 31, 2022	December 31, 2021
Nonaccrual loans	$9,506	$8,759
Past due loans 90 days or more and still accruing	—	342
Accruing troubled debt restructured loans	2,901	2,697
Total nonperforming loans	12,407	11,798
Foreclosed real estate	3,562	3,618
Total nonperforming assets	$15,969	$15,416
Nonperforming loans to gross loans	0.49%	0.47%
Nonperforming assets to total assets	0.51%	0.50%
Allowance for loan losses to nonperforming loans	134.39%	143.69%

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings. As of March 31, 2022, we had one non-SBA commercial loan with an outstanding balance of $6.6 million under an approved payment deferral. As of December 31, 2021, we had two non-SBA commercial loans with outstanding balances of $8.1 million who were under approved payment deferrals. As of March 31, 2022, we had three SBA loans under approved payment deferrals with outstanding gross loan balances totaling $5.5 million ($1.4 million unguaranteed book balance). As of December 31, 2021, we had approved payment deferrals for four SBA loans with outstanding gross loan balances totaling $6.5 million ($1.6 million unguaranteed book balance). We had no residential mortgages under approved payment deferrals as of March 31, 2022 and December 31, 2021. See Notes 1 and 3 of our consolidated financial statements as of March 31, 2022, included elsewhere in this Form 10-Q, for more information regarding accounting treatment of loan modifications as a response to COVID-19.

Allowance for Loan Losses

The allowance for loan losses was $16.7 million at March 31, 2022 compared to $17.0 million at December 31, 2021, a decrease of $278,000 or 1.6%. The decrease was mainly due to a charge off on a commercial and industrial loans coupled with minimal loan growth compared to the same period in 2021. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended March 31,
(Dollars in thousands )	2022	2021
Balance, beginning of period	$16,952	$10,135
Charge-offs:
Construction and development	—	—
Commercial real estate	—	—
Commercial and industrial	390	4
Residential real estate	—	—
Consumer and other	—	—
Total charge-offs	390	4
Recoveries:
Construction and development	—	—
Commercial real estate	2	3
Commercial and industrial	1	—
Residential real estate	—	—
Consumer and other	5	2
Total recoveries	8	5
Net charge-offs/(recoveries)	382	(1)
Provision for loan losses	104	1,599
Balance, end of period	$16,674	$11,735
Total loans at end of period	$2,518,351	$1,873,952
Average loans(1)	2,533,254	1,753,691
Net charge-offs to average loans	0.06%	0.00%
Allowance for loan losses to total loans	0.66%	0.63%
(1)	Excludes loans held for sale.

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2022.

Deposits

Total deposits increased $119.1 million, or 5.3%, to $2.38 billion at March 31, 2022 compared to $2.26 billion at December 31, 2021. The increase was primarily due to the $23.2 million increase in noninterest-bearing demand deposits, $129.7 million increase in money market accounts, $29.9 million increase in interest-bearing demand deposits, and a $799,000 increase in savings accounts, offset by a $64.5 million decrease in time deposits. The increase in money market accounts was partially due to the increase of $21.8 million in brokered money market balances during the three months ended March 31, 2022. As of March 31, 2022 and December 31, 2021, 25.8% and 26.2% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 74.2% and 73.8%, respectively, of interest-bearing deposit accounts.

We had $458.5 million of brokered deposits, or 19.2% of total deposits, at March 31, 2022 compared to $425.1 million, or 18.8% of total deposits, at December 31, 2021. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022		2021
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$588,343	—%	$483,691	—%
Interest-bearing demand deposits	155,418	0.15	67,424	0.20
Savings and money market deposits	705,643	0.31	316,276	0.37
Brokered money market deposits	411,949	0.14	242,804	0.10
Time deposits	441,228	0.37	491,913	0.50
Total interest-bearing deposits	1,714,238	0.27	1,118,417	0.36
Total deposits	$2,302,581	0.20	$1,602,108	0.25

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At March 31, 2022 and December 31, 2021, we had maximum borrowing capacity from the FHLB of $933.5 million and $826.9 million, respectively. At March 31, 2022 and December 31, 2021, we had $380.0 million and $500.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at March 31, 2022 and December 31, 2021. We did not have any advances outstanding under these agreements as of March 31, 2022 and December 31, 2021.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of March 31, 2022 and December 31, 2021, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the FRB’s discount window in the amount of $10.0 million with no borrowings outstanding as of March 31, 2022 and December 31, 2021. The FRB discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $32.4 million as of March 31, 2022.

At March 31, 2022 and December 31, 2021, we had $380.0 million and $500.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $553.5 million and $326.9 million of additional borrowing availability with the FHLB as of March 31, 2022 and December 31, 2021, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2022 and December 31, 2021. As of December 31, 2021, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2021 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	March 31, 2022	December 31, 2021	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	18.22%	17.77%	8.00%	10.50%	N/A
Bank	17.65%	17.18%	8.00	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	17.24%	16.76%	6.00%	8.50%	N/A
Bank	16.68%	16.17%	6.00	8.50	8.00%
CETI capital (to risk-weighted assets)
Consolidated	17.24%	16.76%	4.50%	7.00%	N/A
Bank	16.68%	16.17%	4.50	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	9.46%	9.44%	4.00%	4.00%	N/A
Bank	9.15%	9.11%	4.00	4.00	5.00%

Dividends

On April 20, 2022, the Company declared a cash dividend of $0.15 per share, payable on May 13, 2022, to common shareholders of record as of May 4, 2022. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of March 31, 2022, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2022 and December 31, 2021 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-100	+200	-100
March 31, 2022	(3.40)%	0.40%	(3.10)%	(5.40)%
December 31, 2021	(3.60)%	(1.20)%	(8.70)%	(10.30)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
March 31, 2022	(9.70)%	(5.60)%	(2.00)%	(4.60)%
December 31, 2021	(8.90)%	(3.60)%	(0.20)%	(11.90)%

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

In addition to interest rate risk, the COVID-19 (and the variants thereof) pandemic and the potential for future stay-at-home and self-distancing mandates will likely expose us to additional market value risk if implemented. Protracted closures, furloughs and lay-offs have curtailed economic activity, and will likely continue to curtail economic activity and could result in lower fair values for collateral in our loan portfolio if reimplemented in response to COVID-19.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2022 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2021 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2021 Form 10-K.

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

METROCITY BANKSHARES, INC.

Date: May 6, 2022	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: May 6, 2022	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer