Form 10-Q
period 2022-09-30
MetroCity Bankshares, Inc.
filed 2022-11-04
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, the registrant had 25,308,824 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

September 30, 2022

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets:
Cash and due from banks	$164,054	$432,523
Federal funds sold	15,669	8,818
Cash and cash equivalents	179,723	441,341
Equity securities	10,452	11,386
Securities available for sale	19,978	25,733
Loans held for sale	—	—
Loans, less allowance for loan losses of $14,982 and $16,952, respectively	2,963,336	2,488,118
Accrued interest receivable	11,732	11,052
Federal Home Loan Bank stock	15,619	19,701
Premises and equipment, net	13,664	13,068
Operating lease right-of-use asset	8,835	9,338
Foreclosed real estate, net	4,328	3,618
SBA servicing asset	8,324	10,234
Mortgage servicing asset, net	4,975	7,747
Bank owned life insurance	68,697	59,437
Other assets	38,776	5,385
Total assets	$3,348,439	$3,106,158

Liabilities:
Deposits:
Non-interest-bearing demand	$602,246	$592,444
Interest-bearing	1,968,607	1,670,576
Total deposits	2,570,853	2,263,020

Federal Home Loan Bank advances	375,000	500,000
Other borrowings	396	459
Operating lease liability	9,303	9,861
Accrued interest payable	1,489	204
Other liabilities	42,369	42,391
Total liabilities	$2,999,410	$2,815,935

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,370,417 and 25,465,236 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	254	255
Additional paid-in capital	48,914	51,559
Retained earnings	279,475	238,577
Accumulated other comprehensive income (loss)	20,386	(168)
Total shareholders' equity	349,029	290,223
Total liabilities and shareholders' equity	$3,348,439	$3,106,158

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest and dividend income:
Loans, including fees	$37,263	$29,127	$101,032	$77,355
Other investment income	1,011	196	2,214	525
Federal funds sold	23	1	29	4
Total interest income	38,297	29,324	103,275	77,884

Interest expense:
Deposits	6,964	968	10,487	2,879
FHLB advances and other borrowings	1,545	167	2,127	457
Total interest expense	8,509	1,135	12,614	3,336

Net interest income	29,788	28,189	90,661	74,548

Provision for loan losses	(1,703)	2,579	(1,599)	6,383

Net interest income after provision for loan losses	31,491	25,610	92,260	68,165

Noninterest income:
Service charges on deposit accounts	509	446	1,508	1,230
Other service charges, commissions and fees	2,676	4,147	8,482	11,422
Gain on sale of residential mortgage loans	—	—	2,017	—
Mortgage servicing income, net	(358)	132	(262)	(659)
Gain on sale of SBA loans	500	3,358	2,068	8,057
SBA servicing income, net	1,330	1,212	1,897	5,250
Other income	444	237	1,700	1,012
Total noninterest income	5,101	9,532	17,410	26,312

Noninterest expense:
Salaries and employee benefits	7,756	8,679	22,781	22,293
Occupancy and equipment	1,167	1,295	3,594	3,822
Data processing	270	257	808	848
Advertising	158	131	434	393
Other expenses	3,337	2,749	10,369	8,556
Total noninterest expense	12,688	13,111	37,986	35,912

Income before provision for income taxes	23,904	22,031	71,684	58,565
Provision for income taxes	7,011	5,149	19,262	14,309
Net income available to common shareholders	$16,893	$16,882	$52,422	$44,256

Earnings per share:
Basic	$0.66	$0.66	$2.06	$1.73
Diluted	$0.66	$0.66	$2.04	$1.71

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$16,893	$16,882	$52,422	$44,256

Other comprehensive gain (loss):

Unrealized holding losses on securities available for sale	(893)	(11)	(3,707)	(53)
Net changes in fair value of cash flow hedges	19,332	(200)	31,113	(200)
Tax effect	(4,610)	54	(6,852)	65

Other comprehensive gain (loss)	13,829	(157)	20,554	(188)

Comprehensive income	$30,722	$16,725	$72,976	$44,068

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, July 1, 2022	25,451,125	$255	$49,831	$266,426	$6,557	$323,069
Net income	—	—	—	16,893	—	16,893
Stock based compensation expense	—	—	689	—	—	689
Repurchase of common stock	(80,708)	(1)	(1,606)	—	—	(1,607)
Other comprehensive income	—	—	—	—	13,829	13,829
Dividends declared on common stock ($0.15 per share)	—	—	—	(3,844)	—	(3,844)
Balance, September 30, 2022	25,370,417	$254	$48,914	$279,475	$20,386	$349,029

Balance, July 1, 2021	25,578,668	$256	$52,924	$210,910	$164	$264,254
Net income	—	—	—	16,882	—	16,882
Stock based compensation expense	—	—	378	—	—	378
Repurchase of common stock	(113,432)	(1)	(2,121)	—	—	(2,122)
Other comprehensive loss	—	—	—	—	(157)	(157)
Dividends declared on common stock ($0.12 per share)	—	—	—	(3,081)	—	(3,081)
Balance, September 30, 2021	25,465,236	$255	$51,181	$224,711	$7	$276,154

Nine Months Ended:
Balance, January 1, 2022	25,465,236	$255	$51,559	$238,577	$(168)	$290,223
Net income	—	—	—	52,422	—	52,422
Stock based compensation expense	—	—	1,242	—	—	1,242
Vesting of restricted stock	101,097	1	(1)	—	—	—
Repurchase of common stock	(195,916)	(2)	(3,886)	—	—	(3,888)
Other comprehensive income	—	—	—	—	20,554	20,554
Dividends declared on common stock ($0.45 per share)	—	—	—	(11,524)	—	(11,524)
Balance, September 30, 2022	25,370,417	$254	$48,914	$279,475	$20,386	$349,029

Balance, January 1, 2021	25,674,573	$257	$55,674	$188,705	$195	$244,831
Net income	—	—	—	44,256	—	44,256
Stock based compensation expense	—	—	1,049	—	—	1,049
Vesting of restricted stock	101,472	1	(1)	—	—	—
Repurchase of common stock	(310,809)	(3)	(5,541)	—	—	(5,544)
Other comprehensive loss	—	—	—	—	(188)	(188)
Dividends declared on common stock ($0.32 per share)	—	—	—	(8,250)	—	(8,250)
Balance, September 30, 2021	25,465,236	$255	$51,181	$224,711	$7	$276,154

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net income	$52,422	$44,256
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,665	2,173
Provision for loan losses	(1,599)	6,383
Stock based compensation expense	1,242	1,049
Unrealized losses recognized on equity securities	934	7
Loss on sale of foreclosed real estate	15	93
Proceeds from sales of residential real estate loans	96,932	—
Gain on sale of residential mortgages	(2,017)	—
Origination of SBA loans held for sale	(32,077)	(95,764)
Proceeds from sales of SBA loans held for sale	34,145	103,821
Gain on sale of SBA loans	(2,068)	(8,057)
Increase in cash value of bank owned life insurance	(1,260)	(755)
Increase in accrued interest receivable	(680)	(66)
Decrease (increase) in SBA servicing rights	1,910	(1,273)
Decrease in mortgage servicing rights	2,772	4,398
Increase in other assets	(9,175)	(87)
Increase (decrease) in accrued interest payable	1,285	(14)
Decrease in other liabilities	(1,839)	(1,271)
Net cash flow provided by operating activities	143,607	54,893

Cash flow from investing activities:
Purchases of securities available for sale	—	(1,034)
Purchases of equity securities	—	(1,000)
Proceeds from maturities, calls or paydowns of securities available for sale	1,992	2,539
Redemption (purchase) of Federal Home Loan Bank stock	4,082	(6,054)
Increase in loans, net	(569,300)	(732,246)
Purchases of premises and equipment	(1,429)	(333)
Proceeds from sales of foreclosed real estate owned	41	189
Purchase of bank owned life insurance	(8,000)	(22,500)
Net cash flow used by investing activities	(572,614)	(760,439)

Cash flow from financing activities:
Dividends paid on common stock	(11,493)	(8,232)
Repurchases of common stock	(3,888)	(5,544)
Increase in deposits, net	307,833	631,938
Decrease in other borrowings, net	(63)	(15)
Proceeds from Federal Home Loan Bank advances	475,000	270,000
Repayments of Federal Home Loan Bank advances	(600,000)	(80,000)
Net cash flow provided by financing activities	167,389	808,147

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021

Net change in cash and cash equivalents	(261,618)	102,601
Cash and cash equivalents at beginning of period	441,341	150,688

Cash and cash equivalents at end of period	$179,723	$253,289

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$94,915	$—

Transfer of loan principal to foreclosed real estate, net of write-downs	$766	$812

Initial recognition of operating lease right-of-use assets	$1,273	$560

Initial recognition of operating lease liabilities	$1,273	$560

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$11,329	$3,350

Income taxes	$23,432	$17,932

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Operating results for the three and nine month period ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Company’s 2021 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first nine months of 2022 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2022. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2022 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. Adoption is effective for interim and annual reporting periods beginning after December 15, 2022. Early adoption is permitted; however, we plan to adopt ASU 2016-13 on January 1, 2023. The Company is using a software solution supported by a third-party vendor in developing an expected credit loss model compliant with ASU 2016-13. The Company contracted with a third-party vendor to assist with our CECL implementation and to help establish the necessary policies and procedures to be fully compliant with ASU 2016-13. The Company has made all critical policy elections and run parallel calculations for the previous two quarters. The Company is also currently having its CECL model validated by an independent third party. We will continue to evaluate the impact of this new accounting standard through its effective date.

The Company has further evaluated other Accounting Standards Updates issued during 2022 to date but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$5,685	$—	$—	$5,685
States and political subdivisions	8,133	—	(1,842)	6,291
Mortgage-backed GSE residential	9,814	—	(1,812)	8,002
Total	$23,632	$—	$(3,654)	$19,978

	December 31, 2021
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$6,949	$—	$—	$6,949
States and political subdivisions	8,169	203	(11)	8,361
Mortgage-backed GSE residential	10,562	11	(150)	10,423
Total	$25,680	$214	$(161)	$25,733

The amortized costs and estimated fair values of investment securities available for sale at September 30, 2022 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	6,547	6,505
Due after five years but less than ten years	380	365
Due in more than ten years	6,891	5,106
Mortgage-backed GSE residential	9,814	8,002
Total	$23,632	$19,978

There were no securities pledged as of September 30, 2022 and December 31, 2021 to secure public deposits and repurchase agreements. There were no securities sold during the three and nine months ended September 30, 2022 and 2021.

Information pertaining to securities with gross unrealized losses at September 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	September 30, 2022
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$1,252	$4,690	$590	$1,601
Mortgage-backed GSE residential	1,811	8,000	1	2
Total	$3,063	$12,690	$591	$1,603

	December 31, 2021
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$11	$2,201	$—	$—
Mortgage-backed GSE residential	150	9,530	—	—
Total	$161	$11,731	$—	$—

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

At September 30, 2022, the twenty securities available for sale with an unrealized loss have depreciated 20.36% from the Company’s amortized cost basis. Three of these securities have been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized loss on eleven investments in state and political subdivision bonds relate to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Because the Company does not plan to sell these investments, and because it is not more likely than not that the Company will be required to sell these investments before the recovery of the par value, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at September 30, 2022.

Mortgage-backed GSE residential. The Company’s unrealized loss on nine investments in residential GSE mortgage-backed securities was caused by interest rate increases. The contractual cash flows of the investment are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the security would not be settled at a price less than the amortized cost base of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell the investment, and because it is not more likely than not that the Company will be required to sell the investment before recovery of their amortized cost base, which may be maturity, management does not consider this investment to be other-than-temporarily impaired at September 30, 2022.

Equity Securities

As of September 30, 2022 and December 31, 2021, the Company had equity securities with carrying values totaling $10.5 million and $11.4 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three and nine months ended September 30, 2022, we recognized an unrealized loss of $327,000 and $934,000, respectively, in net income on our equity securities. During the three and nine months ended September 30, 2021, we recognized an unrealized loss of $7,000 in net income on our equity securities. The unrealized loss is recorded in Other Expenses on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Construction and development	$51,300	$38,857
Commercial real estate	608,700	520,488
Commercial and industrial	52,693	73,072
Residential real estate	2,274,679	1,879,012
Consumer and other	198	79
Total loans receivable	2,987,570	2,511,508
Unearned income	(9,252)	(6,438)
Allowance for loan losses	(14,982)	(16,952)
Loans, net	$2,963,336	$2,488,118

Included in the commercial and industrial loans are Paycheck Protection Program (“PPP”) loans totaling $1.6 million and $31.0 million as of September 30, 2022 and December 31 2021, respectively.

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

A summary of changes in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Three Months Ended September 30, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$140	$3,539	$4,219	$8,678	$6	$96	$16,678
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	1	6	—	—	—	7
Provision	24	(510)	(1,970)	845	4	(96)	(1,703)
Ending balance	$164	$3,030	$2,255	$9,523	$10	$—	$14,982

	Three Months Ended September 30, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$211	$7,162	$599	$5,888	$—	$—	$13,860
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	4	—	—	2	—	6
Provision	19	(3,246)	4,601	1,207	(2)	—	2,579
Ending balance	$230	$3,920	$5,200	$7,095	$—	$—	$16,445

	Nine Months Ended September 30, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Charge-offs	—	—	(390)	—	—	—	(390)
Recoveries	—	5	9	—	5	—	19
Provision	64	(1,121)	(2,353)	1,806	5	—	(1,599)
Ending balance	$164	$3,030	$2,255	$9,523	$10	$—	$14,982

	Nine Months Ended September 30, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Charge-offs	—	(26)	(64)	—	—	—	(90)
Recoveries	—	10	—	—	7	—	17
Provision	52	(1,225)	4,826	2,745	(15)	—	6,383
Ending balance	$230	$3,920	$5,200	$7,095	$—	$—	$16,445

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$113	$459	$—	$—	$—	$572
Collectively evaluated for impairment	164	2,917	1,796	9,523	10	—	14,410
Total ending allowance balance	$164	$3,030	$2,255	$9,523	$10	$—	$14,982
Loans:
Individually evaluated for impairment	$—	$22,532	$1,141	$4,464	$—	$—	$28,137
Collectively evaluated for impairment	51,205	584,021	51,502	2,263,255	198	—	2,950,181
Total ending loans balance	$51,205	$606,553	$52,643	$2,267,719	$198	$—	$2,978,318

	December 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$242	$434	$—	$—	$—	$676
Collectively evaluated for impairment	100	3,904	4,555	7,717	—	—	16,276
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Loans:
Individually evaluated for impairment	$—	$6,395	$565	$4,889	$—	$—	$11,849
Collectively evaluated for impairment	38,567	512,253	71,419	1,870,903	—	79	2,493,221
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$38,567	$518,648	$71,984	$1,875,792	$—	$79	$2,505,070

Impaired loans as of September 30, 2022 and December 31, 2021, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
September 30, 2022	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	22,532	22,520	741	23,261	113
Commercial and industrial	1,141	180	1,015	1,195	459
Residential real estate	4,464	4,464	—	4,464	—
Total	$28,137	$27,164	$1,756	$28,920	$572

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,395	5,451	957	6,408	242
Commercial and industrial	565	25	585	610	434
Residential real estate	4,889	4,889	—	4,889	—
Total	$11,849	$10,365	$1,542	$11,907	$676

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the three and nine months ended September 30, 2022 and 2021, by portfolio segment, are summarized in the tables below.

	Three Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$—	$—
Commercial real estate	22,978	184	4,457	45
Commercial and industrial	1,147	44	234	3
Residential real estate	5,350	20	4,963	13
Total	$29,475	$248	$9,654	$61

	Nine Months Ended September 30,
	2022		2021
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$—	$—
Commercial real estate	13,153	346	5,303	202
Commercial and industrial	679	50	268	9
Residential real estate	5,340	51	6,147	30
Total	$19,172	$447	$11,718	$241

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of September 30, 2022 and December 31, 2021:

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
September 30, 2022	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$51,205	$—	$—	$—	$—	$51,205
Commercial real estate	592,912	538	—	538	13,103	606,553
Commercial and industrial	52,126	384	—	384	133	52,643
Residential real estate	2,259,963	3,292	—	3,292	4,464	2,267,719
Consumer and other	198	—	—	—	—	198
Total	$2,956,404	$4,214	$—	$4,214	$17,700	$2,978,318

			Accruing	Total		Total
(Dollars in thousands)			Greater than	Accruing		Financing
December 31, 2021	Current	30-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$38,567	$—	$—	$—	$—	$38,567
Commercial real estate	514,179	752	—	752	3,717	518,648
Commercial and industrial	70,702	788	342	1,130	152	71,984
Residential real estate	1,859,615	11,287	—	11,287	4,890	1,875,792
Consumer and other	79	—	—	—	—	79
Total	$2,483,142	$12,827	$342	$13,169	$8,759	$2,505,070

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk. There are six loan risk ratings (grades 1-6) included in loans rated Pass.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
September 30, 2022	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$51,205	$578,918	$46,757	$2,260,638	$198	$2,937,716
Special Mention	—	5,386	5,611	—	—	10,997
Substandard	—	22,249	275	7,081	—	29,605
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$51,205	$606,553	$52,643	$2,267,719	$198	$2,978,318

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2021	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$38,567	$499,135	$64,226	$1,870,902	$79	$2,472,909
Special Mention	—	13,884	7,053	—	—	20,937
Substandard	—	5,629	705	4,890	—	11,224
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,567	$518,648	$71,984	$1,875,792	$79	$2,505,070

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

TDRs as of September 30, 2022 and December 31, 2021 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
September 30, 2022	Accruing	Nonaccrual	Total
Commercial real estate	$9,429	$233	$9,662
Commercial and industrial	1,008	—	1,008
Total	$10,437	$233	$10,670

(Dollars in thousands)
December 31, 2021	Accruing	Nonaccrual	Total
Commercial real estate	$2,678	$479	$3,157
Commercial and industrial	20	—	20
Total	$2,698	$479	$3,177

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company allocated a specific reserve of $572,000 and $242,000 as of September 30, 2022 and December 31, 2021, respectively, and recognized no partial charge offs on the TDR loans described above during the three and nine months ended September 30, 2022 and 2021. No TDRs defaulted during the three and nine months ended September 30, 2022 and 2021.

During the nine months ended September 30, 2022, we modified two commercial real estate loans and three commercial and industrial loans as trouble debt restructurings. The total recorded investment in these modified loans were $7.6 million as of September 30, 2022. We did not modify any loans as a troubled debt restructuring during the three months ended September 30, 2022 or the year ended December 31, 2021. At September 30, 2022, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled debt restructurings.

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

(Dollars in thousands)	September 30,	December 31,
Type of Concession	2022	2021
Deferral of payments	$10,652	$488
Extension of maturity date	18	2,689
Total TDR loans	$10,670	$3,177

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	7	$10,391	4	$3,170
Commercial and industrial	4	1,061	1	20
Total	11	$11,452	5	$3,190

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

As of September 30, 2022, no loans were under approved payment deferrals.  As of December 31, 2021, non-Small Business Administration (“SBA”) commercial loans and SBA loans with outstanding balances $8.1 million and $6.5 million ($1.6 million unguaranteed book balance), respectively, were under approved payment deferrals. No residential mortgages were under approved payment deferrals as of December 31, 2021.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of September 30, 2022 and December 31, 2021, the unpaid principal balances of serviced loans totaled $489.1 million and $543.0 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Beginning of period	$8,062	$10,983	$10,091	$9,488
Change in fair value	73	(228)	(1,956)	1,267
End of period, fair value	$8,135	$10,755	$8,135	$10,755

Fair value at September 30, 2022 and December 31, 2021 was determined using discount rates ranging from 6.32% to 14.23% and 7.57% to 12.25%, respectively, and prepayment speeds ranging from 13.39% to 17.40% and 14.43% to 17.12%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $189,000 and $143,000 at September 30, 2022 and December 31, 2021, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at September 30, 2022 and December 31, 2021 was $550.6 million and $608.2 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mortgage loan servicing rights:	2022	2021	2022	2021
Beginning of period	$6,090	$9,529	$7,747	$12,991
Additions	—	—	760	—
Amortization expense	(1,115)	(1,356)	(3,695)	(4,415)
Valuation allowance	—	420	163	17
End of period, carrying value	$4,975	$8,593	$4,975	$8,593

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Valuation allowance:	2022	2021	2022	2021
Beginning balance	$—	$1,044	$163	$641
Additions expensed	—	—	—	603
Reductions credited to operations	—	(420)	(163)	(620)
Direct write-downs	—	—	—	—
Ending balance	$—	$624	$—	$624

The fair value of servicing rights was $7.6 million and $7.9 million at September 30, 2022 and December 31, 2021, respectively. Fair value at September 30, 2022 was determined by using a discount rate of 12.56%, prepayment speeds of 18.43%, and a weighted average default rate of 1.30%. Fair value at December 31, 2021 was determined using a discount rate of 13.50%, prepayment speeds of 21.79%, and a weighted average default rate of 1.22%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2022 and December 31, 2021 are summarized as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Convertible advance maturing August 6, 2029; fixed rate of 0.85%	$—	$20,000
Convertible advance maturing November 7, 2029; fixed rate of 0.68%	—	30,000
Convertible advance maturing December 5, 2029; fixed rate of 0.75%	—	10,000
Convertible advance maturing February 1, 2030; fixed rate of 0.59%	—	20,000
Convertible advance maturing August 18, 2031; fixed rate of 0.025%	—	50,000
Convertible advance maturing October 7, 2031; fixed rate of 0.01%	—	50,000
Convertible advance maturing October 8, 2031; fixed rate of 0.01%	—	50,000
Convertible advance maturing October 20, 2031; fixed rate of 0.01%	—	150,000
Convertible advance maturing December 17, 2031; fixed rate of 0.01%	—	50,000
Convertible advance maturing December 23, 2031; fixed rate of 0.01%	—	50,000
Convertible advance maturing December 30, 2031; fixed rate of 0.01%	—	20,000
Convertible advance maturing June 16, 2032; fixed rate of 1.675%	50,000	—
Convertible advance maturing June 16, 2032; fixed rate of 1.905%	50,000	—
Convertible advance maturing June 23, 2032; fixed rate of 1.950%	100,000	—
Convertible advance maturing August 6, 2032; fixed rate of 1.892%	100,000	—
Convertible advance maturing May 12, 2037; fixed rate of 1.135%	75,000	—
Total FHLB advances	$375,000	$500,000

The FHLB advances outstanding at September 30, 2022 all have a conversion feature that allows the FHLB to call the advances every six months ($50.0 million), nine months ($225.0 million) or one year ($100.0 million). At September 30, 2022, the Company had maximum borrowing capacity from the FHLB of $949.0 million based on the value of residential real estate loans pledged as collateral.

At September 30, 2022, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at September 30, 2022.

At September 30, 2022, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $32.7 million as of September 30, 2022. There were no outstanding borrowings on this line as of September 30, 2022.

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

The sold portion of SBA loans that have an interest only strip are considered secured borrowings and are included in other borrowings. Secured borrowings at September 30, 2022 and December 31, 2021 were $396,000 and $459,000, respectively.

NOTE 7 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through August 2032. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (“ROU”) asset and lease liability. None of our leases included options to terminate the lease and none had initial terms of 12 months or less (i.e. short-term leases).

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

The components of lease cost for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Operating lease cost	$480	$561	$1,496	$1,669
Variable lease cost	43	40	130	125
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$523	$601	$1,626	$1,794

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
September 30, 2023	$2,028
September 30, 2024	1,902
September 30, 2025	1,736
September 30, 2026	1,479
September 30, 2027	1,230
After September 30, 2027	1,811
Total lease payments	10,186
Less: interest discount	(883)
Present value of lease liabilities	$9,303

Supplemental Lease Information	September 30, 2022
Weighted-average remaining lease term (years)	5.8
Weighted-average discount rate	3.11%

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,420	$1,474
Operating cash flows from operating leases (lease liability reduction)	$1,219	$1,229
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$1,273	$560

NOTE 8 – INTEREST RATE DERIVATIVES

During the third and fourth quarters of 2021 and the first and second quarters of 2022, the Company entered into thirteen separate interest rate swap agreements with notional amounts totaling $725.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements begin in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements begin in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements begin in May 2023 or July 2023. The remaining interest rate swap is a 3-year spot swap where cash settlements began in June 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $29.0 million and $46,000 and an unrealized loss of $0 and $46,000 at September 30, 2022 and December 31, 2021, respectively. These unrealized gains and losses are recorded in Other Assets and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements begin on November 2023. The interest rate cap was designated as a cash flow hedge of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $2.3 million and $321,000 at September 30, 2022 and December 31, 2021, respectively, and are recorded in Other Assets on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At September 30, 2022, there were no cash deposits pledged as collateral by the Company.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

As of or for the
Nine Months Ended
(Dollars in thousands)	September 30, 2022
Notional Amounts	$725,000
Weighted-average pay rate	2.06%
Weighted-average receive rate	1.04%
Weighted-average maturity	4.3 years
Weighted-average remaining maturity	3.7 years
Net interest (expense) income	$(194)

Summary information for the interest rate caps designated as cash flow hedges is as follows:

As of or for the
Nine Months Ended
(Dollars in thousands)	September 30, 2022
Notional Amounts	$50,000
Rate Cap Premiums	619
Cap Rate	2.50%
Weighted-average maturity	5.0 years
Weighted-average remaining maturity	4.1 years
Net interest (expense) income	$(93)

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2022 and December 31, 2021 include:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$40,325	$61,345
Standby letters of credit	$3,894	$4,674

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $40.3 million of unused lines of credit and $3.9 million for standby letters of credit as of September 30, 2022. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of September 30, 2022 and December 31, 2021 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	September 30, 2022
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$5,685	$—	$—	$5,685
States and political subdivisions	6,291	—	6,291	—
Mortgage-backed GSE residential	8,002	—	8,002	—
Total securities available for sale	19,978	—	14,293	5,685

Equity securities	10,452	10,452	—	—
SBA servicing asset	8,135	—	—	8,135
Interest only strip	189	—	—	189
Interest rate derivatives	31,341	—	31,341	—
	$70,095	$10,452	$45,634	$14,009
Nonrecurring fair value measurements:
Impaired loans	$1,054	$—	$—	$1,054	$176

	December 31, 2021
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$6,949	$—	$—	$6,949
States and political subdivisions	8,361	—	8,361	—
Mortgage-backed GSE residential	10,423	—	10,423	—
Total securities available for sale	25,733	—	18,784	6,949

Equity securities	11,386	11,386	—	—
SBA servicing asset	10,091	—	—	10,091
Interest only strip	143	—	—	143
Interest rate derivatives	367	—	367	—
	$47,720	$11,386	$19,151	$17,183
Nonrecurring fair value measurements:
Impaired loans	$947	$—	$—	$947	$(7)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$46	$—	$46	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2022 and 2021:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, July 1, 2022	$5,900	$8,062	$154	$—
Total gains included in income	—	73	35	—
Settlements	—	—	—	—
Prepayments/paydowns	(215)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2022	$5,685	$8,135	$189	$—

Fair value, July 1, 2021	$7,209	$10,983	$172	$—
Total losses included in income	—	(228)	(11)	—
Settlements	—	—	—	—
Prepayments/paydowns	(63)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2021	$7,146	$10,755	$161	$—

Nine Months Ended:
Fair value, January 1, 2022	$6,949	$10,091	$143	$—
Total (losses)/gains included in income	—	(1,956)	46	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,264)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2022	$5,685	$8,135	$189	$—

Fair value, January 1, 2021	$9,306	$9,488	$155	$—
Total gains included in income	—	1,267	6	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,160)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2021	$7,146	$10,755	$161	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at September 30, 2022 and December 31, 2021:

	Valuation	Unobservable	General
	Technique	Input	Range
September 30, 2022:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	13.39%-17.40%
		Discount rate	6.32%-14.23%
Nonrecurring:
Impaired loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2021:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	0%-3%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	14.43%-17.12%
		Discount rate	7.57%-12.25%
Nonrecurring:
Impaired Loans	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021 are as follows:

	Carrying	Estimated Fair Value at September 30, 2022
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$179,723	$—	$179,723	$—	$179,723
Investment securities	30,430	10,452	14,293	5,685	30,430
FHLB stock	15,619	—	—	—	N/A
Loans, net	2,963,336	—	—	2,941,704	2,941,704
Accrued interest receivable	11,732	—	62	11,670	11,732
SBA servicing assets	8,135	—	—	8,135	8,135
Interest only strips	189	—	—	189	189
Mortgage servicing assets	4,975	—	—	7,608	7,608
Interest rate derivatives	31,341	—	31,341	—	31,341
Financial Liabilities:
Deposits	2,570,853	—	2,561,855	—	2,561,855
Federal Home Loan Bank advances	375,000	—	377,063	—	377,063
Other borrowings	396	—	396	—	396
Accrued interest payable	1,489	—	1,489	—	1,489

	Carrying	Estimated Fair Value at December 31, 2021
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$441,341	$—	$441,341	$—	$441,341
Investment securities	37,119	11,386	18,784	6,949	37,119
FHLB stock	19,701	—	—	—	N/A
Loans, net	2,488,118	—	—	2,561,269	2,561,269
Accrued interest receivable	11,052	—	100	10,952	11,052
SBA servicing asset	10,091	—	—	10,091	10,091
Interest only strips	143	—	—	143	143
Mortgage servicing assets	7,747	—	—	7,937	7,937
Interest rate derivatives	367	—	367	—	367
Financial Liabilities:
Deposits	2,263,020	—	2,263,246	—	2,263,246
Federal Home Loan Bank advances	500,000	—	501,450	—	501,450
Other borrowings	459	—	459	—	459
Accrued interest payable	204	—	204	—	204
Interest rate derivatives	46	—	46	—	46

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of September 30, 2022, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2022 and December 31, 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of September 30, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$335,300	16.94%	207,839	10.5%	N/A	N/A
Bank	329,625	16.65%	207,821	10.5	197,924	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	320,318	16.18%	168,251	8.5%	N/A	N/A
Bank	314,643	15.90%	168,236	8.5	158,339	8.0%
Common Tier 1 (CET1)
Consolidated	320,318	16.18%	138,560	7.0%	N/A	N/A
Bank	314,643	15.90%	138,547	7.0	128,651	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	320,318	9.90%	129,443	4.0%	N/A	N/A
Bank	314,643	9.73%	129,414	4.0	161,768	5.0%
As of December 31, 2021:
Total Capital (to Risk Weighted Assets)
Consolidated	$297,108	17.77%	175,564	10.5%	N/A	N/A
Bank	287,258	17.18%	175,525	10.5	167,166	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	280,156	16.76%	142,123	8.5%	N/A	N/A
Bank	270,306	16.17%	142,091	8.5	133,733	8.0%
Common Tier 1 (CET1)
Consolidated	280,156	16.76%	117,043	7.0%	N/A	N/A
Bank	270,306	16.17%	117,016	7.0	108,658	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	280,156	9.44%	118,682	4.0%	N/A	N/A
Bank	270,306	9.11%	118,667	4.0	148,333	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At September 30, 2022, 240,000 stock options had been granted and 585,444 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2022 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2022	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2022	240,000	$12.70

The Company recognized no compensation expense for stock options during the three and nine months ended September 30, 2022 or the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company recognized compensation expense for stock options of $238,000. As of both September 30, 2022 and December 31, 2021, there was $0 of total unrecognized compensation cost related to options granted under the 2018 Incentive Plan. As of September 30, 2022, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the nine months ended September 30, 2022 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2022	134,703	$13.86
Granted	143,793	20.31
Vested	(101,097)	15.86
Forfeited	—	—
Nonvested at September 30, 2022	177,399	$17.95

During the three months ended September 30, 2022 and 2021, the Company recognized compensation expense for restricted stock of $689,000 and $378,000, respectively. During the nine months ended September 30, 2022 and 2021, the Company recognized compensation expense for restricted stock of $1.2 million and $811,000, respectively. As of September 30, 2022 and December 31, 2021, there was $3.0 million and $1.4 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of September 30, 2022, the cost is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share
Net Income	$16,893	$16,882	$52,422	$44,256

Weighted average common shares outstanding	25,433,307	25,507,814	25,452,398	25,607,986

Basic earnings per common share	$0.66	$0.66	$2.06	$1.73

Diluted earnings per share
Net Income	$16,893	$16,882	$52,422	$44,256

Weighted average common shares outstanding for basic earnings per common share	25,433,307	25,507,814	25,452,398	25,607,986
Add: Dilutive effects of restricted stock and options	268,716	221,229	279,606	197,494

Average shares and dilutive potential common shares	25,702,023	25,729,043	25,732,004	25,805,480

Diluted earnings per common share	$0.66	$0.66	$2.04	$1.71

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and nine months ended September 30, 2022 and 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2021 through September 30, 2022 and on our results of operations for the three and nine months ended September 30, 2022 and 2021. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	business and economic conditions, particularly those affecting the financial services industry and our primary market areas;
●	the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of rising interest rates, supply chain challenges and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;

●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modificaitons, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	changes in interest rate environment, including changes to the federal funds rate, and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”);
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve System (“FRB”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	the continued impact of the COVID-19 pandemic on our business, including the impact of the actions taken by governmental authorities to try and contain the virus or address the impact of the virus on the United States economy (including, without limitations, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act), including the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses;
●	adverse results from current or future litigation, regulatory examinations or other legal and/or regulatory actions related to the COVID-19 pandemic, including as a result of participation in and execution of government programs related to the COVID-19 pandemic, including, but not limited to, the PPP;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the expenses that we will incur to operate as a public company and our inexperience complying with the requirements of being a public company;

●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine), acts of terrorism, natural disasters, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and
●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2021, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1 of our consolidated financial statements as of December 31, 2021 in the Company’s 2021 Form 10-K. As of September 30, 2022, there have been no significant changes to our critical accounting estimates.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of September 30, 2022, we had total assets of $3.35 billion, total loans of $2.98 billion, total deposits of $2.57 billion and total shareholders’ equity of $349.0 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2022 and 2021. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2022	2022	2022	2021	2021	2022	2021
Selected income statement data:
Interest income	$38,297	$33,025	$31,953	$30,857	$29,324	$103,275	$77,884
Interest expense	8,509	2,805	1,300	1,236	1,135	12,614	3,336
Net interest income	29,788	30,220	30,653	29,621	28,189	90,661	74,548
Provision for loan losses	(1,703)	—	104	546	2,579	(1,599)	6,383
Noninterest income	5,101	4,653	7,656	7,491	9,532	17,410	26,312
Noninterest expense	12,688	13,119	12,179	12,512	13,111	37,986	35,912
Income tax expense	7,011	5,654	6,597	6,609	5,149	19,262	14,309
Net income	16,893	16,100	19,429	17,445	16,882	52,422	44,256
Per share data:
Basic income per share	$0.66	$0.63	$0.76	$0.69	$0.66	$2.06	$1.73
Diluted income per share	$0.66	$0.63	$0.76	$0.68	$0.66	$2.04	$1.71
Dividends per share	$0.15	$0.15	$0.15	$0.14	$0.12	$0.45	$0.32
Book value per share (at period end)	$13.76	$12.69	$12.19	$11.40	$10.84	$13.76	$10.84
Shares of common stock outstanding	25,370,417	25,451,125	25,465,236	25,465,236	25,465,236	25,370,417	25,465,236
Weighted average diluted shares	25,702,023	25,729,156	25,719,035	25,720,128	25,729,043	25,732,004	25,805,480
Performance ratios:
Return on average assets	2.07%	2.16%	2.52%	2.33%	2.61%	2.25%	2.59%
Return on average equity	20.56	20.65	26.94	24.80	25.23	22.57	23.09
Dividend payout ratio	22.75	23.85	19.76	20.52	18.24	21.98	18.64
Yield on total loans	5.11	4.95	5.00	4.93	5.16	5.03	5.19
Yield on average earning assets	4.94	4.65	4.34	4.32	4.75	4.65	4.79
Cost of average interest bearing liabilities	1.51	0.56	0.24	0.24	0.28	0.79	0.32
Cost of deposits	1.48	0.55	0.27	0.27	0.28	0.79	0.30
Net interest margin	3.84	4.26	4.16	4.15	4.57	4.08	4.59
Efficiency ratio(1)	36.37	37.62	31.79	33.71	34.76	35.15	35.61
Asset quality data (at period end):

Net charge-offs to average loans held for investment	0.00%	0.00%	0.06%	0.01%	0.00%	0.02%	0.00%
Nonperforming assets to gross loans and OREO	1.09	1.22	0.63	0.61	0.55	1.09	0.55
ALL to nonperforming loans	53.25	54.79	134.39	143.69	189.44	53.25	189.44
ALL to loans held for investment	0.50	0.60	0.66	0.67	0.69	0.50	0.69
Balance sheet and capital ratios:
Gross loans held for investment to deposits	116.21%	115.86%	105.72%	110.98%	112.15%	116.21%	112.15%
Noninterest bearing deposits to deposits	23.43	25.87	25.84	26.18	30.32	23.43	30.32
Common equity to assets	10.42	10.20	9.88	9.34	10.04	10.42	10.04
Leverage ratio	9.90	10.31	9.46	9.44	10.34	9.90	10.34
Common equity tier 1 ratio	16.18	16.70	17.24	16.76	16.61	16.18	16.61
Tier 1 risk-based capital ratio	16.18	16.70	17.24	16.76	16.61	16.18	16.61
Total risk-based capital ratio	16.94	17.60	18.22	17.77	17.64	16.94	17.64
Mortgage and SBA loan data:
Mortgage loans serviced for others	$550,587	$589,500	$605,112	$608,208	$669,358	$550,587	$669,358
Mortgage loan production	255,662	326,973	162,933	237,195	368,790	745,568	958,995
Mortgage loan sales	—	37,928	56,987	—	—	94,915	—
SBA loans serviced for others	489,120	504,894	528,227	542,991	549,818	489,120	549,818
SBA loan production	22,193	21,407	50,689	52,727	85,265	94,289	233,107
SBA loan sales	8,588	—	22,898	30,169	37,984	31,486	94,541
(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Results of Operations

We recorded net income of $16.9 million for the three months ended September 30, 2022 compared to $16.9 million for the same period in 2021, a slight increase of $11,000, or 0.1%. For the nine months ended September 30, 2022, we recorded net income of $52.4 million compared to $44.3 million for the nine months ended September 30, 2021, an increase of $8.1 million, or 18.5%.

Basic and diluted earnings per common share for the three months ended September 30, 2022 was $0.66 compared to $0.66 for both the basic and diluted earnings per common share for the same period in 2021. For the nine months ended September 30, 2022, basic and diluted earnings per common share was $2.06 and $2.04, respectively, compared to $1.73 and $1.71 for the same period a year ago, respectively.

Interest Income

Interest income totaled $38.3 million for the three months ended September 30, 2022, an increase of $9.0 million, or 30.6%, from the three months ended September 30, 2021, primarily due to an increase in average loan balances of $650.7 million. We also recognized PPP fee income of $145,000 during the three months ended September 30, 2022 compared to PPP fee income of $1.9 million during the three months ended September 30, 2021. The increase in average loans is due to an increase of $94.3 million in average commercial real estate loans and an increase of $623.9 million in average residential mortgage loans, offset by a decrease of $15.2 million in average construction and development loans and a decrease of $52.2 million in commercial and industrial loans. As compared to the three months ended September 30, 2021, the yield on average interest-earning assets increased by 19 basis points to 4.94% from 4.75% with the yield on average loans decreasing by five basis points and the yield on average total investments increasing by 183 basis points.

Interest income was $103.3 million for the nine months ended September 30, 2022 compared to $77.9 million for the same period in 2021, an increase of $25.4 million, or 32.6%, primarily due to the increase in average loan balances of $694.7 million. The increase in average loans is due to an increase of $78.7 million in average commercial real estate loans and an increase of $706.3 million in average residential mortgage loans, offset by a decrease of $13.4 million in average construction and development loans and a decrease of $76.9 million in average commercial and industrial loans. As compared to the nine months ended September 30, 2021, the yield on average interest-earning assets decreased by 14 basis points to 4.65% from 4.79% with the yield on average loans decreasing by 16 basis points and the yield on average total investments increasing by 66 basis points.

Interest Expense

Interest expense for the three months ended September 30, 2022 increased $7.4 million, or 649.7%, to $8.5 million compared to interest expense of $1.1 million for the three months ended September 30, 2021, primarily due to a $486.5 million increase in average interest-bearing deposit balances coupled with a 120 basis points increase in deposit costs. The 120 basis points increase in deposit costs included a 151 basis point increase in the yield on average money market deposits and a 77 basis points increase in the yield on average time deposits. Average money market deposits increased by $422.3 million while average time deposits decreased by $6.5 million. Interest expense totaled $12.6 million for the nine months ended September 30, 2022, an increase of $9.3 million, or 278.1%, compared to the same period in 2021, primarily due to a $515.6 million increase in average interest-bearing deposit balances coupled with a 49 basis points increase in deposit costs.

Average borrowings outstanding for the three months ended September 30, 2022 increased by $134.7 million with an increase in rate of 135 basis points compared to the three months ended September 30, 2021. Average borrowings outstanding for the nine months ended September 30, 2022 increased by $221.7 million with an increase in rate of 35 basis points compared to the same period in 2021.

Net Interest Margin

The net interest margin for the three months ended September 30, 2022 decreased by 73 basis points to 3.84% from 4.57% for the three months ended September 30, 2021, primarily due to a 123 basis points increase in the cost of average interest-bearing liabilities of $2.24 billion, offset by a 19 basis point increase in the yield on average interest-earning assets of $3.08 billion. Average earning assets for the three months ended September 30, 2022 increased by $631.2 million from the same period in 2021, primarily due to a $650.7 million increase in average loans. Average interest-bearing liabilities for the three months ended September 30, 2022 increased by $621.2 million from the three months ended September 30, 2021, driven by an increase in average interest-bearing deposits of $486.5 million and an increase in average borrowings of $134.7 million.

The net interest margin for the nine months ended September 30, 2022 decreased by 51 basis points to 4.08% from 4.59% for the nine months ended September 30, 2021, primarily due to a 14 basis point decrease in the yield of average interest-earnings assets of $2.97 billion and a 47 basis points increase in the cost of interest-bearing liabilities of $2.14 billion. Average earning assets increased by $798.9 million, primarily due to a $694.7 million increase in average loans and a $85.9 million increase in average interest-earning cash accounts. Average interest-bearing liabilities increased by $737.3 million, primarily driven by an increase in average interest-bearing deposits of $515.6 million, as well as an increase in average borrowings of $221.7 million.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition  and the shape of the interest rate yield curve. The decline in our net interest margin is primarily the result of our increasing deposit costs.

Average Balances, Interest and Yields

The following tables present, for the three and nine months ended September 30, 2022 and 2021, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended September 30,
	2022			2021
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$151,177	$903	2.37%	$188,296	$111	0.23%
Investment securities	34,792	131	1.49	17,244	86	1.98
Total investments	185,969	1,034	2.21	205,540	197	0.38
Construction and development	38,636	530	5.44	53,871	727	5.35
Commercial real estate	601,370	9,905	6.53	507,039	7,648	5.98
Commercial and industrial	50,605	909	7.13	102,813	2,576	9.94
Residential real estate	2,201,186	25,885	4.67	1,577,276	18,144	4.56
Consumer and other	137	34	98.46	208	32	61.04
Gross loans(2)	2,891,934	37,263	5.11	2,241,207	29,127	5.16
Total earning assets	3,077,903	38,297	4.94	2,446,747	29,324	4.75
Noninterest-earning assets	158,579			123,888
Total assets	3,236,482			2,570,635
Interest-bearing liabilities:
NOW and savings deposits	186,459	338	0.72	115,775	59	0.20
Money market deposits	1,179,954	5,189	1.74	757,654	432	0.23
Time deposits	499,577	1,437	1.14	506,049	477	0.37
Total interest-bearing deposits	1,865,990	6,964	1.48	1,379,478	968	0.28
Borrowings	375,405	1,545	1.63	240,704	167	0.28
Total interest-bearing liabilities	2,241,395	8,509	1.51	1,620,182	1,135	0.28
Noninterest-bearing liabilities:
Noninterest-bearing deposits	599,902			600,388
Other noninterest-bearing liabilities	69,131			84,568
Total noninterest-bearing liabilities	669,033			684,956
Shareholders' equity	326,054			265,497
Total liabilities and shareholders' equity	$3,236,482			$2,570,635
Net interest income		$29,788			$28,189
Net interest spread			3.43			4.47
Net interest margin			3.84			4.57
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30,
	2022			2021
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$247,348	$1,860	1.01%	$161,420	$260	0.22%
Investment securities	35,789	383	1.43	17,493	269	2.06
Total investments	283,137	2,243	1.06	178,913	529	0.40
Construction and development	33,985	1,322	5.20	47,380	1,874	5.29
Commercial real estate	575,664	26,195	6.08	496,957	22,069	5.94
Commercial and industrial	56,772	2,900	6.83	133,703	7,054	7.05
Residential real estate	2,021,332	70,504	4.66	1,315,043	46,254	4.70
Consumer and other	203	111	73.11	187	104	74.36
Gross loans(2)	2,687,956	101,032	5.03	1,993,270	77,355	5.19
Total earning assets	2,971,093	103,275	4.65	2,172,183	77,884	4.79
Noninterest-earning assets	149,157			115,784
Total assets	3,120,250			2,287,967
Interest-bearing liabilities:
NOW and savings deposits	190,390	515	0.36	105,139	158	0.20
Money market deposits	1,144,337	7,706	0.90	651,158	1,143	0.23
Time deposits	443,632	2,266	0.68	506,445	1,578	0.42
Total interest-bearing deposits	1,778,359	10,487	0.79	1,262,742	2,879	0.30
Borrowings	363,170	2,127	0.78	141,435	457	0.43
Total interest-bearing liabilities	2,141,529	12,614	0.79	1,404,177	3,336	0.32
Noninterest-bearing liabilities:
Noninterest-bearing deposits	600,045			548,844
Other noninterest-bearing liabilities	68,144			78,685
Total noninterest-bearing liabilities	668,189			627,529
Shareholders' equity	310,532			256,261
Total liabilities and shareholders' equity	$3,120,250			$2,287,967
Net interest income		$90,661			$74,548
Net interest spread			3.86			4.47
Net interest margin			4.08			4.59
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$92	$700	$792
Investment securities	85	(40)	45
Total investments	177	660	837
Construction and development	(209)	12	(197)
Commercial real estate	1,260	997	2,257
Commercial and industrial	(1,104)	(563)	(1,667)
Residential real estate	7,444	297	7,741
Consumer and Other	4	(2)	2
Gross loans(2)	7,395	741	8,136
Total earning assets	7,572	1,401	8,973
Interest-bearing liabilities:
NOW and savings deposits	56	223	279
Money market deposits	578	4,179	4,757
Time deposits	93	867	960
Total interest-bearing deposits	727	5,269	5,996
Borrowings	140	1,238	1,378
Total interest-bearing liabilities	867	6,507	7,374
Net interest income	$6,705	$(5,106)	$1,599
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$526	$1,074	$1,600
Investment securities	325	(211)	114
Total investments	851	863	1,714
Construction and development	(480)	(72)	(552)
Commercial real estate	3,473	653	4,126
Commercial and industrial	(4,043)	(111)	(4,154)
Residential real estate	25,109	(859)	24,250
Consumer and Other	(1)	8	7
Gross loans(2)	24,058	(381)	23,677
Total earning assets	24,909	482	25,391
Interest-bearing liabilities:
NOW and savings deposits	172	185	357
Money market deposits	1,881	4,682	6,563
Time deposits	(31)	719	688
Total interest-bearing deposits	2,022	5,586	7,608
Borrowings	1,112	558	1,670
Total interest-bearing liabilities	3,134	6,144	9,278
Net interest income	$21,775	$(5,662)	$16,113
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Loan Losses

We recorded a credit provision for loan losses of $1.7 million and $1.6 million during the three and nine months ended September 30, 2022 compared to provision expense of $2.6 million and $6.4 million during the same periods in 2021. The credit provision for loan losses recorded during the three and nine months ended September 30, 2022 was due o the release of additional reserves allocated for the uncertainties in our loan portfolio caused by the ongoing COVID-19 pandemic. The risks associated with some of these uncertainties have declined during the past few quarters as the COVID-19 pandemic continues to pose less and less risk to our borrowers. During the three and nine months ended September 30, 2021, the provision recorded was primarily related to the additional reserves added for the uncertainties caused by the COVID-19 pandemic, as well as the significant growth in our loan portfolio. Our ALL as a percentage of gross loans for the periods ended September 30, 2022 and 2021 was 0.50% and 0.69%, respectively. Our ALL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Loan Losses” elsewhere in this document for further analysis of our provision for loan losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2022 was $5.1 million, a decrease of $4.4 million, or 46.5%, compared to $9.5 million for the three months ended September 30, 2021. Noninterest income for the nine months ended September 30, 2022 was $17.4 million, a decrease of $8.9 million, or 33.8%, compared to $26.3 million for the nine months ended September 30, 2021.

The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$509	$446	$63	14.1%	$1,508	$1,230	$278	22.6%
Other service charges, commissions and fees	2,676	4,147	(1,471)	(35.5)	8,482	11,422	(2,940)	(25.7)
Gain on sale of residential mortgage loans	—	—	—	—	2,017	—	2,017	100.0
Mortgage servicing income, net	(358)	132	(490)	(371.2)	(262)	(659)	397	60.2
Gain on sale of SBA loans	500	3,358	(2,858)	(85.1)	2,068	8,057	(5,989)	(74.3)
SBA servicing income, net	1,330	1,212	118	9.7	1,897	5,250	(3,353)	(63.9)
Other income	444	237	207	87.3	1,700	1,012	688	68.0
Total noninterest income	$5,101	$9,532	$(4,431)	(46.5)%	$17,410	$26,312	$(8,902)	(33.8)%

Service charges on deposit accounts increased $63,000, or 14.1%, to $509,000 for the three months ended September 30, 2022 compared to $446,000 for the same three months during 2021. Service charges on deposit accounts were $1.5 million for the nine months ended September 30, 2022 compared to $1.2 million for the same period in 2021, an increase of $278,000, or 22.6%. These increases were primarily attributable to increased analysis fees and overdraft fees.

Other service charges, commissions and fees decreased $1.5 million, or 35.5%, to $2.7 million for the three months ended September 30, 2022 compared to $4.1 million for the three months ended September 30, 2021. Other service charges, commissions and fees decreased $2.9 million, or 25.7%, to $8.5 million for the nine months ended September 30, 2022 compared to $11.4 million for the nine months ended September 30, 2021. These decreases were mainly attributable to lower application, processing, underwriting and origination fees earned from our origination of residential mortgage loans as mortgage volume declined during the three and nine months ended September 30, 2022 compared to the same periods in 2021. Mortgage loan originations totaled $255.7 and $745.6 million during the three and nine months ended September 30, 2022 compared to $368.8 million and $959.0 million during the same periods in 2021.

Total gain on sale of loans was $500,000 for the three months ended September 30, 2022 compared to $3.4 million for the same period of 2021, a decrease of $2.9 million, or 85.1%. Total gain on sale of loans was $4.1 million for the nine months ended September 30, 2022 compared to $8.1 million for the same period of 2021, a decrease of $4.0 million, or 49.3%.

We recorded no gain on sale of residential mortgage loans during the three months ended September 30, 2022 as no residential mortgage loans were sold during the period. Gain on sale of residential mortgage loans totaled $2.0 million for the nine months ended September 30, 2022 as we sold $94.9 million in residential mortgage loans during the period with an average premium of 2.13%. We recorded no gain on sale of residential mortgage loans during the three and nine months ended September 30, 2021 as no mortgage loans were sold during these periods.

Gain on sale of SBA loans totaled $500,000 and $2.1 million for the three and nine months ended September 30, 2022 compared to $3.4 million and $8.1 million for the same periods in 2021. We sold $8.6 million and $31.5 million in SBA loans during the three and nine months ended September 30, 2022 with average premiums of 6.96% and 8.45%, respectively. We sold $38.0 million and $94.5 million in SBA loans during the three and nine months ended September 30, 2021 with average premiums of 10.38% and 10.72%, respectively.

Mortgage loan servicing income, net of amortization, decreased by $490,000, or 371.2%, to an expense balance of $358,000 during the three months ended September 30, 2022 compared to income of $132,000 for the same period of 2021. Mortgage  loan servicing income increased by $397,000, or 60.2%, to an expense balance of $262,000 during the nine months ended September 30, 2022 compared to an expense balance of $659,000 for the same period of 2021. The changes in mortgage loan servicing income were primarily due to the increase in capitalized mortgage servicing assets and the decrease in mortgage servicing amortization, offset by a decrease in mortgage servicing fees. Included in mortgage loan servicing income for the three and nine months ended September 30, 2022 were $758,000 and $2.5 million, respectively, in mortgage servicing fees compared to $1.1 million and $3.7 million for the same periods in 2021, respectively, and capitalized mortgage servicing assets of $0 and $761,000 for the three and nine months ended September 30, 2022, respectively, compared to $0 for the same periods in 2021. These amounts were offset by mortgage loan servicing asset amortization of $1.1 million and $3.7 million for the three and nine months ended September 30, 2022, respectively, compared to $1.4 million and $4.4 million during the same periods in 2021, respectively. During the three months ended September 30, 2022, we did not record a fair value impairment on our mortgage servicing assets compared to a fair value impairment recovery of $420,000 recorded during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we recorded a fair value impairment recovery of $163,000 on our mortgage servicing assets compared to a fair value impairment recovery of $17,000 recorded during the nine months ended September 30, 2021. Our total residential mortgage loan servicing portfolio was $550.6 million at September 30, 2022 compared to $669.4 million at September 30, 2021.

SBA servicing income net increased by $118,000, or 9.7%, to $1.3 million for the three months ended September 30, 2022 compared to $1.2 million for the three months ended September 30, 2021. SBA servicing income was $1.9 million for the nine months ended September 30, 2022 compared to $5.3 million for the same period in 2021, a decrease of $3.4 million, or 63.9%. Our total SBA loan servicing portfolio was $489.1 million as of September 30, 2022 compared to $549.8 million as of September 30, 2021. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended September 30, 2022 we recorded a $111,000 fair value increase to our SBA servicing rights compared to a $225,000 charge to our SBA servicing rights during the three months ended September 30, 2021. During the nine months ended September 30, 2022, we recorded a $1.9 million fair value charge to our SBA servicing rights compared to a $1.3 million increase during the nine months ended September 30, 2021.

Other noninterest income increased by $207,000 to $444,000 for the three months ended September 30, 2022 compared to $237,000 for the three months ended September 30, 2021. Other noninterest income was $1.7 million for the nine months ended September 30, 2022 compared to $1.0 million for the same period in 2021, an increase of $688,000. The largest component of other noninterest income is the income on bank owned life insurance which totaled $431,000 and $297,000, respectively, for the three months ended September 30, 2022 and 2021, and $1.3 million and $754,000, respectively, for the nine months ended September 30, 2022 and 2021.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2022 was $12.7 million compared to $13.1 million for the three months ended September 30, 2021, a decrease of $423,000, or 3.2%. Noninterest expense for the nine months ended September 30, 2022 was $38.0 million compared to $35.9 million for the nine months ended September 30, 2021, an increase of $2.1 million, or 5.8%.

The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands )	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$7,756	$8,679	$(923)	(10.6)%	$22,781	$22,293	$488	2.2%
Occupancy and equipment	1,167	1,295	(128)	(9.9)	3,594	3,822	(228)	(6.0)
Data processing	270	257	13	5.1	808	848	(40)	(4.7)
Advertising	158	131	27	20.6	434	393	41	10.4
Other expenses	3,337	2,749	588	21.4	10,369	8,556	1,813	21.2
Total noninterest expense	$12,688	$13,111	$(423)	(3.2)%	$37,986	$35,912	$2,074	5.8%

Salaries and employee benefits expense for the three months ended September 30, 2022 was $7.8 million compared to $8.7 million for the three months ended September 30, 2021, a decrease of $923,000, or 10.6%. This decrease was mainly attributable to decreased salary costs during the quarter and lower commissions paid to our loan officers. Salaries and employee benefits expense for the nine months ended September 30, 2022 was $22.8 million compared to $22.3 million for the nine months ended September 30, 2021, an increase of $488,000, or 2.2%. This increase was mainly attributable to increased salary costs and employee benefits, partially offset by lower commissions paid to our loan officers as loan volume declined during the nine months ended September 30, 2022.

Occupancy and equipment expense for the three months ended September 30, 2022 was $1.2 million compared to $1.3 million for the three months ended September 30, 2021, a decrease of $128,000, or 9.9%. Occupancy and equipment expense for the nine months ended September 30, 2022 was $3.6 million compared to $3.8 million for the nine months ended September 30, 2021, a decrease of $228,000, or 6.0%. These decreases were primarily due to lower rent expense and depreciation.

Data processing expenses for the three and nine months ended September 30, 2022 remained relatively flat compared to the same periods in 2021.

Advertising expenses for the three and nine months ended September 30, 2022 remained relatively flat compared to the same periods in 2021.

Other expenses for the three months ended September 30, 2022 were $3.3 million compared to $2.7 million for the three months ended September 30, 2021, an increase of $588,000, or 21.4%. Other operating expenses for the nine months ended September 30, 2022 were $10.4 million compared to $8.6 million for the nine months ended September 30, 2021, an increase of $1.8 million, or 21.2%. This increase was primarily due to higher professional fees and communication expenses, as well as increased operating and customer service expenses, partially offset by lower loan and other real estate owned expenses. Included in other expenses for the nine months ended September 30, 2022 and 2021 were directors’ fees of approximately $426,000 and $331,000, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2022 and 2021 was $7.0 million and $5.1 million, respectively. The Company’s effective tax rates were 29.3% and 23.4% for the three months ended September 30, 2022 and 2021, respectively. The significant increase in the effective tax rate during the three months ended September 30, 2022 was due to additional income tax expense of $1.4 million recorded during the quarter for the re-allocation of state income tax apportionment schedules for prior year’s tax returns.

Income tax expense for the nine months ended September 30, 2022 and 2021 was $19.3 million and $14.3 million, respectively. The Company’s effective tax rates were 26.9% and 24.4% for the nine months ended September 30, 2022 and 2021, respectively.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, creating a 15% corporate alternative minimum tax on profits of corporations based on average annual adjusted financial statement income effective for tax years beginning January 1, 2023. We do not anticipate a material impact on our financial position or results of operations from the IRA.

Financial Condition

Total assets increased $242.3 million, or 7.8%, to $3.35 billion at September 30, 2022 as compared to $3.11 billion at December 31, 2021. The increase in total assets was primarily attributable to increases in loans of $473.2 million, federal funds sold of $6.9 million, bank owned life insurance of $9.3 million and other assets of $33.4 million, partially offset by a $268.5 million decrease in cash and due from banks.

Loans

Gross loans increased $476.1 million, or 19.0%, to $2.99 billion as of September 30, 2022 as compared to $2.51 billion as of December 31, 2021. Our loan growth during the nine months ended September 30, 2022 was comprised of an increase of $12.4 million, or 32.0%, in construction and development loans, an increase of $88.2 million, or 16.9%, in commercial real estate loans, a decrease of $20.4 million, or 27.9%, in commercial and industrial loans, an increase of $395.7 million, or 21.1%, in residential real estate loans and an increase of $119,000, or 150.6%, in consumer and other loans. Included in commercial and industrial loans are PPP loans totaling $1.6 million and unearned PPP fees of $31,000 as of September 30, 2022. There were no loans classified as held for sale as of September 30, 2022 or December 31, 2021.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$51,300	1.7%	$38,857	1.6%
Commercial real estate	608,700	20.4%	520,488	20.7%
Commercial and industrial	52,693	1.8%	73,072	2.9%
Residential real estate	2,274,679	76.1%	1,879,012	74.8%
Consumer and other	198	—%	79	—%
Gross loans	$2,987,570	100.0%	$2,511,508	100.0%
Less unearned income	(9,252)		(6,438)
Total loans held for investment	$2,978,318		$2,505,070

SBA Loan Servicing

As of September 30, 2022 and December 31, 2021, we serviced $489.1 million and $543.0 million, respectively, in SBA loans for others. We carried a servicing asset of $8.3 million and $10.2 million at September 30, 2022 and December 31, 2021, respectively. See Note 4 of our consolidated financial statements as of September 30, 2022, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three and nine months ended September 30, 2022 and 2021.

Residential Mortgage Loan Servicing

As of September 30, 2022, we serviced $550.6 million in residential mortgage loans for others compared to $608.2 million as of December 31, 2021. We carried a servicing asset, net of amortization, of $5.0 million and $7.7 million at September 30, 2022 and December 31, 2021, respectively. Amortization relating to the mortgage loan servicing asset was $1.1 million and $3.7 million, respectively, for the three and nine months ended September 30, 2022 compared to $1.4 million and $4.4 million for the same periods in 2021. During the three months ended September 30, 2022, we did not record a fair value impairment on our mortgage servicing asset compared to a $420,000 fair value impairment recovery recorded for the same period in 2021. During the nine months ended September 30, 2022, we recorded a fair value impairment recovery of $163,000 on our mortgage servicing asset compared to a $17,000 fair value impairment recovery recorded for the same period in 2021. See Note 5 of our consolidated financial statements as of September 30, 2022, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and nine months ended September 30, 2022 and 2021.

Asset Quality

Nonperforming Loans

Asset quality remained relatively strong during the third quarter of 2022 as our nonperforming loans to total loans remained low at 0.94% as of September 30, 2022. Nonperforming loans were $28.1 million at September 30, 2022 compared to $11.8 million at December 31, 2021. The increase from December 31, 2021 to September 30, 2022 was primarily attributable to an $8.9 million increase in nonaccrual loans and a $7.7 million increase in accruing troubled debt restructured loans. The majority of this increase is related to two commercial real estate loan relationships that both have sufficient collateral and low loan-to-value ratios; therefore, no specific reserves are needed for these loans at this time. We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2022 or the year ended December 31, 2021.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under TDRs. Nonaccrual loans at September 30, 2022 comprised of $13.1 million of commercial real estate loans, $133,000 in commercial and industrial loans and $4.5 million in residential real estate loans. Nonaccrual loans at December 31, 2021 comprised of $3.7 million in commercial real estate loans, $152,000 in commercial and industrial loans, and $4.9 million in residential real estate loans.

(Dollars in thousands)	September 30, 2022	December 31, 2021
Nonaccrual loans	$17,700	$8,759
Past due loans 90 days or more and still accruing	—	342
Accruing troubled debt restructured loans	10,437	2,697
Total nonperforming loans	28,137	11,798
Foreclosed real estate	4,328	3,618
Total nonperforming assets	$32,465	$15,416
Nonperforming loans to gross loans	0.94%	0.47%
Nonperforming assets to total assets	0.97%	0.50%
Allowance for loan losses to nonperforming loans	53.25%	143.69%

In March 2020, regulatory agencies issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by COVID–19. The agencies confirmed with the staff of the FASB that short–term modifications made on a good faith basis in response to the COVID–19 pandemic to borrowers who were current prior to any relief, are not to be considered troubled debt restructurings. As of September 30, 2022, we had no non-SBA commercial loans, SBA loans or residential mortgages under an approved payment deferral plan. As of December 31, 2021, we had two non-SBA commercial loans with outstanding balances of $8.1 million who were under approved payment deferrals. As of December 31, 2021, we had approved payment deferrals for four SBA loans with outstanding gross loan balances totaling $6.5 million ($1.6 million unguaranteed book balance). We had no residential mortgages under approved payment deferrals as of December 31, 2021.

Allowance for Loan Losses

The allowance for loan losses was $15.0 million at September 30, 2022 compared to $17.0 million at December 31, 2021, a decrease of $2.0 million or 11.6%. The decrease was mainly due to the credit provision recorded during the three months ended September 30, 2022 for the release of additional reserves allocated for the uncertainties in our loan portfolio caused by the ongoing COVID-19 pandemic. The COVID-19 provision was recorded in 2020 and 2021 for the uncertainties in our loan portfolio caused by the COVID-19 pandemic. The risks associated with some of these uncertainties have declined during the past few quarters as the COVID-19 pandemic continues to pose less and less risk to our borrowers. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and is continuing to account for the allowance for loan losses under the incurred loss model.

In determining the allowance and the related provision for loan losses, we consider three principal elements: (i) valuation allowances based upon probable losses identified during the review of impaired commercial and industrial,  commercial real estate, construction and land development loans, and (ii) allocations, by loan classes, on loan portfolios  based on historical loan loss experience and qualitative factors. Provisions for loan losses are charged to operations to record changes to the total allowance to a level deemed appropriate by us.

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

The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands )	2022	2021	2022	2021
Balance, beginning of period	$16,678	$13,860	$16,952	$10,135
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	—	—	26
Commercial and industrial	—	—	390	64
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total charge-offs	—	—	390	90
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	1	4	5	10
Commercial and industrial	6	—	9	—
Residential real estate	—	—	—	—
Consumer and other	—	2	5	7
Total recoveries	7	6	19	17
Net charge-offs/(recoveries)	(7)	(6)	371	73
Provision for loan losses	(1,703)	2,579	(1,599)	6,383
Balance, end of period	$14,982	$16,445	$14,982	$16,445
Total loans at end of period	$2,987,570	$2,368,487	$2,987,570	$2,368,487
Average loans(1)	2,891,934	2,241,207	2,678,474	1,993,270
Net charge-offs to average loans	0.00%	0.00%	0.02%	0.00%
Allowance for loan losses to total loans	0.50%	0.69%	0.50%	0.69%
(1)	Excludes loans held for sale.

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of September 30, 2022.

Deposits

Total deposits increased $307.8 million, or 13.6%, to $2.57 billion at September 30, 2022 compared to $2.26 billion at December 31, 2021. The increase was primarily due to the $146.7 million increase in money market accounts, a $137.8 million increase in time deposits, a $23.1 million increase in interest-bearing demand deposits and a $9.8 million increase in noninterest-bearing demand deposits, offset by a $9.5 million decrease in savings accounts. The increase in money market accounts was partially due to the increase of $114.2 million in brokered money market balances during the nine months ended September 30, 2022. As of September 30, 2022 and December 31, 2021, 23.4% and 26.2% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 76.6% and 73.8%, respectively, of interest-bearing deposit accounts.

We had $559.5 million of brokered deposits, or 21.8% of total deposits, at September 30, 2022 compared to $425.1 million, or 18.8% of total deposits, at December 31, 2021. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,
	2022		2021
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$599,902	—%	$600,388	—%
Interest-bearing demand deposits	161,447	0.80	85,966	0.20
Savings and money market deposits	718,454	1.60	371,234	0.35
Brokered money market deposits	486,512	1.87	416,229	0.11
Time deposits	499,577	1.14	506,049	0.37
Total interest-bearing deposits	1,865,990	1.48	1,379,478	0.28
Total deposits	$2,465,892	1.12	$1,979,866	0.19

	Nine Months Ended September 30,
	2022		2021
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$600,045	—%	$548,844	—%
Interest-bearing demand deposits	161,249	0.39	77,516	0.20
Savings and money market deposits	723,706	0.85	337,904	0.36
Brokered money market deposits	449,772	0.93	340,877	0.11
Time deposits	443,632	0.68	506,445	0.44
Total interest-bearing deposits	1,778,359	0.79	1,262,742	0.30
Total deposits	$2,378,404	0.59	$1,811,586	0.21

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At September 30, 2022 and December 31, 2021, we had maximum borrowing capacity from the FHLB of $949.0 million and $826.9 million, respectively. At September 30, 2022 and December 31, 2021, we had $375.0 million and $500.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at September 30, 2022 and December 31, 2021. We did not have any advances outstanding under these agreements as of September 30, 2022 and December 31, 2021.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2022 and December 31, 2021, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the FRB’s discount window in the amount of $10.0 million with no borrowings outstanding as of September 30, 2022 and December 31, 2021. The FRB discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans totaling $32.7 million as of September 30, 2022.

At September 30, 2022 and December 31, 2021, we had $375.0 million and $500.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $574.0 million and $326.9 million of additional borrowing availability with the FHLB as of September 30, 2022 and December 31, 2021, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2022 and December 31, 2021. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2022 and December 31, 2021. As of December 31, 2021, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2021 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

				Regulatory
				Capital Ratio
				Requirements	Minimum
				including	Requirement
				fully phased-	for "Well
			Regulatory	in Capital	Capitalized"
			Capital Ratio	Conservation	Depository
	September 30, 2022	December 31, 2021	Requirements	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	16.94%	17.77%	8.00%	10.50%	N/A
Bank	16.65%	17.18%	8.00	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	16.18%	16.76%	6.00%	8.50%	N/A
Bank	15.90%	16.17%	6.00	8.50	8.00%
CETI capital (to risk-weighted assets)
Consolidated	16.18%	16.76%	4.50%	7.00%	N/A
Bank	15.90%	16.17%	4.50	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	9.90%	9.44%	4.00%	4.00%	N/A
Bank	9.73%	9.11%	4.00	4.00	5.00%

Dividends

On October 19, 2022, the Company declared a cash dividend of $0.15 per share, payable on November 10, 2022, to common shareholders of record as of November 2, 2022. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of September 30, 2022, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

There are an infinite number of potential interest rate scenarios, each of which can be accompanied by differing economic/political/regulatory climates; can generate multiple differing behavior patterns by markets, borrowers,  depositors,  etc.; and can last for varying degrees of time. Therefore, by definition, interest rate risk sensitivity cannot be predicted with certainty. Accordingly, the Bank’s interest rate risk measurement philosophy focuses on maintaining an appropriate balance between theoretical and practical scenarios; especially given the primary objective of the Bank’s overall asset/liability management process is to facilitate meaningful strategy development and implementation.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2022 and December 31, 2021 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-100	+200	-100
September 30, 2022	(3.80)%	2.80%	9.30%	9.80%
December 31, 2021	(3.60)%	(1.20)%	(8.70)%	(10.30)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
September 30, 2022	(15.20)%	(10.00)%	(5.10)%	5.80%
December 31, 2021	(8.90)%	(3.60)%	(0.20)%	(11.90)%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2022 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common shares for the three months ended September 30, 2022.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
July 1, 2022 to July 31, 2022	3,335	19.82	3,335	570,648
August 1, 2022 to August 31, 2022	5,837	19.99	5,837	564,811
September 1, 2022 to September 30, 2022	71,536	19.88	71,536	493,275
Total	80,708	19.89	80,708	493,275

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

METROCITY BANKSHARES, INC.

Date: November 4, 2022	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: November 4, 2022	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer