Form 10-K
period 2022-12-31
MetroCity Bankshares, Inc.
filed 2023-03-10
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was $377.1 million based upon the closing price of $20.31 as reported on Nasdaq on June 30, 2022.

As of March 3, 2023, the registrant had 25,143,675 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

METROCITY BANKSHARES, INC.

2022 ANNUAL REPORT ON FORM 10-K

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this annual report and the following:

●	The impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus responses, and the resulting effect of all of such items on our operations, liquidity and capital position, and on the financial condition of our borrowers and other customers;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and Small Business Administration (“SBA”) loan portfolios;

●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for loan losses (“ALL”), including the implementation of the Current Expected Credit Losses (“CECL”) model;
●	the adequacy of our reserves (including ALL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	liquidity issues, including fluctuations in the fair value and liquidity of the securities we hold for sale and our ability to raise additional capital, if necessary;
●	failure to maintain adequate liquidity and regulatory capital and comply with evolving federal and state banking regulations;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, the possibility that the U.S. could default on its debt obligations, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	the ongoing impact of the COVID-19 pandemic and related variants on our future consolidated financial condition and results of operations and the financial condition of our customers;
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;

●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations; and
●	other risks and factors identified in this Form 10-K under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

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

PART I

Item 1. Business

Our Company

We are MetroCity Bankshares, Inc. (the “Company”), a bank holding company incorporated in 2014 and headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006 (the “Bank”). We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of December 31, 2022, we had total assets of $3.43 billion, total loans of $3.06 billion, total deposits of $2.67 billion and total shareholders’ equity of $349.4 million.

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

The sections below discuss our general loan categories. As of December 31, 2022 and 2021 our loan portfolio consisted of the following:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and Development	$47,779	1.6%	$38,857	1.6%
Commercial Real Estate	657,246	21.4	520,488	20.7
Commercial and Industrial	53,173	1.7	73,072	2.9
Residential Real Estate	2,306,915	75.3	1,879,012	74.8
Consumer and other	216	—	79	—
Gross loans	$3,065,329	100.0	$2,511,508	100.0
Less unearned income	(9,640)		(6,438)
Total loans held for investment	$3,055,689		$2,505,070

Construction and Development Loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction loans. As of December 31, 2022, the outstanding balance of our construction and development loans was $47.8 million, or 1.6%, of our total loan portfolio, compared to $38.9 million, or 1.6%, of our total loan portfolio at December 31, 2021. As of December 31, 2022, $20.1 million, or 42.0%, of construction and development loans were for the construction of hotels and restaurants; $17.5 million, or 36.6%, were for the construction of physician’s offices and nursing homes; $4.7 million, or 9.9%, were for the construction of office buildings and commercial rental properties; and the remaining $5.5 million, or 11.5%, were loans distributed amongst various industries and sectors.

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

We had no construction and development loans that were classified as nonaccrual as of December 31, 2022 and 2021.

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate loans made up $657.2 million, or 21.4%, of our total portfolio at December 31, 2022, compared to $520.5 million, or 20.7%, of our total loan portfolio as of December 31, 2021. As of December 31, 2022, $589.0 million, or 89.6%, of our commercial real estate loans were secured by owner occupied properties and the remaining $68.2 million, or 10.4%, of loans in this category were secured by non-owner occupied properties. Within our commercial real estate loans, $241.7 million, or 36.8%, were to hotels and restaurants; $169.3 million, or 25.8%, were made to wholesalers or retailers; $123.7 million, or 18.8%, were to general service business; $67.0 million, or 10.2%, were to commercial rental properties; and the remaining $55.5 million, or 8.4%, were distributed amongst various sectors and industries.

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

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by a wide variety of property types, such as retail operations, hospitality, specialty service operations and warehouses for wholesale distribution. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions which allow us to call the loan after three to five years. Adjustable-rate loans are generally based on the Wall Street Journal Prime Rate (“WSJPR”) or London Interbank Offered Rate (“LIBOR”), and as of December 31, 2022, most of our loans were based on WSJPR. At December 31, 2022, approximately 25.2% of the commercial real estate loan portfolio consisted of fixed rate loans. Our conventional commercial real estate loans, or non-SBA guaranteed commercial real estate loans, carried a weighted average maturity of 6.71 years as of December 31, 2022. Non-SBA commercial real estate loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price depending on the property appraisals we utilize. Our LTV policy limits are 85% for commercial real estate loans. In addition, we limit our lending on non-owner occupied commercial real estate to 100% of total bank capital.

The total balance of commercial real estate loans on nonaccrual status was $4.9 million and $3.7 million as of December 31, 2022 and 2021, respectively.

Commercial and Industrial Loans. We provide a mix of variable and fixed rate commercial and industrial loans. Commercial and industrial loans represented $53.2 million, or 1.7%, of our total loan portfolio as of December 31, 2022, compared to $73.1 million, or 2.9%, of our total loan portfolio at December 31, 2021. Included in commercial and industrial loans as of December 31, 2022 and 2021 were PPP loans totaling $713,000 and $31.0 million, respectively. Excluding PPP loans, as of December 31, 2022, $22.0 million, or 42.0%, of our commercial and industrial loans were extended to businesses in warehousing, wholesale and retail trade; $12.4 million, or 23.7%, were loans made to hotels and restaurants; and the remaining $18.0 million, or 34.3%, of loans were distributed across various industries and sectors. We had approximately $136,000 and $152,000 of commercial and industrial loans on nonaccrual status as of December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, our commercial real estate SBA portfolio, net of any sold portions, totaled $269.8 million. This represents an increase of $55.5 million when compared to the December 31, 2021 balance of $214.3 million. Of the balance outstanding at December 31, 2022, $120.5 million, or 44.7%, of the loans in this portfolio carried an SBA guarantee while the remaining $149.3 million, or 55.3%, of the portfolio was unguaranteed.

In addition, as part of our commercial and industrial loan product offering, we originate SBA loans to provide working capital and to finance inventory, equipment and machinery purchases and acquisitions. As of December 31, 2022 and 2021, the outstanding balance of our commercial and industrial SBA loans was $34.5 million (includes PPP loans of $713,000) and $55.5 million (includes PPP loans of $31.0 million), respectively. Of the balance outstanding as of December 31, 2022, $17.3 million, or 50.3%, of our commercial and industrial SBA portfolio carried a guarantee from the SBA while the remaining $17.2 million, or 49.7%, of the portfolio was unguaranteed. We are willing to maintain higher LTVs on our SBA portfolio than the remainder of our commercial loans because the effect of the SBA guarantee is to lower overall risk.

We retain the servicing rights on the sold portions of the SBA loans we originate. As of December 31, 2022, we serviced $465.1 million in SBA loans for others, a decrease of $77.9 million, or 14.3%, when compared to December 31, 2021. We recognized servicing income on SBA loans of $1.8 million, $5.9 million, and $6.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Residential Real Estate Loans. We originate mainly non-conforming residential mortgage loans through our branch network. During 2022, our primary loan products offered were 15-year and 30-year fixed rate products, as well as a five-year and ten-year hybrid adjustable rate mortgages which reprice annually after the initial term based on the weekly average of the one year constant maturity treasury (CMT) plus a fixed spread. Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 65% of appraised value. In connection with such loans, we retain a valid first lien on real estate, obtain a title insurance policy that insures that the property is free from material encumbrances and require hazard insurance. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We take a comprehensive and conservative approach to our mortgage underwriting, allowing a maximum LTV ratio of 65%. As of December 31, 2022, we had $2.31 billion of residential real estate loans, representing 75.3% of our total loan portfolio compared to $1.88 billion, or 74.8%, of our total loan portfolio at December 31, 2021. We had no residential mortgage loans held for sale as of December 31, 2022 and 2021. Nonaccrual residential mortgage loans were $5.0 million and $4.9 million at December 31, 2022 and 2021, respectively.

On occasion, we sell a portion of our non-conforming residential mortgage loans to third party investors. The loans are sold with no representation or warranties if the loan pays off early. During 2022, we originated $833.6 million of non-conforming residential mortgage loans and sold $94.9 million to our investors. During 2021, we originated $1.20 billion of non-conforming residential mortgage loans, but did not sell any loans to investors during this period. Residential mortgage loans held for sale are sold with the servicing rights retained by the Bank. As of December 31, 2022, the amount of residential mortgage loans serviced for others fell to $526.7 million representing a decrease of $81.5 million, or 13.4%, when compared to December 31, 2021. We recognized servicing income on residential mortgage loans of $561,000 (expense balance), $564,000 (expense balance), and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. The servicing income recognized is net of amortization of our mortgage servicing rights which caused the expense balance for the years ended December 31, 2022 and 2021.

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

Securities

We manage our securities portfolio to balance the market and credit risks of our other assets and the Bank’s liability structure, with a secondary focus of profitably deploying funds which are not needed to fulfill current loan demand, deposit redemptions or other liquidity purposes. Our investment portfolio is comprised primarily of U.S. government agency securities, mortgage-backed securities backed by government-sponsored entities, and taxable and tax exempt municipal securities. We also have equity securities that consist of our investment in a mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

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

Deposits

We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. Our ability to gather deposits, particularly core deposits, is an important aspect of our business and we believe core deposits are a significant driver of value as a cost efficient and stable source of funding to support our growth. As of December 31, 2022, we had $2.67 billion of total deposits with a total weighted average deposit cost of 0.97%. Of our total deposits as of December 31, 2022, $761.7 million, or 28.6%, of total deposits were held in demand deposit accounts.

As a bank focusing on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We consider a deposit relationship to be core by considering the following factors: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) loans; and (vii) longevity of the relationship with us. We calculate core deposits by adding demand and savings deposits plus time deposits less than $250,000 plus deposits that are over $250,000, if such depositors meet the relationship criteria listed above. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2022, 77.2%, or $2.06 billion, of our deposits were considered core deposits.

While we are focused on growing our low-cost deposits, we also utilize brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank. As of December 31, 2022, we had brokered deposits of $523.7 million compared to $425.1 million of brokered deposits at December 31, 2021.

As of December 31, 2022, our fifteen largest depositor relationships, excluding brokered deposits, totaled $535.0 million, or 20.1%, of total deposits. Our deposits with directors and affiliated entities totaled $9.2 million for the same period.

Competition

We operate in a highly competitive market. Competitors include other banks, credit unions, mortgage companies, personal and commercial financing companies, investment brokerage and advisory firms, mutual fund companies and insurance companies. Competitors range in both size and geographic footprint. We operate throughout Georgia and the Southeast, as well as New York, New Jersey, Texas, and Virginia. The Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, fintech companies, investment brokerage and financial advisory firms and mutual fund companies. The Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages. The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. Additionally, competition from fintechs is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with  traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic accelerated the move toward digital financial services products and we expect that trend to continue.

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

We evaluate our net loans to total assets and net loans (excluding loans held for sale) to total deposit ratios as a method to monitor our liquidity position. Our board of directors has limited our net loans to a maximum of 90% of total Bank assets and our net loans to a maximum of 125% of total Bank deposits. As of December 31, 2022, our net loans were 88.8% of total assets and net loans were 114.1% of total deposits. As of December 31, 2021, our net loans were 80.7% of total assets and net loans were 110.7% of total deposits. We were in compliance with both limits for each period presented.

Human Capital Resources

We recognize that our most valuable asset is our people. One of our top strategic priorities is the retention and development of our talent. This includes providing career development opportunities for all associates; increasing our diversity and inclusion; training our next generation of leaders; and succession planning.

As of December 31, 2022, we had approximately 216 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Of the 216 full-time equivalent employees as of December 31, 2022, 80.1% identify as a female and 96.8% are persons of color. Included in the 216 full-time equivalent employees are 46 employment who have management roles. Of these 46 management roles, 67.4% of the managers identify as a female and 93.5% are persons of color.

Talent Acquisition, Development, and Retention

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

Our board of directors recognizes the importance of succession planning for our chief executive officer and other key executives. The board of directors annually reviews our succession plans for senior leadership roles, with the goal of ensuring we will continue to have the right leadership talent in place to execute the organization's long-term strategic plans.

Health and Welfare

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Other Regulatory Matters. We and our subsidiaries are subject to oversight by the SEC, the Financial Industry  Regulatory Authority (“FINRA”), the PCAOB, the Nasdaq Stock Market and various state securities regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators and other regulatory authorities, concerning our business practices. Such requests are considered incidental to the normal conduct of business.

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

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth. The Bank was well capitalized at December 31, 2022, and brokered deposits are not restricted.

As of December 31, 2022 and 2021, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. However, in the 4th quarter of 2021, the Company’s assets exceeded $3 billion for the first time, such that the Company started being subject to consolidated risk-based capital requirements beginning in 2022.

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

In addition, we and the Bank are subject to various general regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The appropriate federal bank regulatory authority may prohibit the payment of dividends where it has determined that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The FDIC and the Federal Reserve have indicated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice. The FDIC and the Federal Reserve have each indicated that depository institutions and their holding companies should generally pay dividends only out of current operating earnings. Prior approval by the FDIC is required if the total of all dividends declared by a bank in any calendar year exceeds the bank’s profits for that year combined with its retained net profits for the preceding two calendar years.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35 percent by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected.

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

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking. Most recently, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking.  FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs.  As of December 31, 2022, no such regulations have been proposed.

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

On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. Key elements are expected to include (i) expanding access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) updating CRA assessment areas by including activities associated with online and mobile banking, branchless banking, and hybrid models; and (iii) better tailoring CRA evaluations and data collection requirements by bank size and type. No final rule has been issued, but the rulemaking may affect the Bank’s CRA compliance obligations in the future.

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

In 2020, the CARES Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections under the CARES Act continued during the COVID 19 pandemic emergency, and while most of these protections expired in 2022, on January 18, 2023, in its revised Mortgage Servicing Examination Procedures, the CFPB stated it expected servicers to continue to utilize these safeguards, regardless of their expiration.

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

LIBOR: On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023.  The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of Alabama, Florida, Georgia, New Jersey, New York, Texas and Virginia. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. If the national, regional and local economies experience worsening economic conditions, including inflation, elevated levels of unemployment, the U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, our growth and profitability could be constrained.

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

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference, or spread, between interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities may fluctuate. This may cause decreases in our spread and may adversely affect our earnings and financial condition.

Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets. Interest rates increased significantly in 2022 as the Federal Reserve attempted to slow economic growth and counteract rising inflation. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available, though the rising interest rate environment is expected to continue in 2023. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates which may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful as some of these effects are outside of our control. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

Inflation could negatively impact our business, our profitability and our stock price.

Inflation has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022 and are likely to continue into 2023. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

Our future success is largely dependent upon our ability to successfully execute our business strategy.

Our future success, including our ability to achieve our growth and profitability goals, is dependent on the ability of our management team to execute on our long-term business strategy, which requires them to, among other things: maintain and enhance our reputation; attract and retain experienced and talented bankers in each of our markets; maintain adequate funding sources, including by continuing to attract stable, low-cost deposits; enhance our market penetration in our metropolitan markets and maintain our leadership position in our community markets; improve our operating efficiency; implement new technologies to enhance the client experience and keep pace with our competitors; attract and maintain commercial banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas; attract sufficient loans that meet prudent credit standards; originate residential mortgage loans for resale into secondary market to provide mortgage banking income; maintain adequate liquidity and regulatory capital and comply with applicable federal and state banking regulations; manage our credit, interest rate and liquidity risks;

develop new, and grow our existing, streams of noninterest income; oversee the performance of third-party service providers that provide material services to our business; and control expenses in line with current projections.

Failure to achieve these strategic goals could adversely affect our ability to successfully implement our business strategies and could negatively impact our business, growth prospects, financial condition and results of operations. Further, if we do not manage our growth effectively, our business, financial condition, results of operations and future prospects could be negatively affected, and we may not be able to continue to implement our business strategy and successfully conduct our operations.

Liquidity risks could affect operations and jeopardize our business, financial condition, and results of operations.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and/or  investment securities and through other sources could have a substantial negative effect on our liquidity. Our most important source of funds consists of our customer deposits. Such deposit balances can decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into other investments, we could lose a relatively low cost source of funds, which would require us to seek wholesale funding alternatives in order to continue to grow, thereby increasing our funding costs and reducing our net interest income and net income. Moreover, competition among U.S. banks and non-banks for customer deposits is intense and may increase the cost of deposits (particularly in an elevated rate environment) or prevent new deposits and may otherwise negatively affect our ability to grow our deposit base. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment. This may cause our deposit accounts to decrease in the future, and any such decrease could have a material adverse impact on our sources of funding.

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

Our business depends on our ability to successfully manage our asset quality and credit risk.

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans.  Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, as some of these risks are outside of our control, particularly during periods in which the local, regional or national economy suffers a general decline.  The future effects of the continued elevated inflationary and interest rate environment on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected.

Because a significant portion of our loan portfolio is comprised of real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2022, approximately 98.3% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect credit quality, profitability, financial condition, and results of operations. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

The residential mortgage loans that we originate consist primarily of non-conforming residential mortgage loans which may be considered less liquid and riskier.

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

The non-guaranteed portion of SBA loans that we retain on our balance sheet, as well as the guaranteed portion of SBA loans that we sell, could expose us to various credit and default risks.

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

We may not be able to meet our unfunded credit commitments, or adequately reserve for losses associated with our unfunded credit commitments.

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. Actual borrowing needs of our customers may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our customers may have a material adverse effect on our business, financial condition, results of operations or reputation.

We use brokered deposits which may be an unstable and/or expensive deposit source to fund earning asset growth.

We use brokered deposits, as a source of funding to support our asset growth and augment deposits generated from our branch network, which are our principal source of funding. We have established policies and procedures with respect to the use of brokered deposits, which require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total assets, and (ii) our asset liability committee monitors our use of brokered  deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total assets. In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable. Additionally, if the Bank is no longer considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, as we compete with both smaller banks that may be able to offer bankers with more responsibility and autonomy and larger banks that may be able to offer bankers with higher compensation, resources and support, and we may not be able to hire personnel or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company.

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

Our provision and allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and may have a material adverse effect on our financial condition or results of operations.

Decreased residential mortgage origination, volume and pricing decisions of competitors may adversely affect our profitability.

Our mortgage operation originates and sells residential mortgage loans and services residential mortgage loans. Changes in interest rates, housing prices, financial stress on borrowers as a result of economic conditions, regulations by the applicable governmental authorities and pricing decisions by our loan competitors may adversely affect demand for our residential mortgage loan products, the revenue realized on the sale of loans, revenues received from servicing such loans for others, and ultimately reduce our net income. New regulations, increased regulatory reviews, and/or changes in the structure of the secondary mortgage markets which we would utilize to sell mortgage loans may be introduced and may increase costs and make it more difficult to operate a residential mortgage origination business.

We could recognize losses on securities held in our securities portfolio, particularly if interest rates increase or economic and market conditions deteriorate.

Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. These changes can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on our investment securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. These occurrences could have a material adverse effect on our net interest income or our results of operations.

The current expected credit loss standard established by the Financial Accounting Standards Board will require significant data requirements and changes to methodologies.

In the aftermath of the 2007-2008 financial crisis, the Financial Accounting Standards Board, or FASB, decided to review how banks estimate losses in the ALL calculation, and it issued the final Current Expected Credit Loss, or CECL, standard on June 16, 2016. Currently, the impairment model used by financial institutions is based on incurred losses, and loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms. This model will be replaced by the CECL model that will become effective for us for the fiscal year beginning after December 15, 2022 in which financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The Company to date has selected the software vendor of choice for implementation, sourced and tested required data from the Company’s loan systems, tested data feeds to the model, contracted for and received results from independent third parties of model validation, performed an internal review of the CECL model and process, testing and finalization of internal controls, determined appropriate segmentations of its portfolio, selected a forecast period, as well as macroeconomic and qualitative assumptions, for reasonable and supportable forecasts, and has performed multiple parallel runs of the model. The transition to the CECL model will require significantly greater data requirements and changes to methodologies to accurately account for expected loss. There can be no assurance that we will not be required to increase our reserves and ALL as a result of the implementation of CECL.

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

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, and even if we implement such products and services, we may incur substantial costs in doing so.  Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of such customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Such information could turn out to be inaccurate, including as a result of fraud on behalf of our customers, counterparties or other third parties. In times of increased economic stress, we are at an increased risk of fraud losses. We cannot make assurances that our underwriting and operational controls will prevent or detect such fraud or that we will not experience fraud losses or incur costs or other damages related to such fraud. Our customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected loan losses that exceed those that have been provided for in our allowance for loan losses. Reliance on inaccurate or misleading information from our customers, counterparties and other third parties, including as a result of fraud, could have a material adverse impact on our business, financial condition and results of operations.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. The ICE Benchmark Administration (IBA), the administrator of LIBOR, announced on November 30, 2020, that it would cease publishing the one-week and two-month LIBOR rates on December 31, 2021, but would continue publishing the one-, three-, six-, and twelve-month LIBOR rates until June 30, 2023.  Regardless, the federal banking agencies also issued guidance on November 30, 2020, encouraging banks to: (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation.  To address the problem created by legacy financial contracts that incorporate LIBOR as their reference interest rate, but extend beyond the date after which LIBOR will be published, on March 15, 2022, Congress enacted the LIBOR Act.  On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act by adopting benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in certain financial contracts after June 30, 2023.

Our adjustable-rate commercial real estate loans are generally based on the WSJPR or LIBOR, and as of December 31, 2022, most of our loans were based on WSJPR. However, we may not be able to successfully eliminate all loans tied to LIBOR prior to 2023. Even with “fallback” provisions contained within remaining LIBOR tied loans, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes around how variable rates should be calculated. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material. As of December 31, 2022, the Company had only six loans tied to LIBOR with outstanding balances totaling $23.9 million.

The ongoing COVID-19 pandemic and resulting adverse economic conditions have adversely impacted, and could continue to adversely impact, our business and results.

While the level of disruption caused by, and the economic impact of, COVID-19 subsided in 2022, the extent and duration to which the continuing COVID-19 pandemic will impact our business in the future is unknown and will depend on future developments, which are highly uncertain and outside our control. These developments include the duration and severity of the pandemic (including the possibility of further surges of new or existing COVID-19 variants of concern), supply chain disruptions, decreased demand for our products and services or those of our borrowers, which could increase our credit risk, rising inflation, our ability to maintain sufficient qualified personnel due to labor shortages, talent attrition, employee illness, willingness to return to work, and the actions taken by governments, businesses and individuals to contain the impact of COVID-19, as well as further actions taken by governmental authorities to limit the resulting economic impact. It is also possible that the pandemic and its aftermath will lead to a prolonged economic slowdown in sectors disproportionately affected by the pandemic or recession in the U.S. economy or the world economy in general.

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

The Federal Reserve has implemented significant monetary policies and economic strategies that have impacted interest rates, inflation, asset values, and the shape of the yield curve, over which the Company has no control and which the Company may not be able to adequately anticipate.

In recent years, the Federal Reserve implemented a series of accommodative domestic monetary initiatives. Several of these have emphasized so-called quantitative easing strategies and decreases to the Federal funds target rate. The Federal Reserve reduced rates five times during 2019 through 2021. However, in response to the significant increase in the domestic inflation rate in the U.S, the Federal Reserve increased the federal funds target rate seven times in 2022 for a total increase of 4.25%, and indicated additional increases would be forthcoming in 2023. Also during 2022, the Federal reserve has implemented quantitative tightening. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations.

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

The Federal Reserve, which examines us and the Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which the Bank must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. We may also be required to satisfy additional capital adequacy standards as determined by the Federal Reserve. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, or could require us to reduce business levels or to raise capital, including in ways that may adversely affect our financial condition or results of operations.

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

Our deposit insurance premiums could be substantially higher in the future, which could have a material adverse effect on our future earnings.

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, may limit our ability to pursue certain business opportunities or otherwise negatively impact our operations.

Risks Related to Our Common Stock

The Company’s directors may have interests that differ from other shareholders, and such directors have ownership interests in the Company that, when aggregated with holdings of their extended families and their affiliated entities, may allow such individuals and entities to take certain corporate actions without the consent of other shareholders.

As of December 31, 2022, our directors and their families and affiliated entities collectively had a 31.5% ownership interest in the Company.  As a result, our directors initially may be able to elect the majority of our entire board of directors, control the management and policies of the Company and, in general, determine, without the consent of the other shareholders, the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and will be able to prevent or cause a change in control of the Company.

An investment in our common stock is not an insured deposit and may lose value.

Securities that we issue, including our common stock, are not savings or deposit accounts or other obligations of any bank, insured by the FDIC, any other governmental agency or instrumentality, or any private insurer, and are subject to investment risk, including the possible loss of our shareholders’ investments. Investment in our common stock is inherently risky for the reasons described herein, and is subject to the same market forces that affect the price of common stock in any company. As a result, if you acquire our common stock, you could lose some or all of your investment.

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

Additionally, investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

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

We have paid quarterly dividends to our shareholders for the past nine years. We have no obligation  to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.

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

We may need to raise additional capital in the future.

We are required to meet certain regulatory capital requirements and maintain sufficient liquidity. We are generally not restricted from issuing additional shares of our common stock up to the authorized number of shares set forth in our charter. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. We cannot predict the size of future issuances of our common stock or the effect, if any, that future issuances and sales of our common stock will have on the market price of our common stock. Accordingly, we may be unable to raise additional capital if needed or on terms acceptable to us. Further, such additional capital could result in dilution to our existing shareholders. If we or the Bank fail to maintain capital to meet regulatory requirements, our financial condition, liquidity and results of operations, as well as our ability to maintain compliance with regulatory capital requirements, would be materially and adversely affected.

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

As of March 3, 2023, there were 25,143,675 shares of common stock outstanding held by approximately 174 shareholders of record of our common stock as reported by our transfer agent.

Dividends

It has been our policy to pay quarterly dividends to holders of our common stock. We have paid quarterly dividends to our shareholders in amounts up to 30% of our net income over the past nine years. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions  on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1. Business - Regulation and Supervision - Regulation of the Company - Payment of Dividends.”

Equity Compensation Plan Information

Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2022.

Issuer Purchases of Equity Securities

On April 23, 2021, the Company announced that its Board of Directors approved a share repurchase program under which the Company may repurchase up to 1,000,000 shares of its common stock. The share repurchase program began on April 27, 2021 and ended on December 31, 2021.

On May 5, 2022, the Company announced that the Board of Directors of the Company approved the re-adoption of the share repurchase program authorizing the Company to repurchase up to 689,191 shares of the Company’s outstanding shares of common stock. The share repurchase program began on May 6, 2022 and ended on January 9, 2023.

The repurchases were made in compliance with all SEC rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits share repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time.

The following table summarizes the repurchases of our common shares for the three months ended December 31, 2022.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
October 1, 2022 to October 31, 2022	56,807	$20.94	56,807	436,468
November 1, 2022 to November 30, 2022	38,303	$21.80	38,303	398,165
December 1, 2022 to December 31, 2022	105,598	$21.61	105,598	292,567
Total	200,708	$21.40	200,708	292,567

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index for the period beginning on December 31, 2020 through December 31, 2022. The following reflects index values as of close of trading, assumes $100.00 invested on December 31, 2020, in our common stock, the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index, and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.

Index	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
MetroCity Bankshares, Inc.	$100.00	$107.39	$123.02	$148.21	$195.73	$167.93	$146.32	$142.54	$158.06
Nasdaq Composite Index	100.00	102.78	112.54	112.11	121.39	110.34	85.57	82.06	81.21
S&P U.S. Small Cap Bank Index	100.00	128.27	126.63	131.68	139.21	135.57	117.16	119.45	122.74

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risk, uncertainties and assumptions. Certain risks, uncertainties and other factors, including but not limited to those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, may cause actual results to differ materially from those projected in the forward looking statements. We assume no obligation to update any of these forward-looking statements.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2022, included elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

Net Income

Year ended December 31, 2022 compared to year ended December 31, 2021

We recorded net income of $62.6 million for the year ended December 31, 2022 compared to $61.7 million for the same period in 2021, an increase of $901,000, or 1.5%. The increase was due to a $15.4 million increase in net interest income and a $9.7 decrease in provision for loan losses, offset by a $14.6 million decrease in noninterest income, a $1.9 million increase in noninterest expense and a $7.7 million increase in provision for income taxes.

Basic and diluted earnings per common share for the year ended December 31, 2022 was $2.46 and $2.44, respectively, compared to $2.41 and $2.39 for the basic and diluted earnings per common share for the same period in 2021.

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

Year ended December 31, 2022 compared to year ended December 31, 2021

Net interest income for the year ended December 31, 2022 was $119.6 million compared to $104.2 million for the year ended December 31, 2021, an increase of $15.4 million, or 14.8%. Interest income totaled $147.2 million for the year ended December 31, 2022, an increase of $38.5 million, or 35.4%, from the year ended December 31, 2021, primarily due to a $661.4 million increase in average loans while the yield on average loans increased by four basis points. We recognized PPP loan fee income of $1.0 million during 2022 compared to PPP loan fee income of $5.4 million during 2021. Average earning assets increased by $692.4 million, primarily due to an increase of $661.4 million in average loans and $31.0 million in average investment securities, fed funds sold and interest-bearing cash accounts. The increase in average loans included increases of $653.0 million in average residential real estate loans and $85.0 million in average commercial real estate loans, offset by decreases of $12.5 million in average construction and development loans and $64.1 million in average commercial and industrial loans.

Interest expense for the year ended December 31, 2022 increased $23.0 million to $27.6 million compared to interest expense of $4.6 million for the year ended December 31, 2021. This increase is primarily attributable to a $491.3 million increase in average deposit balances and a 100 basis points increase in deposit costs, which includes a 119 basis points increase in the average yield on money market deposits and an 84 basis points decrease in the average yield on time deposits. Average borrowings outstanding for the year ended December 31, 2022 increased by $150.2 million with an increase in rate of 81 basis points compared to the year ended December 31, 2021.

The net interest margin for the year ended December 31, 2022 was 3.95% compared to 4.45% for the year ended December 31, 2021, a decrease of 50 basis points. The cost of interest-bearing liabilities increased by 96 basis points to 1.25% from 0.29%, while the yield on interest-earning assets increased by 21 basis points to 4.86% from 4.65% for the previous year. Average earning assets increased by $692.4 million, primarily due to an increase of $661.4 million in average loans and an increase of $31.0 million in average total investments. Average interest-bearing liabilities increased by $641.5 million as average interest-bearing deposits increased by $491.3 million and average borrowings increased by $150.2 million.

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

Average Balances, Interest and Yields

The following tables present, for the years ended December 31, 2022, 2021 and 2020, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Year Ended December 31,
	2022			2021			2020
	Average	Interest and	Yield /	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$225,154	$3,524	1.57%	$207,771	$500	0.24%	$147,431	$1,056	0.72%
Securities purchased under agreements to resell	—	—	—	—	—	—	29,932	271	0.91
Investment securities	35,188	881	2.50	21,573	390	1.81	17,806	410	2.30
Total investments	260,342	4,405	1.69	229,344	890	0.39	195,169	1,737	0.89
Construction and development	35,562	1,898	5.34	48,076	2,513	5.23	31,658	1,685	5.32
Commercial real estate	589,017	38,582	6.55	503,968	29,750	5.90	478,481	27,316	5.71
Commercial and industrial	55,516	3,920	7.06	119,640	8,407	7.03	112,313	5,301	4.72
Residential real estate	2,090,389	98,277	4.70	1,437,377	67,058	4.67	763,136	41,391	5.42
Consumer and Other	193	138	71.50	188	123	65.43	989	179	18.10
Gross loans(2)	2,770,677	142,815	5.15	2,109,249	107,851	5.11	1,386,577	75,872	5.47
Total earning assets	3,031,019	147,220	4.86	2,338,593	108,741	4.65	1,581,746	77,609	4.91
Noninterest-earning assets	156,185			122,038			98,504
Total assets	3,187,204			2,460,631			1,680,250
Interest-bearing liabilities:
NOW and savings deposits	186,061	1,046	0.56	112,943	222	0.20	68,610	166	0.24
Money market deposits	1,130,439	16,067	1.42	726,268	1,693	0.23	248,633	1,731	0.70
Time deposits	513,867	6,445	1.25	499,856	2,033	0.41	596,325	9,021	1.51
Total interest-bearing deposits	1,830,367	23,558	1.29	1,339,067	3,948	0.29	913,568	10,918	1.20
Borrowings	373,238	4,051	1.09	223,027	624	0.28	82,955	571	0.69
Total interest-bearing liabilities	2,203,605	27,609	1.25	1,562,094	4,572	0.29	996,523	11,489	1.15
Noninterest-bearing liabilities:
Noninterest-bearing deposits	599,340			559,797			394,338
Other noninterest-bearing liabilities	63,997			76,727			62,153
Total noninterest-bearing liabilities	663,337			636,524			456,491
Shareholders' equity	320,262			262,013			227,236
Total liabilities and shareholders' equity	$3,187,204			$2,460,631			$1,680,250
Net interest income		$119,611			$104,169			$66,120
Net interest spread			3.61			4.36			3.76
Net interest margin			3.95			4.45			4.18
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Year Ended December 31,
	2022 Compared to 2021			2021 Compared to 2020
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$458	$2,586	$3,044	$274	$(830)	$(556)
Securities purchased under agreements to resell	—	—	—	(271)	—	(271)
Investment securities	505	(34)	471	19	(39)	(20)
Total investments	963	2,552	3,515	22	(869)	(847)
Construction and development	(685)	70	(615)	752	76	828
Commercial real estate	5,030	3,802	8,832	3,460	(1,026)	2,434
Commercial and industrial	(4,667)	180	(4,487)	407	2,699	3,106
Residential real estate	30,875	344	31,219	31,587	(5,920)	25,667
Consumer and Other	7	8	15	(94)	38	(56)
Gross loans(2)	30,560	4,404	34,964	36,112	(4,133)	31,979
Total earning assets	31,523	6,956	38,479	36,134	(5,002)	31,132
Interest-bearing liabilities:
NOW and savings deposits	197	627	824	90	(34)	56
Money market deposits	1,817	12,557	14,374	1,177	(1,215)	(38)
Time deposits	490	3,922	4,412	(1,934)	(5,054)	(6,988)
Total interest-bearing deposits	2,504	17,106	19,610	(667)	(6,303)	(6,970)
Borrowings	662	2,765	3,427	552	(499)	53
Total interest-bearing liabilities	3,166	19,871	23,037	(115)	(6,802)	(6,917)
Net interest income	$28,357	$(12,915)	$15,442	$36,249	$1,800	$38,049
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Loan balances include nonaccrual loans and loans held for sale.

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

Year ended December 31, 2022 compared to year ended December 31, 2021

We recorded a credit provision for loan losses of $2.8 million during the year ended December 31, 2022 compared to $6.9 million provision expense recorded during the year ended December 31, 2021. The credit provision for loan losses recorded during the year ended December 31, 2022 was due to the release of additional reserves allocated for the uncertainties in our loan portfolio caused by the COVID-19 pandemic as certain loans that were modified during the COVID-19 pandemic returned to their contractual payment terms. We did not experience the level of credit deterioration for these loans that we had initially anticipated. Our allowance for loan losses as a percentage of gross loans for the periods ended December 31, 2022 and 2021 was 0.45% and 0.67%, respectively. None of the ALL balance was allocated to our PPP loan portfolio at December 31, 2022 and 2021. Our ALL as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for loan loss ratios compared to other commercial or consumer loans.

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

Noninterest Income

Noninterest income is an important component of our total revenues. A portion of our noninterest  income is associated with SBA and residential mortgage lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. Other sources of noninterest  income include service charges on deposit accounts and other service charges, commissions and fees.

The following table sets forth the major components of our noninterest income for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in thousands)	2022	2021	2020	$ Change	% Change	$ Change	% Change
Noninterest Income:
Service charges on deposit accounts	$1,991	$1,696	$1,312	$295	17.4%	$384	29.3%
Other service charges, commissions and fees	9,725	14,437	8,545	(4,712)	(32.6)	5,892	69.0
Gain on sale of residential mortgage loans	2,017	—	2,529	2,017	100.0	(2,529)	(100.0)
Mortgage servicing income, net	(561)	(564)	1,308	3	0.5	(1,872)	(143.1)
Gain on sale of SBA loans	2,068	10,952	6,467	(8,884)	(81.1)	4,485	69.4
SBA servicing income, net	1,825	5,884	6,130	(4,059)	(69.0)	(246)	(4.0)
Other income	2,139	1,398	920	741	53.0	478	52.0
Total noninterest income	$19,204	$33,803	$27,211	$(14,599)	(43.2)%	$6,592	24.2%

Year ended December 31, 2022 compared to year ended December 31, 2021

Service charges on deposit accounts were $2.0 million for the year ended December 31, 2022 compared to $1.7 million for the year ended December 31, 2021, an increase of $295,000, or 17.4%. The increase was primarily attributable to increased analysis fees and overdraft fees.

Other service charges, commissions and fees decreased $4.7 million, or 32.6%, to $9.7 million for year ended December 31, 2022 compared to $14.4 million for the year ended December 31, 2021. The decrease is mainly attributable to lower underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume declined during the year ended December 31, 2022 compared to the year ended December 31, 2021.

Mortgage loan originations totaled $833.6 million during the year ended December 31, 2022 compared to $1.20 billion during the year ended December 31, 2021.

Total gain on sale of loans was $4.1 million for the year ended December 31, 2022 compared to $11.0 million for the year ended December 31, 2021, a decrease of $6.9 million, or 62.7%.

Gain on sale of residential loans totaled $2.0 million for the year ended December 31, 2022 compared to no gain on sale of residential mortgage loans recorded for the year ended December 31, 2021 as no mortgage loans were sold during 2021. We sold $94.9 million in residential mortgage loans with an average premium of 2.13% during the year ended December 31, 2022.

Gain on sale of SBA loans totaled $2.1 million for the year ended December 31, 2022 compared to $11.0 million for the year ended December 31, 2021. We sold $31.5 million in SBA loans during the year ended December 31, 2022 with average premiums of 8.45% compared to the sale of $124.7 million in SBA loans with an average premium of 10.67% in the same period in 2021.

Mortgage loan servicing income had an expense balance of $561,000 for the year ended December 31, 2022 compared to an expense balance of $564,000 for the year ended December 31, 2021, a slight increase of $3,000, or 0.5%. Included in mortgage loan servicing income for the year ended December 31, 2022 was $3.2 million in mortgage servicing fees compared to $4.7 million for 2021, and capitalized mortgage servicing assets of $761,000 for the year ended December 31, 2022 compared to $0 for 2021. These amounts were offset by mortgage loan servicing asset amortization of $4.7 million for the year ended December 31, 2022 compared to $5.7 million for the year ended December 31, 2021. During the year ended December 31, 2022, we recorded fair value impairment recovery of $163,000 on our mortgage servicing assets compared to a fair value impairment recovery of $478,000 recorded during the year ended December 31, 2021. Our total residential mortgage loan servicing portfolio was $526.7 million at December 31, 2022 compared to $608.2 million at December 31, 2021.

SBA servicing income was $1.8 million for the year ended December 31, 2022 compared to $5.9 million for the year ended December 31, 2021, a decrease of $4.1 million, or 69.0%. Our total SBA loan servicing portfolio was $465.1 million as of December 31, 2022 compared to $543.0 million as of December 31, 2021. SBA servicing fees totaled $5.0 million for the year ended December 31, 2022 compared to $5.3 million for the year ended December 31, 2021. Our SBA servicing rights are carried at fair value and inputs used to calculate fair value change from period to period. During the year ended December 31, 2022, we recorded a $3.1 million fair value adjustment charge on our SBA servicing rights compared to a $619,000 fair value gain on our SBA servicing rights during the year ended December 31, 2021.

Other noninterest income was $2.1 million for the year ended December 31, 2022 compared to $1.4 million for the year ended December 31, 2021, an increase of $741,000, or 53.0%. The largest component of other noninterest income is the income on bank owned life insurance, which totaled $1.7 million and $1.1 million, respectively, for the years ended December 31, 2022 and 2021.

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

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
(Dollars in thousands )	2022	2021	2020	$ Change	% Change	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$30,502	$30,112	$25,500	$390	1.3%	$4,612	18.1%
Occupancy and equipment	4,857	5,028	5,083	(171)	(3.4)	(55)	(1.1)
Data processing	1,095	1,100	1,078	(5)	(0.5)	22	2.0
Advertising	606	541	566	65	12.0	(25)	(4.4)
Other expenses	13,305	11,643	8,873	1,662	14.3	2,770	31.2
Total noninterest expense	$50,365	$48,424	$41,100	$1,941	4.0%	$7,324	17.8%

Year ended December 31, 2022 compared to year ended December 31, 2021

Salaries and employee benefits expense for the year ended December 31, 2022 was $30.5 million compared to $30.1 million for the year ended December 31, 2021, an increase of $390,000, or 1.3%. This increase was mainly attributable to the increase in the overall number of employees necessary to support our continued growth and annual salary adjustments, as well as increased restricted stock expense, offset by lower commissions paid to our loan officers as loan volume declined during the year ended December 31, 2022. The average number of full-time equivalent employees was 216 for the year ended December 31, 2022 compared to 213 for the year ended December 31, 2021.

Occupancy expense for the year ended December 31, 2022 was $4.9 million compared to $5.0 million for the same period during 2021, a decrease of $171,000, or 3.4%. This decrease was partially due to lower maintenance and repairs expense and rent expense.

Data processing expense for the years ended December 31, 2022 and 2021 remained flat at $1.1 million.

Advertising expense for the year ended December 31, 2022 was $606,000 compared to $541,000 for 2021, an increase of $65,000, or 12.0%. The increase was consistent with the continued growth of our loans and deposit.

Other expenses for the year ended December 31, 2022 were $13.3 million compared to $11.6 million for the year ended December 31, 2021, an increase of $1.7 million, or 14.3%. The increase was primarily due to higher FDIC deposit insurance premiums, professional fees, communication expenses, and fair value losses on our equity investments, offset by lower loan and other real estate owned expenses. Included in other expenses were directors’ fees of $565,000 and $455,000 for the years ended December 31, 2022 and 2021, respectively.

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

Income Tax Expense

Income tax expense for the years ended December 31, 2022, 2021 and 2020 was $28.6 million, $20.9 million and $12.4 million, respectively. The Company’s effective tax rates for the years ended December 31, 2022, 2021 and 2020 were 31.4%, 25.3% and 25.4%, respectively. The significant increase in the effective tax rate for the year ended December 31, 2022 was due to the re-allocation of state income tax apportionment schedules from prior year tax returns, as well as corrections for the treatment of prior year’s state tax credits.

We had a net deferred tax liability of $1.6 million at December 31, 2022, a net deferred tax asset of $2.2 million at December 31, 2021 and net deferred tax liability of $1.0 million at December 31, 2020.

Return on Equity and Assets

The following table sets forth our return on average assets, return on average equity, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Return on average assets	1.96%	2.51%	2.17%
Return on average equity	19.55%	23.55%	16.02%
Dividend payout ratio	24.52%	19.17%	28.32%
Average shareholders' equity to average assets	10.05%	10.65%	13.52%

For the year ended December 31, 2022, our average equity includes $7.6 million of average accumulated other comprehensive income. This amount includes unrealized losses on our available for sale securities portfolio and significant unrealized gains on our interest rate derivatives. Excluding the average accumulated other comprehensive income balance, the return on average equity was 20.02% for the year ended December 31, 2022. The average accumulated other comprehensive icome balance had little to no impact on the return on average equity for the years ended December 31, 2021 and 2020.

Financial Condition

Total assets increased $321.1 million, or 10.3%, to $3.43 billion at December 31, 2022 as compared to $3.11 billion at December 31, 2021. The increase in total assets was primarily attributable to increases in loans held for investment of $550.6 million, federal funds sold of $19.7 million, bank owned life insurance of $9.7 million and interest rate derivative assets of $28.4 million, partially offset by a $281.6 million decrease in cash and due from banks which was used to help fund our loan growth.

Loans

Our loans represent the largest portion  of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

Our gross loans increased $553.8 million, or 22.1%, to $3.07 billion as of December 31, 2022 compared to $2.51 billion as of December 31, 2021. Our loan growth during the year ended December 31, 2022 was comprised of an increase of $8.9 million, or 23.0%, in construction and development loans, an increase of $136.8 million, or 26.3%, in commercial real estate loans, a decrease of $19.9 million, or 27.2%, in commercial and industrial loans, an increase of $427.9 million, or 22.8%, in residential real estate loans and an increase of $137,000, or 173.4%, in consumer and other loans. Included in commercial and industrial loans were PPP loans with outstanding balances totaling $713,000 and $31.0 million as of December 31, 2022 and 2021, respectively.

The following table presents the ending balance of each major category in our loan portfolio at the dates indicated.

	December 31,
	2022		2021		2020		2019		2018
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Development	$47,779	1.6%	$38,857	1.6%	$45,653	2.8%	$31,739	2.7%	$42,718	3.7%
Commercial Real Estate	657,246	21.4	520,488	20.7	477,419	29.2	424,950	36.5	396,598	34.6
Commercial and Industrial	53,173	1.7	73,072	2.9	137,239	8.4	53,105	4.6	33,100	2.9
Residential Real Estate	2,306,915	75.3	1,879,012	74.8	974,445	59.6	651,645	56.0	670,341	58.5
Consumer and other	216	0.0	79	0.0	183	0.0	1,768	0.2	2,957	0.3
Total gross loans	3,065,329	100.0%	2,511,508	100.0%	1,634,939	100.0%	1,163,207	100.0%	1,145,714	100.0%
Unearned income	(9,640)		(6,438)		(4,595)		(2,045)		(2,139)
Allowance for loan losses	(13,888)		(16,952)		(10,135)		(6,839)		(6,645)
Total loans, net	$3,041,801		$2,488,118		$1,620,209		$1,154,323		$1,136,930

The following table presents the maturity distribution of our loans as of December 31, 2022. The table also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	December 31, 2022
(Dollars in thousands)	One Year or Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Construction and Development	$40,426	$6,286	$1,067	$—	$47,779
Commercial Real Estate	21,332	211,482	172,320	252,112	657,246
Commercial and Industrial	11,231	7,237	34,705	—	53,173
Residential Real Estate	—	—	1,044,896	1,262,019	2,306,915
Consumer and other	216	—	—	—	216
Total gross loans	$73,205	$225,005	$1,252,988	$1,514,131	$3,065,329

Amounts with fixed rates	$46,474	$121,439	$1,080,496	$209,918	$1,458,327
Amounts with floating or adjustable rates	26,731	103,566	172,492	1,304,213	1,607,002
Total gross loans	$73,205	$225,005	$1,252,988	$1,514,131	$3,065,329

Our loan portfolio is concentrated in commercial real estate and residential mortgage loans with the remaining balance in construction and development, commercial and industrial, and consumer loans. 98.3% of our gross loans were secured by real property as of December 31, 2022, compared  to 97.1% as of December 31, 2021 and 91.6% as of December 31, 2020.

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

The principal categories of our loan portfolios  are discussed below:

Construction and development loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction. Interest reserves are generally established on real estate construction loans. These loans typically carry a fixed interest rate and have maturities of less than 18 months. Our LTV policy limits are 65% for construction and development loans. Additionally, we impose limits on the total dollar amount of this category of our portfolio. The risks inherent in construction lending may affect adversely our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. Advances on construction loans are made relative to the overall percentage of completion on the project in an effort to remain adequately secured. Such properties may not be sold or leased so as to generate the cash flow anticipated by the borrower.

As of December 31, 2022, our construction and development loans comprised $47.8 million, or 1.6%, of total loans, compared to $38.9 million, or 1.6%, of total loans as of December 31, 2021. This compares to $45.7 million, or 2.8%, of total loans as of December 31, 2020.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-owner occupied commercial real estate. We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain  a personal guarantee from responsible parties. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. At December 31, 2022, approximately 89.6% of our commercial real estate loans were owner-occupied.

As of December 31, 2022, our loans secured by commercial real estate were $657.2 million, or 21.4%, of total loans compared to $520.5 million, or 20.7%, as of December 31, 2021. This increase was due to consistent loan production and market demand for these types of loans. Commercial real estate loans were $477.4 million, or 29.2%, of our portfolio as of December 31, 2020. Our non-owner occupied commercial real estate loans make up a small percentage of our overall commercial real estate loan portfolio. Non-owner occupied commercial real estate loans were 10.4%, 12.4%, and 13.6%, as a percentage of commercial real estate loans for the years ending December 31, 2022, 2021, and 2020, respectively.

We originate both fixed and adjustable rate loans. Adjustable rate loans are based on LIBOR, prime rate or constant  maturity treasury (“CMT”). At December 31, 2022 and 2021, approximately 25.2% and 20.9% of the commercial real estate portfolio consisted of fixed-rate loans, respectively. Our policy maximum LTV is 85% for commercial real estate loans. However, our weighted average LTV is well below this policy maximum. Newly originated and renewed non-SBA commercial real estate loans for the years ending December 31, 2022 and 2021 carried a weighted average LTV of 57.7% and 59.5%, respectively.

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

As of December 31, 2022, our commercial and industrial loans comprised $53.2 million, or 1.7%, of total loans, compared to $73.1 million, or 2.9% of total loans as of December 31, 2021. This compares to $137.2 million, or 8.4%, of total loans as of December 31, 2020. These decreases were mainly due to the forgiveness of PPP loans that were originated in 2020 and 2021.

A significant portion of both our commercial real estate and commercial and industrial loans are SBA loans. We are designated an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We have historically sold the guaranteed portion (75%-90%) of the SBA loans that we originate. Our SBA loans are typically made to small-sized retail, hotel/motel, service and distribution businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral  may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance. As of December 31, 2022, our SBA portfolio totaled $304.3 million compared to $269.8 million as of December 31, 2021. This increase was primarily the result of the Company electing to stop selling the guaranteed portion of our SBA loans beginning in the second quarter of 2022 since the sales premium offered by third party investors significantly declined compared to prior year. We originated and sold $136.7 million and $31.5 million during the year ended December 31, 2022 compared to originations and sales of $285.8 million and $124.7 million for the year ended December 31, 2021. We originated and sold $245.7 million and $128.6 million of SBA loans during the year ended December 31, 2020.

From our total SBA loan portfolio of $304.3 million at December 31, 2022, $269.8 million is secured by real estate and $34.5 million (including PPP loans of $713,000) is unsecured or secured by business assets, which we classify as commercial and industrial loans.

As a preferred SBA lender, we participated in the Paycheck Protection Program (“PPP”) created under the CARES Act and implemented by the SBA to help provide loans to our business customers in need. During the first round of PPP funding in the second and third quarters of 2020, the Company approved and funded over 1,800 PPP loans totaling $97.0 million. These PPP loans were funded with our current cash balances and all PPP loans are fully guaranteed by the SBA. The SBA had granted forgiveness for these PPP loans for 99.9% of the PPP loans funded.

The Economic Aid Act, signed into law on December 27, 2020, authorized an additional $284.5 billion in new PPP funding and extended the authority of lenders to make PPP loans through May 31, 2021. We participated in this new round of PPP loan funding by offering first and second draw loans. As of December 31, 2021, the Company had approved and funded over 1,000 PPP loans totaling $62.0 million under this new round of PPP loan funding. The SBA had granted forgiveness for these PPP loans for 99.0% of the PPP loans funded.

Residential real estate loans. We originate mainly non-conforming single-family residential mortgage loans through  our branch network, without the use of any third party originator. During 2022, our primary loan products were 15-year and 30-year fixed rate products and a five-year or ten-year hybrid adjustable rate mortgage which reprice after five or ten years to the one-year CMT plus certain spreads. We originate the residential mortgage loans to hold for investment and also sell on the secondary market when premiums are elevated.

As of December 31, 2022, our residential real estate loans comprised $2.31 billion, or 75.3%, of total loans, compared  to $1.88 billion, or 74.8%, of total loans as of December 31, 2021. This compares to $974.4 million, or 59.6%, of total loans as of December 31, 2020. The increase in 2022 was due to management’s decision to hold all of our production for investment rather than sell our residential loans on the secondary market. During the years ended December 31, 2022 and 2021, we originated $833.6 million and $1.20 billion and sold $94.9 and $0 million, respectively, in residential mortgage loans. During the year ended December 31, 2020, we originated $484.2 million and sold $92.7 million in residential mortgage loans.

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

As of December 31, 2022, our consumer and other loans totaled $216,000 compared to $79,000 as of December 31, 2021. This compares to $183,000 as of December 31, 2020.

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

Nonperforming loans were $20.2 million at December 31, 2022 compared to $11.8 million at December 31, 2021 and $13.1 million at December 31, 2020. The increase from December 31, 2021 to December 31, 2022 was primarily attributable to a $1.2 million increase in nonaccrual commercial real estate loans and a $7.2 million increase in accruing troubled debt restructured loans. The decrease from December 31, 2020 to December 31, 2021 was primarily attributable to a $2.4 million decrease in nonaccrual residential real estate loans, offset by a $857,000 increase in nonaccrual commercial real estate loans and $342,000 increase in loans past due ninety days or more and still accruing. The decrease from December 31, 2019 to December 31, 2020 was primarily attributable to a $1.4 million decrease in nonaccrual construction and development loans and $627,000 decrease in nonaccrual residential real estate loans. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2022, 2021 and 2020. We recognized interest income on loans modified under troubled debt restructurings of $540,000, $131,000 and $143,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loans modified under troubled debt restructurings. At December 31, 2022, included in nonaccrual loans were $4.9 million of commercial real estate loans, $136,000 in commercial and industrial loans and $5.0 million in residential real estate loans. Nonaccrual loans at December 31, 2021 comprised of $3.7 million of commercial real estate loans, $152,000 in commercial and industrial loans and $4.9 million in residential real estate loans. The weighted average LTV of nonaccrual residential real estate loans was approximately 51.4% at December 31, 2022.

	December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Nonaccrual loans	$10,065	$8,759	$10,203	$12,236	$5,667
Past due loans 90 days or more and still accruing	180	342	—	—	—
Accruing troubled debt restructured loans	9,919	2,697	2,891	2,459	3,298
Total nonperforming loans	20,164	11,798	13,094	14,695	8,965
Other real estate owned	4,328	3,618	3,844	423	—
Total nonperforming assets	$24,492	$15,416	$16,938	$15,118	$8,965
Nonperforming loans to gross loans	0.66%	0.47%	0.80%	1.26%	0.78%
Nonperforming assets to total assets	0.71%	0.50%	0.89%	0.93%	0.63%
Allowance for loan losses to nonperforming loans	68.88%	143.69%	77.40%	46.54%	74.12%

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

The allowance for loan losses was $13.9 million at December 31, 2022 compared to $16.9 million at December 31, 2021, a decrease of $3.0 million, or 18.1%. The decrease in the allowance for loan losses balance was due to the release of additional reserves allocated for uncertainties in our loan portfolio caused by the COVID-19 pandemic as certain loans that were modified during the COVID-19 pandemic returned to their contractual payment terms. We did not experience the level of credit deterioration for these loans that we had initially anticipated. The Company is not required to implement the provisions of the CECL accounting standard issued by the FASB in the ASU No. 2016-13 until January 1, 2023, and continued to account for the allowance for loan losses under the incurred loss model as of December 31, 2022.

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

Analysis of the Allowance for Loan Losses. The following table provides an analysis of the allowance for loan losses, provision for loan losses and net charge-offs for the periods presented below:

	December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Balance, beginning of period	$16,952	$10,135	$6,839	$6,645	$6,925
Charge-offs:
Construction and development	—	—	—	—	—
Commercial real estate	—	67	109	237	88
Commercial and industrial	390	64	51	14	39
Residential real estate	—	—	—	—	—
Consumer and other	—	—	97	525	1,939
Total charge-offs	390	131	257	776	2,066
Recoveries:
Construction and development	—	—	—	—	—
Commercial real estate	7	12	10	752	22
Commercial and industrial	81	—	25	—	—
Residential real estate	—	—	—	—	—
Consumer and other	5	7	51	218	527
Total recoveries	93	19	86	970	549
Net charge-offs/(recoveries)	297	112	171	(194)	1,517
Provision for loan losses	(2,767)	6,929	3,467	—	1,237
Balance, end of period	$13,888	$16,952	$10,135	$6,839	$6,645
Total loans at end of period	$3,065,329	$2,511,508	$1,634,939	$1,163,207	$1,145,714
Average loans(1)	2,761,195	2,109,249	1,365,129	1,218,219	1,110,451
Net charge-offs to average loans	0.01%	0.01%	0.01%	(0.02)%	0.14%
Allowance for loan losses to total loans	0.45%	0.67%	0.62%	0.59%	0.58%
(1)	Excludes loans held for sale.

Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio as of December 31, 2022.

The following table presents a summary of the allocation of the allowance for loan losses by loan portfolio segment for the periods indicated:

	December 31,
	2022		2021		2020		2019		2018
	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to
(Dollars in thousands)	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans	Loan Losses	Total Loans
Construction and Development	$124	1.6%	$100	1.6%	$178	2.8%	$131	2.7%	$235	3.7%
Commercial Real Estate	2,811	21.4	4,146	20.7	5,161	29.2	2,320	36.5	2,601	34.6
Commercial and Industrial	1,326	1.7	4,989	2.9	438	8.4	448	4.6	380	2.9
Residential Real Estate	9,626	75.3	7,717	74.8	4,350	59.6	3,457	56.0	3,042	58.5
Consumer and other	1	—	—	—	8	—	91	0.2	387	0.3
Unallocated	—	—	—	—	—	—	392	—	—	—
Total allowance for loan losses	$13,888	100.0%	$16,952	100.0%	$10,135	100.0%	$6,839	100.0%	$6,645	100.0%

Investment Securities

Our securities portfolio is the third largest component of our interest earning assets. The portfolio serves the following purposes: (i) to optimize the Bank’s income consistent with the investment portfolio’s liquidity and risk objectives; (ii) to balance market and credit risks of other assets and the Bank’s liability structure; (iii) to profitably  deploy funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes; and (iv) to provide collateral which the Bank is required to pledge against public funds.

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

All of the debt securities in our investment portfolio were classified as available-for-sale as of December 31, 2022. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of U.S. government-sponsored agency securities, home mortgage-backed securities and state and municipal bonds. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of December 31, 2022, 2021 or 2020.

The following table presents the amortized cost and fair value of our available-for-sale securities portfolio as of the dates presented.

	Year Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government entities and agencies	$5,059	$5,059	$6,949	$6,949	$9,306	$9,306
States and political subdivisions	8,121	6,403	8,169	8,361	7,182	7,429
Mortgage-backed GSE residential	9,540	7,783	10,562	10,423	1,368	1,382
Total securities available for sale	$22,720	$19,245	$25,680	$25,733	$17,856	$18,117

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. At December 31, 2022, we evaluated the securities which had an unrealized loss for other than temporary impairment (OTTI) and determined all declines in value to be temporary. We anticipate full recovery of amortized cost with respect to these securities by maturity, or sooner in the event of a more favorable market interest rate environment. We do not intend to sell these securities and it is not more likely than not that we will be required to sell them before recovery of the amortized  cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale as of the dates presented. Expected maturities may differ from contractual maturities if borrowers  have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2022
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
Obligations of U.S. Government entities and agencies	$—	—%	$5,059	3.55%	$—	—%	$—	—%	$5,059	3.55%
States and political subdivisions	—	—	834	2.09	372	2.33	5,197	2.19	6,403	2.19
Mortgage-backed GSE residential	782	1.52	1,746	1.60	1,068	1.81	4,187	1.89	7,783	1.78
Total securities available for sale	$782	1.52%	$7,639	2.94%	$1,440	1.94%	$9,384	2.06%	$19,245	2.32%

We have not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate our interest rate risk.

Equity Securities

As of December 31, 2022 and December 31, 2021, the Company had equity securities with carrying values totaling $10.3 million and $11.4 million, respectively. The equity securities consist of our investment in a bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the year ended December 31, 2022 and 2021, we recognized an unrealized loss of $1.1 million and $114,000, respectively, in net income on our equity securities. No unrealized gains or losses on equity securities were recognized in net income during the year ended December 31, 2020.

Deposits

Deposits represent the Bank’s primary source of funds, and we gather deposits primarily through our branch locations, as well as the use of wholesale and brokered deposits. We offer a variety of deposit products including demand deposit accounts, interest-bearing products, savings accounts and certificate of deposits. We put continued effort into gathering noninterest-bearing demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and expansion into new markets.

Total deposits increased $403.8 million, or 17.8%, to $2.67 billion at December 31, 2022 compared to $2.26 billion at December 31, 2021. As of December 31, 2022, 22.9% of total deposits were comprised of noninterest-bearing demand accounts and 77.1% of interest-bearing deposit accounts compared to 26.2% and 73.8% as of December 31, 2021, respectively. Total deposits increased $783.1 million, or 52.9%, to $2.26 billion at December 31, 2021 compared to $1.48 billion at December 31, 2020.  Our noninterest-bearing demand accounts were 31.3% of total deposits and our interest-bearing deposits accounted for the remaining 68.7% of our deposits as of December 31, 2020.

As of December 31, 2022 and 2021, the Company had estimated uninsured deposits of $874.7 million and $619.5 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting.

We had brokered deposits of $523.7 million, or 19.6% of total deposits, at December 31, 2022 compared to $425.1 million, or 18.8% of total deposits, at December 31, 2021 and $164.3 million, or 11.1% of total deposits, at December 31, 2020. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support  our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate. These swap agreements are designated as cash flow hedges. As of December 31, 2022, the total amount of deposits tied to the Federal Funds Effective rate was $951.9 million. See Note 10 of our consolidated financial statements as of December 31, 2022, included elsewhere in this Annual Report on Form 10-K, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$599,340	—%	$559,797	—%	$394,338	—%
Interest-bearing demand deposits	159,277	0.62	84,502	0.19	48,702	0.20
Savings and money market deposits	695,758	1.21	394,553	0.34	250,605	0.71
Brokered money market deposits	461,465	1.66	360,156	0.11	17,936	0.12
Time deposits	513,867	1.25	499,856	0.41	596,325	1.51
Total interest-bearing deposits	1,830,367	1.29	1,339,067	0.29	913,568	1.20
Total deposits	$2,429,707	0.97%	$1,898,864	0.21%	$1,307,906	0.83%

The following table sets forth the scheduled maturities of time deposits of $250,000 or greater as of December 31, 2022:

(Dollars in thousands)	December 31, 2022
Remaining maturity:
Three months or less	$11,814
Over three through six months	22,020
Over six through twelve months	282,165
Over twelve months	75,634
Total time deposits $250,000 or greater	$391,633

Borrowed Funds

Other than deposits, the Company utilizes FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At December 31, 2022 and 2021, we had $375.0 million and $500.0 million, respectively, of outstanding advances from the FHLB.

The following table provides information related to our FHLB Advances for the periods indicated:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Maximum amount outstanding at any month-end during the period	$500,000	$500,000	$110,000
Balance outstanding at end of period	375,000	500,000	110,000
Average outstanding balance during the period	368,333	237,500	82,500
Weighted average interest rate during the period	1.16%	0.26%	0.69%
Weighted average interest rate at end of period	1.94	0.12	0.58

In addition  to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at December 31, 2022 and 2021. We did not have any advances outstanding under these agreements for any of the periods presented. We also have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of December 31, 2022 and  2021. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale deposits and additional borrowings from correspondent banks, FHLB  advances, and the Federal Reserve discount window.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2022 and 2021, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, we have access to the Federal Reserve’s discount window in the amount of $10.0 million with no borrowings outstanding as of December 31, 2022 and 2021. The Federal Reserve discount window line is collateralized by a pool of commercial real estate loans and commercial and industrial loans.

At December 31, 2022 and 2021, we had $375.0 million and $500.0 million, respectively, of outstanding advances from the FHLB. Based on the values of residential mortgage loans pledged as collateral, we had $633.6 million and $326.9 million of additional borrowing availability with the FHLB as of December 31, 2022 and 2021, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2022 and 2021. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2022 and 2021. As of December 31, 2022, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2022 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

					To Be Well Capitalized
			Minimum Capital Required		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$338,185	16.68%	212,932	10.50%	N/A	N/A
Bank	336,866	16.61%	212,915	10.50	202,777	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	324,297	15.99%	172,374	8.50%	N/A	N/A
Bank	322,978	15.93%	172,360	8.50	162,221	8.00%
Common Tier 1 (CET1)
Consolidated	324,297	15.99%	141,955	7.00%	N/A	N/A
Bank	322,978	15.93%	141,944	7.00	131,805	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	324,297	9.57%	135,485	4.00%	N/A	N/A
Bank	322,978	9.54%	135,446	4.00	169,307	5.00%
As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$297,108	17.77%	175,564	10.50%	N/A	N/A
Bank	287,258	17.18%	175,525	10.50	167,166	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	280,156	16.76%	142,123	8.50%	N/A	N/A
Bank	270,306	16.17%	142,091	8.50	133,733	8.00%
Common Tier 1 (CET1)
Consolidated	280,156	16.76%	117,043	7.00%	N/A	N/A
Bank	270,306	16.17%	117,016	7.00	108,658	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	280,156	9.44%	118,682	4.00%	N/A	N/A
Bank	270,306	9.11%	118,667	4.00	148,333	5.00%

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations as of December 31, 2022:

	Payments Due by Period at December 31, 2022
(Dollars in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$1,857,430	$—	$—	$—	$1,857,430
Time deposits	663,704	145,144	560	—	809,408
FHLB advances	—	—	25,000	350,000	375,000
Operating lease liabilities	1,776	3,222	2,406	1,481	8,885
Total contractual obligations	$2,522,910	$148,366	$27,966	$351,481	$3,050,723

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

The following table presents outstanding financial commitments whose contractual amount represents credit risks as of the dates indicated:

	December 31,
(Dollars in thousands)	2022	2021
Commitments to extend credit	$62,334	$61,345
Standby letters of credit	6,303	4,674
Total off-balance sheet commitments	$68,637	$66,019

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2022, 2021 and 2020 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-100	+200	-100
December 31, 2022	(1.60)%	2.50%	21.60%	12.90%
December 31, 2021	(3.60)%	(1.20)%	(8.70)%	(10.30)%
December 31, 2020	1.90%	0.50%	(2.00)%	(7.10)%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
December 31, 2022	(17.80)%	(11.90)%	(5.90)%	6.90%
December 31, 2021	(8.90)%	(3.60)%	(0.20)%	(11.90)%
December 31, 2020	3.90%	4.20%	2.60%	(10.30)%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of MetroCity Bankshares, Inc.

Doraville, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetroCity Bankshares, Inc. and subsidiary (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Atlanta, Georgia

March 10, 2023

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021

Assets:
Cash and due from banks	$150,964	$432,523
Federal funds sold	28,521	8,818
Cash and cash equivalents	179,485	441,341
Equity securities	10,300	11,386
Securities available for sale (at fair value)	19,245	25,733
Loans, less allowance for loan losses of $13,888 and $16,952, respectively	3,041,801	2,488,118
Accrued interest receivable	13,171	11,052
Federal Home Loan Bank stock	17,493	19,701
Premises and equipment, net	14,257	13,068
Operating lease right-of-use asset	8,463	9,338
Foreclosed real estate, net	4,328	3,618
SBA and USDA servicing asset, net	7,085	10,234
Mortgage servicing asset, net	3,973	7,747
Bank owned life insurance	69,130	59,437
Interest rate derivatives	28,781	367
Other assets	9,727	5,018
Total assets	$3,427,239	$3,106,158

Liabilities:
Deposits:
Non interest-bearing demand	$611,991	$592,444
Interest-bearing	2,054,847	1,670,576
Total deposits	2,666,838	2,263,020

Federal Home Loan Bank advances	375,000	500,000
Other borrowings	392	459
Operating lease liability	8,885	9,861
Accrued interest payable	2,739	204
Other liabilities	23,964	42,391
Total liabilities	3,077,818	2,815,935

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,169,709 and 25,465,236 shares issued and outstanding, respectively	252	255
Additional paid-in capital	45,298	51,559
Retained earnings	285,832	238,577
Accumulated other comprehensive income (loss)	18,039	(168)
Total shareholders' equity	349,421	290,223
Total liabilities and shareholders' equity	$3,427,239	$3,106,158

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2022	2021	2020
Interest and dividend income:
Loans, including fees	$142,815	$107,851	$75,872
Other investment income	4,330	885	1,429
Federal funds sold	75	5	308
Total interest income	147,220	108,741	77,609

Interest expense:
Deposits	23,558	3,948	10,918
FHLB advances and other borrowings	4,051	624	571
Total interest expense	27,609	4,572	11,489

Net interest income	119,611	104,169	66,120

Provision for loan losses	(2,767)	6,929	3,467

Net interest income after provision for loan losses	122,378	97,240	62,653

Noninterest income:
Service charges on deposit accounts	1,991	1,696	1,312
Other service charges, commissions and fees	9,725	14,437	8,545
Gain on sale of residential mortgage loans	2,017	—	2,529
Mortgage servicing income, net	(561)	(564)	1,308
Gain on sale of SBA loans	2,068	10,952	6,467
SBA servicing income, net	1,825	5,884	6,130
Other income	2,139	1,398	920
Total noninterest income	19,204	33,803	27,211

Noninterest expense:
Salaries and employee benefits	30,502	30,112	25,500
Occupancy and equipment	4,857	5,028	5,083
Data processing	1,095	1,100	1,078
Advertising	606	541	566
Other expenses	13,305	11,643	8,873
Total noninterest expense	50,365	48,424	41,100

Income before provision for income taxes	91,217	82,619	48,764
Provision for income taxes	28,615	20,918	12,370
Net income	$62,602	$61,701	$36,394

Earnings per share:
Basic	$2.46	$2.41	$1.42
Diluted	$2.44	$2.39	$1.41

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020

Net income	$62,602	$61,701	$36,394

Other comprehensive income (loss):

Unrealized holding (losses) gains on securities available for sale arising during the period	(3,528)	(208)	263
Net changes in fair value of cash flow hedges	27,804	(286)	—
Tax effect	(6,069)	131	(67)

Other comprehensive income (loss)	18,207	(363)	196

Comprehensive income	$80,809	$61,338	$36,590

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2020	25,529,891	$255	$53,854	$162,616	$(1)	$216,724
Net income	—	—	—	36,394	—	36,394
Stock based compensation expense	—	—	1,822	—	—	1,822
Vesting of restricted stock	144,682	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	196	196
Dividends declared on common stock ($0.40 per share)	—	—	—	(10,305)	—	(10,305)
Balance, December 31, 2020	25,674,573	$257	$55,674	$188,705	$195	$244,831
Net income	—	—	—	61,701	—	61,701
Stock based compensation expense	—	—	1,427	—	—	1,427
Vesting of restricted stock	101,472	1	(1)	—	—	—
Repurchase of common stock	(310,809)	(3)	(5,541)	—	—
Other comprehensive loss	—	—	—	—	(363)	(363)
Dividends declared on common stock ($0.46 per share)	—	—	—	(11,829)	—	(11,829)
Balance, December 31, 2021	25,465,236	$255	$51,559	$238,577	$(168)	$290,223
Net income	—	—	—	62,602	—	62,602
Stock based compensation expense	—	—	1,931	—	—	1,931
Vesting of restricted stock	101,097	1	(1)	—	—	—
Repurchase of common stock	(396,624)	(4)	(8,191)	—	—	(8,195)
Other comprehensive income	—	—	—	—	18,207	18,207
Dividends declared on common stock ($0.60 per share)	—	—	—	(15,347)	—	(15,347)
Balance, December 31, 2022	25,169,709	$252	$45,298	$285,832	$18,039	$349,421

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flow from operating activities:
Net income	$62,602	$61,701	$36,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,875	2,809	2,929
Provision for loan losses	(2,767)	6,929	3,467
Stock based compensation expense	1,931	1,427	1,822
Unrealized losses recognized on equity securities	1,086	114	—
Loss (gain) on sale of foreclosed real estate	15	108	(99)
Writedown of foreclosed real estate	—	—	141
Deferred income tax (benefit) expense	(2,956)	(3,074)	(1,950)
Origination of residential real estate loans held for sale	—	—	(6,992)
Proceeds from sales of residential real estate loans	96,932	—	95,314
Gain on sale of residential mortgages	(2,017)	—	(2,529)
Origination of SBA loans held for sale	(32,077)	(127,062)	(137,374)
Proceeds from sales of SBA loans held for sale	34,145	138,014	143,841
Gain on sale of SBA loans	(2,068)	(10,952)	(6,467)
Increase in cash value of bank owned life insurance	(1,693)	(1,131)	(587)
Increase in accrued interest receivable	(2,119)	(381)	(5,570)
Decrease (increase) in SBA and USDA servicing rights	3,149	(591)	(1,455)
Decrease in mortgage servicing rights	3,774	5,244	5,077
(Increase) decrease in other assets	(7,698)	2,705	(2,861)
Increase (decrease) in accrued interest payable	2,535	(18)	(668)
(Decrease) increase in other liabilities	(21,955)	(10,409)	20,125
Net cash flow provided by operating activities	134,694	65,433	142,558

Cash flow from investing activities:
Redemption of securities under resell agreements	—	—	15,000
Purchases of equity securities	—	(11,500)	—
Purchases of securities available for sale	—	(10,744)	(5,952)
Proceeds from maturities, calls or paydowns of securities available for sale	2,886	2,851	3,746
Redemption (purchase) of Federal Home Loan Bank stock	2,208	(13,554)	(2,305)
Increase in loans, net	(646,597)	(875,706)	(474,275)
Purchases of premises and equipment	(2,354)	(384)	(537)
Proceeds from sales of foreclosed real estate owned	41	986	1,459
Purchase of bank owned life insurance	(8,000)	(22,500)	(15,000)
Net cash flow used by investing activities	(651,816)	(930,551)	(477,864)

Cash flow from financing activities:
Increase in deposits, net	403,818	783,131	172,512
Proceeds from Federal Home Loan Bank advances	525,000	640,000	70,000
Repayments of Federal Home Loan Bank advances	(650,000)	(250,000)	(20,000)
Decrease in other borrowings, net	(67)	(24)	(2,646)
Repurchase of common stock	(8,195)	(5,544)	—
Dividends paid on common stock	(15,290)	(11,792)	(10,285)
Net cash flow provided by financing activities	255,266	1,155,771	209,581

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020

Net change in cash and cash equivalents	(261,856)	290,653	(125,725)
Cash and cash equivalents at beginning of period	441,341	150,688	276,413

Cash and cash equivalents at end of period	$179,485	$441,341	$150,688

Supplemental schedule of noncash investing and financing activities:

Transfer of loan principal to foreclosed real estate, net of write-downs	$766	$868	$4,922

Initial recognition of operating lease right-of-use assets	$1,761	$560	$131

Initial recognition of operating lease liabilities	$1,761	$560	$131

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$25,074	$4,590	$12,157

Income taxes	$34,311	$23,506	$14,771

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Prior to 2020, cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These regulatory reserve required amounts were included in Cash and Due from Banks. As of December 31, 2022 and 2021, no cash or cash equivalents balances were restricted.

Investment Securities

Debt securities that management has the intent and ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of the related tax effect. There were no held to maturity or trading securities at December 31, 2022 and 2021.

Purchase premiums and discounts are recognized in interest income using methods approximating the interest method over the terms of the securities. A decline in the market value of any available for sale or held to maturity security below cost that is deemed other than temporary results in a charge to earnings and the establishment of a new cost basis for the security. The general standards of accounting for other than temporary impairment (OTTI) losses requires the recognition of an OTTI loss in earnings only when an entity: (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis; or (3) does not expect to recover the entire amortized cost basis of the security. Realized gains and losses for securities classified as available for sale are included in earnings and are derived using the specific identification method for determining the amortized cost of securities sold.

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

Loans Held for Sale

Mortgage loans intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Loans transferred to the held-for-sale category are transferred at the lower of cost or fair value, with charges made recognized as a realized loss on sale of loans. Increases in fair value are not recognized until the loans are sold.

Realized gains and losses on sales of loans are based upon specific identification of the loan sold and included in noninterest income. Loans held for sale are generally sold with servicing rights retained and recorded at fair value at sale as servicing assets.

The Company sometimes sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained  interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount  between the asset sold and the retained interest, including these servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans, less allowance for loan losses in the accompanying consolidated balance sheets.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest on commercial, real estate loans and installment loans is credited to income on a daily basis based upon the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are capitalized and recognized as an adjustment of the yield of the related loan.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, computed principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements have a useful life equal to the shorter of useful life or lease term. Maintenance and repairs that do not extend the useful life of the premises and equipment are charged to expense. Expenditures for new or major improvements of premises and equipment (i.e. construction in process) are capitalized until placed in service and then depreciated over their estimated useful lives.

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

Residential Mortgage Servicing Rights

When residential mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. Residential mortgage servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2022 and 2021. Further, all years subsequent to 2019 remain subject to evaluation.

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

Comprehensive Income

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and cash flow hedges, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

Operating, Accounting and Reporting Considerations Related to COVID-19

Prior to 2022, the COVID-19 pandemic negatively impacted the global economy, including the Company’s market areas. In response to this crisis, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed by Congress and signed into law on March 27, 2020. The CARES Act provided an estimated $2.2 trillion to fight the COVID-19 pandemic and stimulate the economy by supporting individuals and businesses through loans, grants, tax changes, and other types of relief. Some of the provisions applicable to the Company include, but are not limited to:

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

The Company began offering short-term loan modifications to assist borrowers during the COVID-19 pandemic.  These modifications generally involved principal and/or interest payment deferrals for up to six months. These modifications generally meet the criteria of both Section 4013 of the CARES Act and the joint interagency statement, and therefore, the Company does not account for such loan modifications as TDRs.  As the COVID-19 pandemic persisted in negatively impacting the economy, the Company continued to offer additional loan modifications to borrowers struggling as a result of COVID-19.  Similar to the initial modifications granted, the additional round of loan modifications are granted specifically under Section 4013 of the CARES Act and generally involve principal and/or interest payment deferrals for up to an additional six months for commercial and consumer loans, and principal-only deferrals for up to an additional 12 months for selected commercial loans. On August 3, 2020, the Federal Financial Institutions Examination Council on behalf of its members (collectively “the FFIEC members”) issued a joint statement on additional loan accommodations related to COVID-19. The joint statement clarifies that for loan modifications in which Section 4013 is being applied, subsequent modifications could also be eligible under Section 4013. To be eligible, each loan modification must be (1) related to the COVID-19 event; (2) executed on a loan that was not more than 30 days past due as of December 31, 2019; and (3) executed between March 1, 2020, and the earlier of (A) 60 days after the date of termination of the National Emergency or (B) December 31, 2020.  The December 31, 2020 deadline was subsequently extended to January 1, 2022, by the CAA. The loan modifications granted under Section 4013 of the CARES Act were in compliance with the aforementioned FFIEC requirements. Accordingly, the Company did not account for such loan modifications as TDRs.

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

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” This ASU extends the period of time preparers can utilize the reference rate reform relief guidance provided by ASU 2020-04 and ASU 2021-01, which are discussed above. ASU 2022-06, which was effective upon issuance, defers the sunset date of this prior guidance from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief guidance in Topic 848. The adoption of ASU 2022-06 did not significantly impact our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) to replace the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. The CECL model is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and similar instruments) and net investments in leases recognized by a lessor. For debt securities with other-than-temporary impairment (“OTTI”), the guidance will be applied prospectively. Existing purchased credit impaired (“PCI”) assets will be grandfathered and classified as purchased credit deteriorated (“PCD”) assets at the date of adoption. The assets will be grossed up for the allowance of expected credit losses for all PCD assets at the date of adoption and will continue to recognize the noncredit discount in interest income based on the yield of such assets as of the adoption date. Subsequent changes in expected credit losses will be recorded through the allowance. The Company will adopt ASU 2016-13 on January 1, 2023.

The Company is finalizing its evaluation of the adoption of this ASU. The Company to date has selected the software vendor of choice for implementation, sourced and tested required data from the Company’s loan systems, tested data feeds to the model, contracted for and received results from independent third parties of model validation, performed an internal review of the CECL model and process, testing and finalization of internal controls, determined appropriate segmentations of its portfolio, selected a forecast period, as well as macroeconomic and qualitative assumptions, for reasonable and supportable forecasts, and has performed multiple parallel runs of the model. The Company currently estimates the allowance for loan losses will increase by a range of $3 million to $6 million as a result of the CECL adoption. In addition, the Company expects to recognize a liability for unfunded commitments between $100,000 and $500,000 upon adoption. The CECL adoption is expected to have no impact on our available for sale securities portfolio or other financial instruments. The Company will finalize the CECL adoption during the first quarter of 2023.

In March 2022, the FASB issued ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.” ASU 2022-02 eliminates the accounting guidance for troubled debt restructurings in Accounting Standards Codification (“ASC”) Subtopic 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Additionally, ASU 2022-02 requires entities to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC Subtopic 3126-20, Financial Instruments - Credit Losses - Measured at Amortized Cost. ASU 2022-02 will be effective in conjunction with our CECL adoption. The adoption of ASU 2022-02 is not expected to have a significant impact on our consolidated financial statements.

The Company has further evaluated other Accounting Standards Updates issued during 2022 but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$5,059	$—	$—	$5,059
States and political subdivisions	8,121	—	(1,718)	6,403
Mortgage-backed GSE residential	9,540	—	(1,757)	7,783
Total	$22,720	$—	$(3,475)	$19,245

	December 31, 2021
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$6,949	$—	$—	$6,949
States and political subdivisions	8,169	203	(11)	8,361
Mortgage-backed GSE residential	10,562	11	(150)	10,423
Total	$25,680	$214	$(161)	$25,733

The amortized costs and estimated fair values of investment securities available for sale at December 31, 2022, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities that are not due at a single maturity are shown separately.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	5,922	5,893
Due after five years but less than ten years	379	372
Due in more than ten years	6,879	5,197
Mortgage-backed GSE residential	9,540	7,783
Total	$22,720	$19,245

There were no securities pledged as of December 31, 2022 and 2021 to secure public deposits and repurchase agreements. There were no securities sold during 2022, 2021 and 2020.

Information pertaining to securities with gross unrealized losses at December 31, 2022 and 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	December 31, 2022
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$756	$3,556	$962	$2,847
Mortgage-backed GSE residential	48	541	1,709	7,242
Total	$804	$4,097	$2,671	$10,089

	December 31, 2021
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$11	$2,201	$—	$—
Mortgage-backed GSE residential	150	9,530	—	—
Total	$161	$11,731	$—	$—

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

At December 31, 2022, the twenty securities available for sale with an unrealized loss have depreciated 19.68% from the Company’s amortized cost basis. Nine of these securities have been in a loss position for greater than twelve months.

State and political subdivisions. The Company’s unrealized loss on eleven investments in state and political subdivision bonds relate to interest rate increases. Management currently does not believe it is probable that it will be unable to collect all amounts due according to the contractual terms of these investments. Because the Company does not plan to sell these investments, and because it is not more likely than not that the Company will be required to sell these investments before the recovery of the par value, which may be at maturity, management does not consider these investments to be other-than-temporarily impaired at December 31, 2022.

Mortgage-backed GSE residential. The Company’s unrealized loss on nine investments in residential GSE mortgage-backed securities was caused by interest rate increases. The contractual cash flows of these investments are guaranteed by an agency of the U.S. Government. Accordingly, it is expected that the securities would not be settled at a price less than the amortized cost base of the Company’s investment. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has no immediate plans to sell these investments, and because it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost base, which may be maturity, management does not consider these investments to be other-than-temporarily impaired at December 31, 2022.

Equity Securities

As of December 31, 2022 and 2021, the Company had equity securities with carrying values totaling $10.3 million and $11.4 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the years ended December 31, 2022 and 2021, we recognized an unrealized loss of $1.1 million and $114,000, respectively, in net income on our equity securities. The unrealized loss is recorded in Other Expenses on the Consolidated Statements of Income. No unrealized gains or losses on equity securities were recognized in net income during the year ended December 31, 2020.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at December 31, 2022 and 2021 are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Construction and development	$47,779	$38,857
Commercial real estate	657,246	520,488
Commercial and industrial	53,173	73,072
Residential real estate	2,306,915	1,879,012
Consumer and other	216	79
Total loans receivable	3,065,329	2,511,508
Unearned income	(9,640)	(6,438)
Allowance for loan losses	(13,888)	(16,952)
Loans, net	$3,041,801	$2,488,118

Included in the commercial and industrial loans are PPP loans totaling $713,000 and $31.0 million as of December 31, 2022 and 2021, respectively.

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

A summary of changes in the allowance for loan losses by portfolio segment for years ended December 31, 2022, 2021 and 2020 is as follows:

	Year Ended December 31, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Charge-offs	—	—	(390)	—	—	—	(390)
Recoveries	—	7	81	—	5	—	93
Provision	24	(1,342)	(3,354)	1,909	(4)	—	(2,767)
Ending balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888

	Year Ended December 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Charge-offs	—	(67)	(64)	—	—	—	(131)
Recoveries	—	12	—	—	7	—	19
Provision	(78)	(960)	4,615	3,367	(15)	—	6,929
Ending balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952

	Year Ended December 31, 2020
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Beginning balance	$131	$2,320	$448	$3,457	$91	$392	$6,839
Charge-offs	—	(109)	(51)	—	(97)	—	(257)
Recoveries	—	10	25	—	51	—	86
Provision	47	2,940	16	893	(37)	(392)	3,467
Ending balance	$178	$5,161	$438	$4,350	$8	$—	$10,135

The following tables present, by portfolio segment, the balance in the allowance for loan losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of December 31, 2022 and 2021.

	December 31, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$249	$465	$—	$—	$—	$714
Collectively evaluated for impairment	124	2,562	861	9,626	1	—	13,174
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888
Loans:
Individually evaluated for impairment	$—	$23,767	$1,122	$5,037	$—	$—	$29,926
Collectively evaluated for impairment	47,567	631,031	51,989	2,294,960	216	—	3,025,763
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$47,567	$654,798	$53,111	$2,299,997	$216	$—	$3,055,689

	December 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for loan losses:
Individually evaluated for impairment	$—	$242	$434	$—	$—	$—	$676
Collectively evaluated for impairment	100	3,904	4,555	7,717	—	—	16,276
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Loans:
Individually evaluated for impairment	$—	$6,395	$565	$4,889	$—	$—	$11,849
Collectively evaluated for impairment	38,567	512,253	71,419	1,870,903	—	79	2,493,221
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending loans balance	$38,567	$518,648	$71,984	$1,875,792	$—	$79	$2,505,070

Impaired loans as of December 31, 2022 and 2021, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2022	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	23,767	23,121	1,415	24,536	249
Commercial and industrial	1,122	155	997	1,152	465
Residential real estate	5,037	5,037	—	5,037	—
Total	$29,926	$28,313	$2,412	$30,725	$714

	Unpaid	Recorded	Recorded
	Total	Investment	Investment	Total
(Dollars in thousands)	Principal	With No	With	Recorded	Related
December 31, 2021	Balance	Allowance	Allowance	Investment	Allowance
Construction and development	$—	$—	$—	$—	$—
Commercial real estate	6,395	5,451	957	6,408	242
Commercial and industrial	565	25	585	610	434
Residential real estate	4,889	4,889	—	4,889	—
Total	$11,849	$10,365	$1,542	$11,907	$676

The average recorded investment in impaired loans and interest income recognized on the cash and accrual basis for the years ended December 31, 2022, 2021 and 2020, by portfolio segment, are summarized in the tables below.

	Years Ended December 31,
	2022		2021		2020
	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income
(Dollars in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized
Construction and development	$—	$—	$—	$—	$105	$—
Commercial real estate	15,518	902	5,642	245	8,325	390
Commercial and industrial	783	78	366	12	427	29
Residential real estate	5,303	88	5,821	53	7,272	150
Total	$21,604	$1,068	$11,829	$310	$16,129	$569

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis. Following are the delinquent amounts, by portfolio segment, as of December 31, 2022 and 2021:

			Accruing	Total		Total
(Dollars in thousands)		30-89 Days	Greater than	Accruing		Financing
December 31, 2022	Current	Past Due	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$47,567	$—	$—	$—	$—	$47,567
Commercial real estate	649,552	354	—	354	4,892	654,798
Commercial and industrial	52,485	310	180	490	136	53,111
Residential real estate	2,282,089	12,871	—	12,871	5,037	2,299,997
Consumer and other	216	—	—	—	—	216
Total	$3,031,909	$13,535	$180	$13,715	$10,065	$3,055,689

			Accruing	Total		Total
(Dollars in thousands)		30-89 Days	Greater than	Accruing		Financing
December 31, 2021	Current	Past Due	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$38,567	$—	$—	$—	$—	$38,567
Commercial real estate	514,179	752	—	752	3,717	518,648
Commercial and industrial	70,702	788	342	1,130	152	71,984
Residential real estate	1,859,615	11,287	—	11,287	4,890	1,875,792
Consumer and other	79	—	—	—	—	79
Total	$2,483,142	$12,827	$342	$13,169	$8,759	$2,505,070

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in these categories have low to average risk. There are six loan risk ratings (grades 1- 6) included in loans rated Pass.
●	Loans rated Special Mention – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but does possess deficiencies deserving close attention.
●	Loans rated Substandard – Loans are inadequately protected by the current sound worth and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss – Loans classified Loss are considered uncollectible and such little value that there continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following presents the Company’s loans, included purchased loans, by risk rating based on the most recent information available:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2022	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$47,567	$628,165	$48,848	$2,292,568	$216	$3,017,364
Special Mention	—	3,677	3,897	—	—	7,574
Substandard	—	22,956	366	7,429	—	30,751
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$47,567	$654,798	$53,111	$2,299,997	$216	$3,055,689

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2021	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$38,567	$499,135	$64,226	$1,870,902	$79	$2,472,909
Special Mention	—	13,884	7,053	—	—	20,937
Substandard	—	5,629	705	4,890	—	11,224
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$38,567	$518,648	$71,984	$1,875,792	$79	$2,505,070

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

TDRs as of December 31, 2022 and 2021 quantified by loan type classified separately as accrual and nonaccrual are presented in the table below.

(Dollars in thousands)
December 31, 2022	Accruing	Nonaccrual	Total
Commercial real estate	$8,933	$699	$9,632
Commercial and industrial	986	—	986
Total	$9,919	$699	$10,618

(Dollars in thousands)
December 31, 2021	Accruing	Nonaccrual	Total
Commercial real estate	$2,678	$479	$3,157
Commercial and industrial	20	—	20
Total	$2,698	$479	$3,177

Our policy is to return nonaccrual TDR loans to accrual status when all the principal and interest amounts contractually due, pursuant to its modified terms, are brought current and future payments are reasonably assured. Our policy also considers payment history of the borrower, but is not dependent upon a specific number of payments. The Company recorded a specific reserve of $524,000 and $242,000, as of December 31, 2022 and 2021, respectively, and recognized no partial charge offs on the TDR loans presented above during the years ended December 31, 2022 and 2021. One TDR commercial real estate loan totaling $466,000 defaulted during the year ended December 31, 2022. This default did not have a material impact on the Company’s allowance for loan losses. There were no TDRs which defaulted during the year ended December 31, 2021.

During the year ended December 31, 2022, we modified one commercial real estate loan and three commercial and industrial loans as troubled debt restructurings. The total recorded investment in these modified loan was $7.6 million as of December 31, 2022. The modification of these loans did not result in a permanent reduction of the recorded investment in the loan, but did result in a payment deferment period on the loans. No loans were modified as a troubled debt restructuring during the year ended December 31, 2021. At December 31, 2022 and 2021, the Company did not have any commitments to lend additional funds to debtors whose terms have been modified in troubled restructurings.

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

(Dollars in thousands)	December 31,	December 31,
Type of Concession	2022	2021
Deferral of payments	$10,600	$2,689
Extension of maturity date	18	488
Total TDR loans	$10,618	$3,177

The following table presents loans by portfolio segment modified as TDRs and the corresponding recorded investment, which includes accrued interest and fees, as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Number of	Recorded	Number of	Recorded
Type	Loans	Investment	Loans	Investment
Commercial real estate	6	$10,303	4	$3,170
Commercial and industrial	4	1,015	1	20
Total	10	$11,318	5	$3,190

Related Party Loans:

The Company conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2022 or 2021.

The following table summarizes aggregate loan transactions with related parties for the years ended December 31, 2022 and 2021:

	December 31,
(Dollars in thousands)	2022	2021
Beginning balance	$8,327	$8,641
New loans and principal advances	—	—
Repayments	(4,214)	(314)
Transactions due to changes in related parties	—	—
Ending balance	$4,113	$8,327

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Land	$2,604	$2,604
Building	7,703	7,703
Leasehold improvements	4,011	3,982
Furniture, fixtures and equipment	3,870	3,804
Computer equipment	1,994	1,891
Computer software	844	830
Construction in process	2,224	104
Premises and equipment, gross	23,250	20,918
Accumulated depreciation	(8,993)	(7,850)
Premises and equipment, net	$14,257	$13,068

Depreciation expense for premises and equipment totaled $1.2 million, $1.2 million and $1.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The components of lease cost for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$1,995	$2,158	$2,197
Variable lease cost	164	188	190
Short-term lease cost	—	—	—
Sublease income	—	—	—
Total net lease cost	$2,159	$2,346	$2,387

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Year Ended :	Lease Liability
December 31, 2023	$2,026
December 31, 2024	1,900
December 31, 2025	1,665
December 31, 2026	1,417
December 31, 2027	1,152
After December 31, 2027	1,550
Total lease payments	9,710
Less: interest discount	(825)
Present value of lease liabilities	$8,885

(Dollars in thousands)
Supplemental Lease Information	December 31, 2022
Weighted-average remaining lease term (years)	5.6
Weighted-average discount rate	3.17%

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,859	$1,960
Operating cash flows from operating leases (lease liability reduction)	$1,598	$1,643
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$1,761	$560

The Company signed an agreement to lease space in Norcross, Georgia with an entity in which the Chairman of the Company serves as a managing member. The lease is a ten year non-cancellable lease which expires in August 2023. During the years ended December 31, 2022, 2021 and 2020, $150,000, $159,000 and $148,000, respectively, in rents were paid under this lease. Management believes the terms of this lease are no less favorable to the Company than would have been achieved with an unaffiliated third party.

NOTE 6 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of December 31, 2022 and 2021, the unpaid principal balances of serviced loans totaled $465.1 million and $543.0 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2022	2021	2020
Beginning of period	$10,091	$9,488	$8,162
Change in fair value	(3,053)	603	1,326
End of period, fair value	$7,038	$10,091	$9,488

Fair value at December 31, 2022 and 2021 was determined using discount rates ranging from 8.21% to 19.30% and 7.57% to 12.25%, and prepayment speeds ranging from 13.12% to 17.60% and 14.43% to 17.12%, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $47,000 and $143,000 at December 31, 2022 and 2021, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at December 31, 2022 and 2021 was $526.7 million and $608.2 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	Years Ended December 31,
Mortgage loan servicing rights:	2022	2021	2020
Beginning of period	$7,747	$12,991	$18,068
Additions	760	—	984
Amortization expense	(4,697)	(5,722)	(5,420)
Valuation allowance	163	478	(641)
End of period, carrying value	$3,973	$7,747	$12,991

(Dollars in thousands)	Years Ended December 31,
Valuation allowance:	2022	2021	2020
Beginning balance	$163	$641	$—
Additions expensed	—	602	641
Reductions credited to operations	(163)	(1,080)	—
Direct write-downs	—	—	—
Ending balance	$—	$163	$641

The fair value of servicing rights was $7.2 million and $7.9 million at December 31, 2022 and 2021, respectively. Fair value at December 31, 2022 was determined by using a discount rate of 12.56%, prepayment speeds of 18.63%, and a weighted average default rate of 1.29%. Fair value at December 31, 2021 was determined by using a discount rate of 13.50%, prepayment speeds of 21.79%, and a weighted average default rate of 1.22%.

NOTE 8 – DEPOSITS

Deposit account balances as of December 31, 2022 and 2021 are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Noninterest-bearing demand deposits	$611,991	$592,444
NOW accounts and savings	168,675	170,696
Money market	553,077	606,679
Brokered money market	523,687	425,055
Time deposits less than $250,000	417,775	330,275
Time deposits $250,000 or greater	391,633	137,871
Total deposits	$2,666,838	$2,263,020

Maturities of time deposits at December 31, 2022 are summarized as follows:

(Dollars in thousands)
Year Ended December 31,
2023	$663,704
2024	142,378
2025	2,766
2026	330
2027	230
Total time deposits	$809,408

At December 31, 2022 and 2021, overdraft demand deposits reclassified to loans totaled $216,000 and $69,000, respectively.

The Company held related party deposits of approximately $9.2 million and $4.8 million at December 31, 2022 and 2021, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at December 31, 2022 and 2021 are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Convertible advance maturing August 6, 2029; fixed rate of 0.85%	$—	$20,000
Convertible advances maturing November 7, 2029; fixed rate of 0.68%	—	30,000
Convertible advance maturing December 5, 2029; fixed rate of 0.75%	—	10,000
Convertible advance maturing February 1, 2030; fixed rate of 0.59%	—	20,000
Convertible advance maturing August 18, 2031; fixed rate of 0.025%	—	50,000
Convertible advance maturing October 7, 2031; fixed rate of 0.01%	—	50,000
Convertible advance maturing October 8, 2031; fixed rate of 0.01%	—	50,000
Convertible advances maturing October 20, 2031; fixed rate of 0.01%	—	150,000
Convertible advance maturing December 17, 2031; fixed rate of 0.01%	—	50,000
Convertible advance maturing December 23, 2031; fixed rate of 0.01%	—	50,000
Convertible advance maturing December 30, 2031; fixed rate of 0.01%	—	20,000
Convertible advance maturing October 26, 2027; fixed rate of 3.53%	25,000	—
Convertible advance maturing June 16, 2032; fixed rate of 1.905%	50,000	—
Convertible advance maturing June 23, 2032; fixed rate of 1.950%	100,000	—
Convertible advance maturing August 6, 2032; fixed rate of 1.892%	100,000	—
Convertible advance maturing October 26, 2032; fixed rate of 3.025%	25,000	—
Convertible advance maturing May 12, 2037; fixed rate of 1.135%	75,000	—
Total FHLB advances	$375,000	$500,000

The FHLB advances outstanding at December 31, 2022 all have a conversion feature that allows the FHLB to call the advances every nine months ($225.0 million) or one year ($150.0 million). At December 31, 2022 and 2021, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.01 billion and $826.9 million at December 31, 2022 and 2021, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.29 billion and $1.86 billion at December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had unsecured federal funds lines available with various financial institutions of approximately $47.5 million. These lines have various terms, rates and maturities. There were no advances outstanding on these lines at December 31, 2022 or 2021.

As of December 31, 2022 and 2021, the Company had Federal Reserve Discount Window funds available of approximately $10.0 million, with no amounts outstanding at either date. The funds are collateralized by a pool of commercial real estate and commercial and industrial loans totaling $32.6 million and $35.4 million as of December 31, 2022 and 2021, respectively.

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

The sold portion of SBA loans that satisfies at least one of the above provisions are considered secured borrowings and are included in other borrowings. Secured borrowings at December 31, 2022 and 2021 were $392,000 and $459,000, respectively.

NOTE 10 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements begin in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements begin in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements begin in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $26.7 million and $46,000 and an unrealized loss of $779,000 and $46,000 at December 31, 2022 and 2021, respectively. These unrealized gains and losses are recorded in Interest Rate Derivatives and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements begin on November 2023. The interest rate cap was designated as a cash flow hedge of our money market deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception ($619,000) will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $2.1 million and $321,000 at December 31, 2022 and 2021, respectively, and is recorded in Interest Rate Derivatives on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At December 31, 2022, there were no cash deposits pledged as collateral by the Company.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
Notional Amounts	$800,000	$200,000
Weighted-average pay rate	2.28%	1.35%
Weighted-average receive rate	1.68%	0.08%
Weighted-average maturity	4.2 years	4.8 years
Weighted-average remaining maturity	3.4 years	4.6 years
Net interest (expense) income	$(163)	$—

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2022	December 31, 2021
Notional Amounts	$50,000	$50,000
Rate Cap Premiums	$474	$598
Cap Rate	2.50%	2.50%
Weighted-average maturity	5.0 years	5.0 years
Weighted-average remaining maturity	3.8 years	4.8 years
Net interest (expense) income	$(124)	$(20)

NOTE 11 – INCOME TAXES

The components of income tax expense for the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Current tax provision:
Federal	$18,167	$18,914	$11,684
State	13,404	5,078	2,636
Total current tax provision	31,571	23,992	14,320
Deferred tax provision:
Federal	(1,482)	(2,246)	(1,421)
State	(1,474)	(828)	(529)
Total deferred tax (benefit) provision	(2,956)	(3,074)	(1,950)
Total provision for income taxes	$28,615	$20,918	$12,370

The following table presents a reconciliation of the recorded provision for income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Years Ended December 31,
	2022		2021		2020
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$19,156	21.0%	$17,350	21.0%	$10,240	21.0%
Differences resulting from:
State income taxes, net of federal benefit	9,425	10.3	3,262	3.9	1,665	3.4
Permanent book to tax differences	147	0.2	183	0.2	342	0.7
Other items, net	(113)	(0.1)	123	0.2	123	0.3
Provision for income taxes	$28,615	31.4%	$20,918	25.3%	$12,370	25.4%

At December 31, 2022 and 2021, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$4,104	$4,798
Nonaccrual interest	44	111
Deferred loan fees	2,849	1,530
Lease liabilities under operating leases	2,626	2,791
Interest rate derivatives	—	69
Unrealized losses on securities available for sale	869	—
Other	1,588	148
Total gross deferred tax assets	12,080	9,447
Deferred tax liabilities:
Deferred mortgage servicing fees	(587)	(1,119)
Deferred SBA servicing fees	(2,080)	(2,856)
Premises and equipment	(264)	(426)
Right-of-use assets under operating leases	(2,501)	(2,643)
Interest rate derivatives	(6,882)	—
Unrealized gains on securities available for sale	—	(13)
Other	(1,377)	(218)
Total gross deferred tax liabilities	(13,691)	(7,275)
Net deferred tax assets (liabilities)	$(1,611)	$2,172

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

For the year ended December 31, 2021 and 2020, the Company’s income tax provision is impacted by the CARES Act and therefore, the applicable items have been taken into account, including the permitted delay in deposit of payroll taxes.  There is no impact to the Company’s income tax provision for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company purchased $12.0 million of Georgia Low Income Housing Credits. These tax credits will be utilized to reduce the Company’s Georgia income tax liability. The Company expects to use $2.0 million of the tax credits in 2022 and the remaining $10.0 million will be utilized against the Company’s Georgia income tax liability for the 2023 through 2026 tax years. The $10.0 million of remaining tax credits are recorded in Other Assets on the Consolidated Balance Sheets at December 31, 2022.

During the year ended December 31, 2022, the Company settled a New York State corporate income/franchise tax examination for the tax years ended December 31, 2017, 2018, and 2019. As a result of this audit, the Company recognized $1.8 million of income tax expense in 2022 for additional taxes and interest due to New York State, as well as New York City.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Management believes no valuation allowance is necessary against deferred tax assets as of December 31, 2022.

For the years ended December 31, 2022 and 2021, management believes there are no material amounts of uncertain tax position. Additionally, there were no amounts of interest and penalties recognized for uncertain tax positions in the consolidated balance sheets as of December 31, 2022 or 2021 or on the consolidated statements of income for the years ended December 31, 2022, 2021 or 2020. The Company and its subsidiary are subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2019.

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At December 31, 2022, 240,000 stock options had been granted and 585,444 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2022, 2021 and 2020. A summary of stock option activity for the years ended December 31, 2022, 2021 and 2020 is presented below:

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2020	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2020	240,000	$12.70	7.55	$413
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	240,000	$12.70	6.55	$3,559
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2022	240,000	$12.70	5.55	$2,143

During the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense for stock options of $0, $238,000 and $476,000, respectively. As of December 31, 2022 and 2021, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the years ended December 31, 2022, 2021 and 2020 is presented below:

	Years Ended December 31,
	2022		2021		2020
		Weighted		Weighted		Weighted
		Average Grant-		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested shares at beginning of year	134,703	$13.86	169,779	$11.52	169,204	$9.35
Granted	143,793	20.31	66,396	17.21	145,459	11.56
Vested	(101,097)	15.86	(101,472)	12.14	(144,682)	9.03
Forfeited	—	—	—	—	(202)	9.85
Nonvested shares at end of year	177,399	$17.95	134,703	$13.86	169,779	$11.52

During the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense for restricted stock of $1.9 million, $1.2 million and $1.3 million, respectively. As of December 31, 2022 and 2021, there was $2.3 million and $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of December 31, 2022, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.2 years. The grant date fair value of shares vested during the years ended December 31, 2022 and 2021 was $1.6 million and $1.2 million, respectively.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains/losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated comprehensive income (loss) balances, net of tax, as of December 31, 2022, 2021 and 2020.

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2021	$40	$(208)	$(168)
Current year changes, net of tax	(2,646)	20,853	18,207
Balance, December 31, 2022	$(2,606)	$20,645	$18,039

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2020	$195	$—	$195
Current year changes, net of tax	(155)	(208)	(363)
Balance, December 31, 2021	$40	$(208)	$(168)

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2019	$(1)	$—	$(1)
Current year changes, net of tax	196	—	196
Balance, December 31, 2020	$195	$—	$195

NOTE 14 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands except per share data)	2022	2021	2020
Basic earnings per share
Net Income	$62,602	$61,701	$36,394

Weighted average common shares outstanding	25,409,654	25,572,005	25,613,881

Basic earnings per common share	$2.46	$2.41	$1.42

Diluted earnings per share
Net Income	$62,602	$61,701	$36,394

Weighted average common shares outstanding for basic earnings per common share	25,409,654	25,572,005	25,613,881
Add: Dilutive effects of restricted stock and options	279,042	216,776	184,668

Average shares and dilutive potential common shares	25,688,696	25,788,781	25,798,549

Diluted earnings per common share	$2.44	$2.39	$1.41

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the years ended December 31, 2022, 2021 and 2020.

NOTE 15 – REVENUE RECOGNITION

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1.3% of total revenues in the years ended December 31, 2022, 2021 and 2020.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the years ended December 31, 2022, 2021 and 2020.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on bank owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of and December 31, 2022 and 2021 include:

	December 31,
(Dollars in thousands)	2022	2021
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$62,334	$61,345
Standby letters of credit	$6,303	$4,674

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $62.3 million of unused lines of credit and $6.3 million to make loans as of December 31, 2022. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

Other Commitments

The Bank has entered into employment agreements with its Executive Chairman, Chief Executive Officer, and  President/Chief Lending Officer/Chief Operations Officer. Each employment agreement provides for a base salary, an incentive bonus based upon the Company’s profitability, stock awards and other benefits commensurate with employment. The Bank may be obligated to make payments to each employee upon termination, with the timing and amount of the payment dependent upon the cause of termination. The agreements contain a contract term of 36 months, which is automatically extended one year annually unless notice is given by the employee or the Board of Directors.

Contingencies

The Company's nature of business is such that it ordinarily results in a certain amount of litigation. In the opinion of management for the Company, there is no litigation in which the outcome will have a material effect on the financial statements.

NOTE 17 – FAIR VALUE

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

The following presents the assets and liabilities as of December 31, 2022 and 2021 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	December 31, 2022
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$5,059	$—	$—	$5,059
States and political subdivisions	6,403	—	6,403	—
Mortgage-backed GSE residential	7,783	—	7,783	—
Total securities available for sale	19,245	—	14,186	5,059

Equity securities	10,300	10,300	—	—
SBA servicing asset	7,038	—	—	7,038
Interest only strip	47	—	—	47
Interest rate derivatives	28,781	—	28,781	—
	$65,411	$10,300	$42,967	$12,144
Nonrecurring fair value measurements:
Impaired loans	$1,045	$—	$—	$1,045	$229

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$779	$—	$779	$—

	December 31, 2021
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$6,949	$—	$—	$6,949
States and political subdivisions	8,361	—	8,361	—
Mortgage-backed GSE residential	10,423	—	10,423	—
Total securities available for sale	25,733	—	18,784	6,949

Equity securities	11,386	11,386	—	—
SBA servicing asset	10,091	—	—	10,091
Interest only strip	143	—	—	143
Interest rate derivatives	367	—	367	—
	$47,720	$11,386	$19,151	$17,183
Nonrecurring fair value measurements:
Impaired loans	$947	$—	$—	$947	$(7)

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$46	$—	$46	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022, 2021 and 2020:

	Obligations of	SBA
	U.S. Government	Servicing	Interest Only
(Dollars in thousands)	Entities and Agencies	Asset	Strip	Liabilities

Fair value, January 1, 2022	$6,949	$10,091	$143	$—
Total loss included in income	—	(3,053)	(96)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,890)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2022	$5,059	$7,038	$47	$—

Fair value, January 1, 2021	$9,306	$9,488	$155	$—
Total gain (loss) included in income	—	603	(12)	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,357)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2021	$6,949	$10,091	$143	$—

Fair value, January 1, 2020	$12,436	$8,162	$26	$—
Total loss included in income	—	1,326	129	—
Settlements	—	—	—	—
Prepayments/paydowns	(3,130)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2020	$9,306	$9,488	$155	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at December 31, 2022 and 2021:

	Valuation	Unobservable	General
	Technique	Input	Range
December 31, 2022
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	13.12%-17.60%
		Discount rate	8.21%-19.30%
Nonrecurring:
Impaired loans	Appraisal value less estimated selling costs	Estimated selling costs	6%

December 31, 2021
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	0%-3%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	14.43%-17.12%
		Discount rate	7.57%-12.25%
Nonrecurring:
Impaired loans	Appraisal value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021 are as follows:

	Carrying	Estimated Fair Value at December 31, 2022
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$179,485	$—	$179,485	$—	$179,485
Investment securities	29,545	10,300	14,186	5,059	29,545
Federal Home Loan Bank stock	17,493	—	—	—	N/A
Loans, net	3,041,801	—	—	2,999,520	2,999,520
Accrued interest receivable	13,171	—	98	13,073	13,171
SBA servicing assets	7,038	—	—	7,038	7,038
Interest only strips	47	—	—	47	47
Mortgage servicing assets	3,973	—	—	7,209	7,209
Interest rate derivatives	28,781	—	28,781	—	28,781
Financial Liabilities:
Deposits	2,666,838	—	2,658,837	—	2,658,837
Federal Home Loan Bank advances	375,000	—	376,575	—	376,575
Other borrowings	392	—	392	—	392
Accrued interest payable	2,739	—	2,739	—	2,739
Interest rate derivatives	779	—	779	—	779

	Carrying	Estimated Fair Value at December 31, 2021
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$441,341	$—	$441,341	$—	$441,341
Investment securities	37,119	11,386	18,784	6,949	37,119
Federal Home Loan Bank stock	19,701	—	—	—	N/A
Loans, net	2,488,118	—	—	2,561,269	2,561,269
Accrued interest receivable	11,052	—	100	10,952	11,052
SBA servicing assets	10,091	—	—	10,091	10,091
Interest only strips	143	—	—	143	143
Mortgage servicing assets	7,747	—	—	7,937	7,937
Interest rate derivatives	367	—	367	—	367
Financial Liabilities:
Deposits	2,263,020	—	2,263,246	—	2,263,246
Federal Home Loan Bank advances	500,000	—	501,450	—	501,450
Other borrowings	459	—	459	—	459
Accrued interest payable	204	—	204	—	204
Interest rate derivatives	46	—	46	—	46

NOTE 18 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of December 31, 2022, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts (in thousands) and ratios of the Company and Bank are presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$338,185	16.68%	212,932	10.5%	N/A	N/A
Bank	336,866	16.61%	212,915	10.5	202,777	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	324,297	15.99%	172,374	8.5%	N/A	N/A
Bank	322,978	15.93%	172,360	8.5	162,221	8.0%
Common Tier 1 (CET1)
Consolidated	324,297	15.99%	141,955	7.0%	N/A	N/A
Bank	322,978	15.93%	141,944	7.0	131,805	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	324,297	9.57%	135,485	4.0%	N/A	N/A
Bank	322,978	9.54%	135,446	4.0	169,307	5.0%
As of December 31, 2021
Total Capital (to Risk Weighted Assets)
Consolidated	$297,108	17.77%	175,564	10.5%	N/A	N/A
Bank	287,258	17.18%	175,525	10.5	167,166	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	280,156	16.76%	142,123	8.5%	N/A	N/A
Bank	270,306	16.17%	142,091	8.5	133,733	8.0%
Common Tier 1 (CET1)
Consolidated	280,156	16.76%	117,043	7.0%	N/A	N/A
Bank	270,306	16.17%	117,016	7.0	108,658	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	280,156	9.44%	118,682	4.0%	N/A	N/A
Bank	270,306	9.11%	118,667	4.0	148,333	5.0%

The sole source of funds available to pay stockholder dividends is from the Company’s earnings. Bank regulatory authorities impose restrictions on the amount of dividends that may be declared by the Company. Further restrictions could result from a review by regulatory authorities of the Company’s capital adequacy. For the years ended December 31, 2022, 2021 and 2020, $15.3 million, $11.8 million and $10.3 million in common dividends were declared and paid, respectively. During 2022, the Bank could, without prior approval, declare dividends of approximately $32.8 million.

NOTE 19 – OTHER EXPENSES

Significant components of other expenses for the years ended December 31, 2022, 2021, and 2020 are as follows:

	December 31,
(Dollars in thousands)	2022	2021	2020
Miscellaneous loan related	$3,052	3,223	1,863
Professional fees	1,307	1,058	1,263
FDIC insurance	1,226	956	339
Fair value losses on equity securities	1,086	114	—
Phone and data service	1,052	816	787
Bank security	1,037	1,084	1,037
Director fees	565	455	383
Other	3,980	3,937	3,201
Total other expenses	$13,305	11,643	$8,873

NOTE 20 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Financial statements of MetroCity Bankshares, Inc. (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2022	2021
Assets:
Cash and due from banks*	$1,625	$10,002
Investment in bank subsidiary*	348,102	280,373
Other assets	7	373
Total assets	$349,734	$290,748

Liabilities:
Accrued expenses and other liabilities	$313	$525
Total liabilities	313	525
Shareholders' equity:
Preferred stock	—	—
Common stock	252	255
Additional paid-in-capital	45,298	51,559
Retained earnings	285,832	238,577
Accumulated other comprehensive (loss) income	18,039	(168)
Total shareholders' equity	349,421	290,223
Total liabilities shareholders' equity	$349,734	$290,748

*  Eliminated in consolidation.

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Income:
Dividends receive from bank subsidiary*	$15,347	$11,829	$10,305
Interest income*	43	46	123
Total income	15,390	11,875	10,428
Expenses:
Intercompany expenses*	108	107	277
Other expenses	178	181	102
Total expenses	286	288	379
Income before taxes and equity in undistributed income of subsidiary	15,104	11,587	10,049
Income tax expense (benefit)	93	—	(54)
Income before equity in undistributed income of subsidiary	15,011	11,587	10,103
Equity in undistributed income of subsidiary*	47,591	50,114	26,291
Net Income	$62,602	$61,701	$36,394

*  Eliminated in consolidation.

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$62,602	$61,701	$36,394
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(47,591)	(50,114)	(26,291)
Decrease (increase) in other assets	366	7	(13)
(Decrease) increase in accrued expenses and other liabilities	(269)	2	(54)
Net cash provided by operating activities	15,108	11,596	10,036

Cash flows from operating activities:
Net cash (used) provided by investing activities	—	—	—

Cash flows from financing activities:
Repurchase of common stock	(8,195)	(5,544)	—
Dividends paid on common stock	(15,290)	(11,792)	(10,285)
Net cash used by financing activities	(23,485)	(17,336)	(10,285)
Net decrease in cash and cash equivalents	(8,377)	(5,740)	(249)
Cash and cash equivalents, beginning of year	10,002	15,742	15,991
Cash and cash equivalents, end of year	$1,625	$10,002	$15,742

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2022. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2022, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal  control over financial reporting. There has also been no significant impact to internal controls over financial reporting as a result of the COVID-19 pandemic. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Annual Report will be under the headings “Proposal 1—Election of Directors,” “Current Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this Annual Report will be under the headings “Executive Compensation and Other Matters” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2022 regarding stock-based compensation awards outstanding and available for future grants under the Company’s equity compensation plans.

	(A)	(B)	(C)
Number of
Securities Remaining
	Number of		Available for Future
	Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price	Compensation Plans
	of Outstanding	of Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (A))
Equity compensation plans approved by shareholders	240,000	$12.70	1,545,831
Equity compensation plans not approved by shareholders	—	—	—
Total	240,000	12.70	1,545,831

The remaining information required in Part III, Item 12 of this Annual Report will be under the heading “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 of this Annual Report will be under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in Part III, Item 14 of this Annual Report will be under the heading “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2023 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements (Part II - Item 8. Financial Statements and Supplementary Data):

(i)   Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

(ii)  Consolidated Balance Sheets at December 31, 2022 and 2021

(iii) Consolidated Statements of Income for the Years Ended December 31, 2022, 2021 and 2020

(iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020

(v)  Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2022, 2021 and 2020

(vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

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

10.5	MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*
21.1	Subsidiaries of MetroCity Bankshares, Inc.
23.1	Consent of Crowe LLP
24.1	Power of Attorney contained on the signature pages of this 2022 Annual Report on Form 10-K and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page has been formatted in Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101

*  Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: March 10, 2023	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2023	By:	/s/ Lucas Stewart
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

Signature	Title	Date

/s/ Nack Y. Paek	Chairman; Chief Executive Officer	March 10, 2023
Nack Y. Paek	(principal executive officer)

/s/ Farid Tan	President and Director	March 10, 2023
Farid Tan

/s/ Frank Glover	Director	March 10, 2023
Frank Glover

/s/ William J. Hungeling	Director	March 10, 2023
William J. Hungeling

/s/ Howard Hwasaeng Kim	Director	March 10, 2023
Howard Hwasaeng Kim

/s/ Francis Lai	Director	March 10, 2023
Francis Lai

/s/ Don Leung	Director	March 10, 2023
Don Leung

/s/ Feiying Lu	Director	March 10, 2023
Feiying Lu

/s/ Young Park	Director	March 10, 2023
Young Park

/s/ Ajit Patel	Director	March 10, 2023
Ajit Patel

/s/ Frank S. Rhee	Director	March 10, 2023
Frank S. Rhee

/s/ Sam Sang-Koo Shim	Director	March 10, 2023
Sam Sang-Koo Shim