Form 10-Q
period 2023-03-31
MetroCity Bankshares, Inc.
filed 2023-05-08
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2023

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

As of May 2, 2023, the registrant had 25,143,675 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

March 31, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets:
Cash and due from banks	$216,167	$150,964
Federal funds sold	7,897	28,521
Cash and cash equivalents	224,064	179,485
Equity securities	10,428	10,300
Securities available for sale	19,174	19,245
Loans, less allowance for credit losses of $18,947 and $13,888, respectively	2,993,073	3,041,801
Accrued interest receivable	13,642	13,171
Federal Home Loan Bank stock	17,659	17,493
Premises and equipment, net	15,165	14,257
Operating lease right-of-use asset	8,030	8,463
Foreclosed real estate, net	766	4,328
SBA servicing asset	7,791	7,085
Mortgage servicing asset, net	3,205	3,973
Bank owned life insurance	69,565	69,130
Interest rate derivatives	24,008	28,781
Other assets	12,443	9,727
Total assets	$3,419,013	$3,427,239

Liabilities:
Deposits:
Non-interest-bearing demand	$577,282	$611,991
Interest-bearing	2,066,811	2,054,847
Total deposits	2,644,093	2,666,838

Federal Home Loan Bank advances	375,000	375,000
Other borrowings	387	392
Operating lease liability	8,438	8,885
Accrued interest payable	3,681	2,739
Other liabilities	34,453	23,964
Total liabilities	$3,066,052	$3,077,818

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,143,675 and 25,169,709 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	251	252
Additional paid-in capital	45,044	45,298
Retained earnings	293,139	285,832
Accumulated other comprehensive income	14,527	18,039
Total shareholders' equity	352,961	349,421
Total liabilities and shareholders' equity	$3,419,013	$3,427,239

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest and dividend income:
Loans, including fees	$43,982	$31,459
Other investment income	1,939	492
Federal funds sold	44	2
Total interest income	45,965	31,953

Interest expense:
Deposits	17,376	1,139
FHLB advances and other borrowings	2,356	161
Total interest expense	19,732	1,300

Net interest income	26,233	30,653

Provision for credit losses	—	104

Net interest income after provision for credit losses	26,233	30,549

Noninterest income:
Service charges on deposit accounts	449	481
Other service charges, commissions and fees	874	2,159
Gain on sale of residential mortgage loans	—	1,211
Mortgage servicing income, net	(96)	101
Gain on sale of SBA loans	1,969	1,568
SBA servicing income, net	1,814	1,644
Other income	1,006	492
Total noninterest income	6,016	7,656

Noninterest expense:
Salaries and employee benefits	6,366	7,096
Occupancy and equipment	1,214	1,227
Data processing	275	277
Advertising	146	150
Other expenses	2,678	3,429
Total noninterest expense	10,679	12,179

Income before provision for income taxes	21,570	26,026
Provision for income taxes	5,840	6,597
Net income available to common shareholders	$15,730	$19,429

Earnings per share:
Basic	$0.63	$0.76
Diluted	$0.62	$0.76

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2023	2022

Net income	$15,730	$19,429

Other comprehensive (loss) gain:

Unrealized holding gains (losses) on securities available for sale	368	(1,484)
Net changes in fair value of cash flow hedges	(5,134)	7,358
Tax effect	1,254	(1,469)

Other comprehensive (loss) gain	(3,512)	4,405

Comprehensive income	$12,218	$23,834

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, January 1, 2023	25,169,709	$252	$45,298	$285,832	$18,039	$349,421
Net income	—	—	—	15,730	—	15,730
Stock based compensation expense	—	—	298	—	—	298
Repurchase of common stock	(26,034)	(1)	(552)	—	—	(553)
Impact of adoption of new accounting standard, net of tax(1)	—	—	—	(3,865)	—	(3,865)
Other comprehensive loss	—	—	—	—	(3,512)	(3,512)
Dividends declared on common stock ($0.18 per share)	—	—	—	(4,558)	—	(4,558)
Balance, March 31, 2023	25,143,675	$251	$45,044	$293,139	$14,527	$352,961

Balance, January 1, 2022	25,465,236	$255	$51,559	$238,577	$(168)	$290,223
Net income	—	—	—	19,429	—	19,429
Stock based compensation expense	—	—	194	—	—	194
Other comprehensive income	—	—	—	—	4,405	4,405
Dividends declared on common stock ($0.15 per share)	—	—	—	(3,841)	—	(3,841)
Balance, March 31, 2022	25,465,236	$255	$51,753	$254,165	$4,237	$310,410
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net income	$15,730	$19,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	705	711
Provision for credit losses	—	104
Stock based compensation expense	298	194
Unrealized (gains) losses recognized on equity securities	(128)	362
(Gain) loss on sale of foreclosed real estate	(547)	15
Proceeds from sales of residential real estate loans	—	58,198
Gain on sale of residential mortgages	—	(1,211)
Origination of SBA loans held for sale	(36,969)	(23,391)
Proceeds from sales of SBA loans held for sale	38,938	24,959
Gain on sale of SBA loans	(1,969)	(1,568)
Increase in cash value of bank owned life insurance	(435)	(404)
Increase in accrued interest receivable	(471)	408
Increase in SBA servicing rights	(706)	(320)
Decrease in mortgage servicing rights	768	822
Increase in other assets	(33)	(810)
Increase in accrued interest payable	942	3
Increase in other liabilities	9,410	16,915
Net cash flow provided by operating activities	25,533	94,416

Cash flow from investing activities:
Proceeds from maturities, calls or paydowns of securities available for sale	421	345
(Purchase) redemption of Federal Home Loan Bank stock	(166)	3,895
Decrease (increase) in loans, net	43,673	(102,527)
Purchases of premises and equipment	(1,162)	(26)
Proceeds from sales of foreclosed real estate owned	4,109	41
Purchase of bank owned life insurance	—	(8,000)
Net cash flow provided (used) by investing activities	46,875	(106,272)

Cash flow from financing activities:
Dividends paid on common stock	(4,526)	(3,821)
Repurchases of common stock	(553)	—
(Decrease) increase in deposits, net	(22,745)	119,121
Decrease in other borrowings, net	(5)	(54)
Proceeds from Federal Home Loan Bank advances	125,000	—
Repayments of Federal Home Loan Bank advances	(125,000)	(120,000)
Net cash flow used by financing activities	(27,829)	(4,754)

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022

Net change in cash and cash equivalents	44,579	(16,610)
Cash and cash equivalents at beginning of period	179,485	441,341

Cash and cash equivalents at end of period	$224,064	$424,731

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$—	$94,915

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$18,790	$1,297

Income taxes	$686	$488

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023

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

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Company’s 2022 Form 10-K”). Aside from the adoption of ASU 2016-13 (which is further discussed below), there were no new accounting policies or changes to existing policies adopted during the first three months of 2023 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2023. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2023 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Accounting Standards Adopted in 2023

In January 2023, the Comnpany adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changes how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-

impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was effective for interim and annual reporting periods beginning after December 15, 2022. Upon adoption, ASU 2016-13 provides for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance is effective.

The Company adopted ASU 2016-13 and all related subsequent amendments thereto effective January 1, 2023 using the modified retrospective approach. The adoption of this standard resulted in an increase to the allowance for credit losses on loans of $5.1 million and the creation of an allowance for unfunded commitments of $239,000. These one-time cumulative adjustments resulted in a $3.9 million decrease to retained earnings, net of a $1.4 million increase to deferred tax assets.

For available for sale (“AFS”) securities, the new CECL methodology replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. There was no financial impact related to this implementation since the credit risk associated with our securities portfolio is minimal. The Company has made a policy election to exclude accrued interest from the amortized cost basis of AFS securities. Accrued interest receivable for AFS securities totaled $79,000 and $114,000 as of March 31, 2023 and December 31, 2022, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty, unless those loans do not share the same risk characteristics with other loans in the portfolio. Provided that is not the case, these modifications are included in their respective cohort and the allowance for credit losses is estimated on a pooled basis consistent with the other loans with similar risk characteristics. See Note 3 below for further details.

The Company has further evaluated other Accounting Standards Updates issued during 2023 to date but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

The following new accounting policies were adopted during the first quarter of 2023:

Allowance for Credit Losses – Available for Sale Securities

The impairment model for available for sale (“AFS”) securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of March 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 below for further details.

Allowance for Credit Losses - Loans

Under the CECL model, the allowance for credit losses (“ACL”) on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the financing receivable is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

Expected credit losses are reflected in the allowance for credit losses through a charge to provision for credit losses. When the Company deems all or a portion of a loan to be uncollectible the appropriate amount is written off and the ACL is reduced by the same amount. Loans are charged off against the ACL when management believes the collection of the principal is unlikely. Subsequent recoveries of previously charged off amounts, if any, are credited to the ACL when received.

The Company measures expected credit losses of loans on a collective (pool) basis, when the loans share similar risk characteristics. Depending on the nature of the pool of loans with similar risk characteristics, the Company uses the discounted cash flow (“DCF”) method and a qualitative approach as discussed further below.

The Company’s methodologies for estimating the ACL consider available relevant information about the collectability of cash flows, including information about past events, current conditions, and reasonable and supportable forecasts. The methodologies apply historical loss information, adjusted for loan-specific characteristics, economic conditions at the measurement date, and forecasts about future economic conditions expected to exist through the contractual lives of the loans that are reasonable and supportable, to the identified pools of loans with similar risk characteristics for which the historical loss experience was observed. The Company’s methodologies revert back to historical loss information on a straight-line basis over eight quarters when it can no longer develop reasonable and supportable forecasts.

The Company has identified the following pools of loans with similar risk characteristics for measuring expected credit losses:

Construction and development – Loans in this segment primarily include real estate development loans for which payment is derived from the sale of the property as well as construction projects in which the property will ultimately be used by the borrower. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Commercial real estate – Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans. This loan segment includes farmland loans.

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

Consumer and other – Loans in this segment are made to individuals and are secured by personal assets, as well as loans for personal lines of credit and overdraft protection. Loans in this segment are dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates will have an effect on the credit quality in this segment.

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for each of its loan segments. The Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on benchmark peer data.

The Company uses regression analysis of peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing the DCF method, the Company uses national data including gross domestic product, unemployment rates and home price indices (residential mortgage loans only) depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

Qualitative Factors

The Company also considers qualitative adjustments to the quantitative baseline discussed above. For example, the Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), local/regional economic trends and conditions, changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

Individually Analyzed Loans

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,834	$—	$—	$4,834
States and political subdivisions	8,109	—	(1,555)	6,554
Mortgage-backed GSE residential	9,338	—	(1,552)	7,786
Total	$22,281	$—	$(3,107)	$19,174

	December 31, 2022
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$5,059	$—	$—	$5,059
States and political subdivisions	8,121	—	(1,718)	6,403
Mortgage-backed GSE residential	9,540	—	(1,757)	7,783
Total	$22,720	$—	$(3,475)	$19,245

The amortized costs and estimated fair values of investment securities available for sale at March 31, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	5,697	5,676
Due after five years but less than ten years	379	375
Due in more than ten years	6,867	5,337
Mortgage-backed GSE residential	9,338	7,786
Total	$22,281	$19,174

As of March 31, 2023, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $14.3 million. There were no securities pledged as of December 31, 2022 to secure borrowing lines, public deposits or repurchase agreements. There were no securities sold during the three months ended March 31, 2023 and 2022.

Information pertaining to securities with gross unrealized losses at March 31, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	March 31, 2023
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,555	$6,554
Mortgage-backed GSE residential	—	—	1,552	7,786
Total	$—	$—	$3,107	$14,340

	December 31, 2022
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$756	$3,556	$962	$2,847
Mortgage-backed GSE residential	48	541	1,709	7,242
Total	$804	$4,097	$2,671	$10,089

At March 31, 2023, the nineteen securities available for sale (11 municipal securities and 8 mortgage-backed securities) with an unrealized loss have depreciated 17.81% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of March 31, 2023 represent a credit loss impairment.  As of March 31, 2023, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of March 31, 2023 and December 31, 2022, the Company had equity securities with carrying values totaling $10.4 million and $10.3 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended March 31, 2023 and 2022, we recognized an unrealized gain of $128,000 and an unrealized loss of $362,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in Other Expenses on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Construction and development	$49,209	$47,779
Commercial real estate	639,951	657,246
Commercial and industrial	46,208	53,173
Residential real estate	2,285,902	2,306,915
Consumer and other	50	216
Total loans receivable	3,021,320	3,065,329
Unearned income	(9,300)	(9,640)
Allowance for credit losses	(18,947)	(13,888)
Loans, net	$2,993,073	$3,041,801

The Company is not committed to lend additional funds to borrowers with nonaccrual or restructured loans.

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of March 31, 2023, and December 31, 2022, accrued interest receivable for loans totaled $13.6 million and $13.1 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Allowance for Credit Losses

As previously mentioned in Note 1, the Company’s January 1, 2023 adoption of ASU 2016-13 resulted in a significant change to our methodology for estimating the allowance for credit losses since December 31, 2022. As a result of this adoption, the Company recorded a $5.1 million increase to the allowance for credit losses as a cumulative-effect adjustment on January 1, 2023.

A summary of changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2023 and 2022 is as follows:

	Three Months Ended March 31, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888
Impact of adopting ASU 2016-13	(79)	3,275	(307)	2,166	—	—	5,055
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	2	2	—	—	—	4
Provision expense	—	—	—	—	—	—	—
Ending balance	$45	$6,088	$1,021	$11,792	$1	$—	$18,947

	Three Months Ended March 31, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Charge-offs	—	—	(390)	—	—	—	(390)
Recoveries	—	2	1	—	5	—	8
Provision expense	(7)	146	(159)	(93)	—	217	104
Ending balance	$93	$4,294	$4,441	$7,624	$5	$217	$16,674

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for credit losses under the incurred loss methodology. The following table presents, by portfolio segment, the balance in the allowance for credit losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans under the incurred loss methodology as of December 31, 2022.

	December 31, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
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

Impaired Loans

Prior to the adoption of ASU 2016-13, loans were considered impaired when, based on current information and events, it was probable the Company would be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impaired loans were measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the estimated fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes were included in the allowance for credit losses.

Impaired loans as of December 31, 2022, by portfolio segment, are as follows. The recorded investment consists of the unpaid total principal balance plus accrued interest receivable.

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

Collateral-Dependent Loans

Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of March 31, 2023, there were $23.7 million of collateral-dependent loans which are primarily secured by residential and commercial real estate, as well as equipment. The allowance for credit losses allocated to these loans as of March 31, 2023 was $488,000.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of March 31, 2023 and December 31, 2022:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
March 31, 2023	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$49,046	$—	$—	$—	$—	$—	$49,046
Commercial real estate	623,034	12,774	—	—	12,774	1,569	637,377
Commercial and industrial	45,797	117	—	—	117	218	46,132
Residential real estate	2,260,549	9,648	1,941	—	11,589	7,277	2,279,415
Consumer and other	50	—	—	—	—	—	50
Total	$2,978,476	$22,539	$1,941	$—	$24,480	$9,064	$3,012,020

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2022	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$47,567	$—	$—	$—	$—	$—	$47,567
Commercial real estate	649,552	354	—	—	354	4,892	654,798
Commercial and industrial	52,485	—	310	180	490	136	53,111
Residential real estate	2,282,089	8,882	3,989	—	12,871	5,037	2,299,997
Consumer and other	216	—	—	—	—	—	216
Total	$3,031,909	$9,236	$4,299	$180	$13,715	$10,065	$3,055,689

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of March 31, 2023:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
March 31, 2023	Related ACL	Related ACL	Nonaccrual Loans
Commercial real estate	$1,228	$341	$1,569
Commercial and industrial	93	125	218
Residential real estate	—	7,277	7,277
Total	$1,321	$7,743	$9,064

All payments received while a loan is on nonaccrual status are applied against the principal balance of the loan. The Company does not recognize interest income while loans are on nonaccrual status.

Credit Quality Indicators

The Company utilizes a ten grade loan risk rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk. There are six loan risk ratings (grades 1-6) included in loans rated Pass.
●	Loans rated Special Mention (grade 7) – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard (grade 8) – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful (grade 9) – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss (grade 10) – Loans classified Loss are considered uncollectible and such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of March 31, 2023. There were no loans with a risk rating of Doubtful or Loss at March 31, 2023.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
March 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total Loans
Construction and development
Pass	$363	$9,296	$19,843	$1,209	$18,092	$243	$—	$49,046
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$363	$9,296	$19,843	$1,209	$18,092	$243	$—	$49,046
Commercial real estate
Pass	$28,770	$209,970	$113,081	$88,402	$52,232	$114,628	$3,600	$610,683
Special Mention	—	—	—	1,960	—	—	—	1,960
Substandard	—	604	—	1,169	10,812	12,149	—	24,734
Total commercial real estate	$28,770	$210,574	$113,081	$91,531	$63,044	$126,777	$3,600	$637,377
Commercial and industrial
Pass	$1,379	$16,187	$5,434	$2,696	$3,253	$4,206	$8,924	$42,079
Special Mention	—	—	1,373	375	598	1,354	—	3,700
Substandard	—	—	—	—	331	22	—	353
Total commercial and industrial	$1,379	$16,187	$6,807	$3,071	$4,182	$5,582	$8,924	$46,132
Residential real estate
Pass	$36,319	$782,002	$899,623	$315,247	$69,156	$168,902	$—	$2,271,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	1,187	1,218	1,192	4,569	—	8,166
Total residential real estate	$36,319	$782,002	$900,810	$316,465	$70,348	$173,471	$—	$2,279,415
Consumer and other
Pass	$50	$—	$—	$—	$—	$—	$—	$50
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$50	$—	$—	$—	$—	$—	$—	$50

Total loans	$66,881	$1,018,059	$1,040,541	$412,276	$155,666	$306,073	$12,524	$3,012,020

No revolving loans were converted to term loans during the three months ended March 31, 2023.

The following table presents the Company’s loan portfolio by risk rating as of December 31, 2022:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2022	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Rating:
Pass	$47,567	$628,165	$48,848	$2,292,568	$216	$3,017,364
Special Mention	—	3,677	3,897	—	—	7,574
Substandard	—	22,956	366	7,429	—	30,751
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$47,567	$654,798	$53,111	$2,299,997	$216	$3,055,689

Loan Modifications to Borrowers Experiencing Financial Difficulty.

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty, unless those loans do not share the same risk characteristics with other loans in the portfolio. Provided that is not the case, these modifications are included in their respective cohort and the allowance for credit losses is estimated on a pooled basis consistent with the other loans with similar risk characteristics.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, payment deferrals, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

No loan modifications were made to borrowers experiencing financial difficulty during the three months ended March 31, 2023. No charge-offs of previously modified loans were recorded during the three months ended March 31, 2023.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of March 31, 2023 and December 31, 2022, the unpaid principal balances of serviced loans totaled $485.7 million and $465.1 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Beginning of period	$7,038	$10,091
Change in fair value	698	304
End of period, fair value	$7,736	$10,395

Fair value at March 31, 2023 and December 31, 2022 was determined using discount rates ranging from 8.20% to 15.97% and 8.21% to 19.30%, respectively, and prepayment speeds ranging from 12.09% to 17.36% and 13.12% to 17.60%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $55,000 and $47,000 at March 31, 2023 and December 31, 2022, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at March 31, 2023 and December 31, 2022 was $506.0 million and $526.7 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Mortgage loan servicing rights:	2023	2022
Beginning of period	$3,973	$7,747
Additions	—	413
Amortization expense	(768)	(1,310)
Valuation allowance	—	75
End of period, carrying value	$3,205	$6,925

(Dollars in thousands)	For the Three Months Ended March 31,
Valuation allowance:	2023	2022
Beginning balance	$—	$163
Additions expensed	—	—
Reductions credited to operations	—	(75)
Direct write-downs	—	—
Ending balance	$—	$88

 The fair value of servicing rights was $6.9 million and $7.2 million at March 31, 2023 and December 31, 2022, respectively. Fair value at March 31, 2023 was determined by using a discount rate of 12.55%, prepayment speeds of 17.99%, and a weighted average default rate of 1.30%. Fair value at December 31, 2022 was determined by using a discount rate of 12.56%, prepayment speeds of 18.63%, and a weighted average default rate of 1.29%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at March 31, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Convertible advance maturing February 13, 2026; fixed rate of 4.184%	$50,000	$—
Convertible advance maturing October 26, 2027; fixed rate of 3.530%	25,000	25,000
Convertible advance maturing January 25, 2028; fixed rate of 3.243%	50,000	—
Convertible advance maturing February 14, 2028; fixed rate of 3.625%	25,000	—
Convertible advance maturing June 16, 2032; fixed rate of 1.905%	—	50,000
Convertible advance maturing June 23, 2032; fixed rate of 1.950%	100,000	100,000
Convertible advance maturing August 6, 2032; fixed rate of 1.892%	100,000	100,000
Convertible advance maturing October 26, 2032; fixed rate of 3.025%	25,000	25,000
Convertible advance maturing May 12, 2037; fixed rate of 1.135%	—	75,000
Total FHLB advances	$375,000	$375,000

The FHLB advances outstanding at March 31, 2023 all have a conversion feature that allows the FHLB to call the advances every nine months ($100.0 million) or one year ($275.0 million). At March 31, 2023 and December 31, 2022, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.03 billion and $1.01 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.27 billion and $2.29 billion at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at March 31, 2023.

At March 31, 2023, the Company had Federal Reserve Discount Window funds available of approximately $429.0 million. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $539.1 million as of March 31, 2023, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of March 31, 2023.

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

The sold portion of SBA loans that have an interest only strip are considered secured borrowings and are included in other borrowings. Secured borrowings at March 31 2023 and December 31, 2022 were $387,000 and $392,000, respectively.

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

The components of lease cost for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Operating lease cost	$541	$505
Variable lease cost	44	44
Short-term lease cost	—	—
Sublease income	—	—
Total net lease cost	$585	$549

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
March 31, 2024	$2,002
March 31, 2025	1,858
March 31, 2026	1,597
March 31, 2027	1,358
March 31, 2028	1,079
After March 31, 2028	1,302
Total lease payments	9,196
Less: interest discount	(758)
Present value of lease liabilities	$8,438

Supplemental Lease Information	March 31, 2023
Weighted-average remaining lease term (years)	5.5
Weighted-average discount rate	3.18%

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$513	$487
Operating cash flows from operating leases (lease liability reduction)	$447	$416
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$—	$—

NOTE 8 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements begin in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements begin in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements begin in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $22.3 million and $26.7 million and an unrealized loss of $1.2 million and $779,000 at March 31, 2023 and December 31, 2022, respectively. These unrealized gains and losses are recorded in Interest Rate Derivatives and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements begin on November 2023. The interest rate cap was designated as a cash flow hedge of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $1.7 million and $2.1 million at March 31, 2023 and December 31, 2022, respectively, and are recorded in Interest Rate Derivatives on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At March 31, 2023, there were no cash deposits pledged as collateral by the Company.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022
Notional Amounts	$800,000	$800,000
Weighted-average pay rate	2.28%	2.28%
Weighted-average receive rate	4.52%	1.68%
Weighted-average maturity	4.2 years	4.2 years
Weighted-average remaining maturity	3.1 years	3.4 years
Net interest income (expense) income	$197	$(163)

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2023	December 31, 2022
Notional Amounts	$50,000	$50,000
Rate Cap Premiums	444	474
Cap Rate	2.50%	2.50%
Weighted-average maturity	5.0 years	5.0 years
Weighted-average remaining maturity	3.6 years	3.8 years
Net interest expense	$(31)	$(124)

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of March 31, 2023 and December 31, 2022 include:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$69,030	$62,334
Standby letters of credit	$6,368	$6,303

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $69.0 million of unused lines of credit and $6.4 million for standby letters of credit as of March 31, 2023. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of March 31, 2023 and December 31, 2022 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	March 31, 2023
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,834	$—	$—	$4,834
States and political subdivisions	6,554	—	6,554	—
Mortgage-backed GSE residential	7,786	—	7,786	—
Total securities available for sale	19,174	—	14,340	4,834

Equity securities	10,428	10,428	—	—
SBA servicing asset	7,736	—	—	7,736
Interest only strip	55	—	—	55
Interest rate derivatives	24,008	—	24,008	—
	$61,401	$10,428	$38,348	$12,625
Nonrecurring fair value measurements:
Collateral-dependent loans	$3,631	$—	$—	$3,631	$(165)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$1,170	$—	$1,170	$—

	December 31, 2022
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$5,059	$—	$—	$5,059
States and political subdivisions	6,403	—	6,403	—
Mortgage-backed GSE residential	7,783	—	7,783	—
Total securities available for sale	19,245	—	14,186	5,059

Equity securities	10,300	10,300	—	—
SBA servicing asset	7,038	—	—	7,038
Interest only strip	47	—	—	47
Interest rate derivatives	28,781	—	28,781	—
	$65,411	$10,300	$42,967	$12,144
Nonrecurring fair value measurements:
Impaired loans	$1,045	$—	$—	$1,045	$229

Liabilities
Recurring fair value measurements:
Interest rate swaps	$779	$—	$779	$—

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

Collateral-dependent and impaired loans: Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. Prior to the adoption of ASU 2016-13, impaired loans were evaluated and valued at the time the loan was identified as impaired, at the lower of cost or fair value. Fair value for both collateral-dependent and impaired loans are measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination or approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, January 1, 2023	$5,059	$7,038	$47	$—
Total gains included in income	—	698	8	—
Settlements	—	—	—	—
Prepayments/paydowns	(225)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2023	$4,834	$7,736	$55	$—

Fair value, January 1, 2022	$6,949	$10,091	$143	$—
Total gains included in income	—	304	16	—
Settlements	—	—	—	—
Prepayments/paydowns	(220)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2022	$6,729	$10,395	$159	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at March 31, 2023 and December 31, 2022:

	Valuation	Unobservable	General
	Technique	Input	Range
March 31, 2023:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	12.09%-17.36%
		Discount rate	8.20%-15.97%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2022:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	13.12%-17.60%
		Discount rate	8.21%-19.30%
Nonrecurring:
Impaired Loans	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022 are as follows:

	Carrying	Estimated Fair Value at March 31, 2023
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$224,064	$—	$224,064	$—	$224,064
Investment securities	29,602	10,428	14,340	4,834	29,602
FHLB stock	17,659	—	—	—	N/A
Loans, net	2,993,073	—	—	2,924,232	2,924,232
Accrued interest receivable	13,642	—	61	13,581	13,642
SBA servicing assets	7,736	—	—	7,736	7,736
Interest only strips	55	—	—	55	55
Mortgage servicing assets	3,205	—	—	6,893	6,893
Interest rate derivatives	24,008	—	24,008	—	24,008
Financial Liabilities:
Deposits	2,644,093	—	2,638,012	—	2,638,012
Federal Home Loan Bank advances	375,000	—	372,900	—	372,900
Other borrowings	387	—	387	—	387
Accrued interest payable	3,681	—	3,681	—	3,681
Interest rate derivatives	1,170	—	1,170	—	1,170

	Carrying	Estimated Fair Value at December 31, 2022
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$179,485	$—	$179,485	$—	$179,485
Investment securities	29,545	10,300	14,186	5,059	29,545
FHLB stock	17,493	—	—	—	N/A
Loans, net	3,041,801	—	—	2,999,520	2,999,520
Accrued interest receivable	13,171	—	98	13,073	13,171
SBA servicing asset	7,038	—	—	7,038	7,038
Interest only strips	47	—	—	47	47
Mortgage servicing assets	3,973	—	—	7,209	7,209
Interest rate derivatives	28,781	—	28,781	—	28,781
Financial Liabilities:
Deposits	2,666,838	—	2,658,837	—	2,658,837
Federal Home Loan Bank advances	375,000	—	376,575	—	376,575
Other borrowings	392	—	392	—	392
Accrued interest payable	2,739	—	2,739	—	2,739
Interest rate derivatives	779	—	779	—	779

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of March 31, 2023 the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of March 31, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$349,829	17.51%	209,801	10.5%	N/A	N/A
Bank	349,124	17.47%	209,796	10.5	199,806	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	330,643	16.55%	169,839	8.5%	N/A	N/A
Bank	329,938	16.51%	169,835	8.5	159,844	8.0%
Common Tier 1 (CET1)
Consolidated	330,643	16.55%	139,867	7.0%	N/A	N/A
Bank	329,938	16.51%	139,864	7.0	129,874	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	330,643	9.72%	136,114	4.0%	N/A	N/A
Bank	329,938	9.70%	136,109	4.0	170,136	5.0%
As of December 31, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$338,185	16.68%	212,932	10.5%	N/A	N/A
Bank	336,866	16.61%	212,915	10.5	202,777	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	324,297	15.99%	172,374	8.5%	N/A	N/A
Bank	322,978	15.93%	172,360	8.5	162,221	8.0%
Common Tier 1 (CET1)
Consolidated	324,297	15.99%	141,955	7.0%	N/A	N/A
Bank	322,978	15.93%	141,944	7.0	131,805	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	324,297	9.57%	135,485	4.0%	N/A	N/A
Bank	322,978	9.54%	135,446	4.0	169,307	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At March 31, 2023, 240,000 stock options had been granted and 585,444 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2023 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2023	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2023	240,000	$12.70

The Company recognized no compensation expense for stock options during the three months ended March 31, 2023 and 2022. As of both March 31, 2023 and December 31, 2022, there was $0 of total unrecognized compensation cost related to options granted under the 2018 Incentive Plan. As of March 31, 2023, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the three months ended March 31, 2023 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2023	177,399	$17.95
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2023	177,399	$17.95

During the three months ended March 31, 2023 and 2022, the Company recognized compensation expense for restricted stock of $298,000 and $194,000, respectively. As of March 31, 2023 and December 31, 2022, there was $2.0 million and $2.3 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of March 31, 2023, the cost is expected to be recognized over a weighted-average period of 2.0 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Basic earnings per share
Net Income	$15,730	$19,429

Weighted average common shares outstanding	25,144,683	25,465,236

Basic earnings per common share	$0.63	$0.76

Diluted earnings per share
Net Income	$15,730	$19,429

Weighted average common shares outstanding for basic earnings per common share	25,144,683	25,465,236
Add: Dilutive effects of restricted stock and options	261,172	253,799

Average shares and dilutive potential common shares	25,405,855	25,719,035

Diluted earnings per common share	$0.62	$0.76

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2022 through March 31, 2023 and on our results of operations for the three months ended March 31, 2023 and 2022. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	The impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of rising interest rates, supply chain challenges and inflation;

●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modificaitons, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”), including the implementation of the Current Expected Credit Losses (“CECL”) model;
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;
●	our ability to maintain expenses in line with current projections;

●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, the possibility that the U.S. could default on its debt obligations, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;

●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations; and
●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

CECL Adoption

On January 1, 2023, the Company adopted ASC Topic 326 which replaces the incurred loss approach for measuring credit losses with an expected loss model, referred to the current expected credit loss ("CECL") model. CECL applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. The adoption of this guidance resulted in an increase of the allowance for credit losses of $5.1 million, the creation of an allowance for unfunded commitments of $239,000 and a reduction of retained earnings of $3.9 million, net of the increase in deferred tax assets of $1.4 million.

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of March 31, 2023, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

Critical Accounting Policies and Estimates

Our accounting and reporting estimates conform with U.S. GAAP and general practices within the financial services industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider accounting estimates that can (1) be replaced by other reasonable estimates and/or (2) changes to an estimate from period to period that have a material impact on the presentation of our financial condition, changes in financial condition or results of operations as well as (3) those estimates that require significant and complex assumptions about matters that are highly uncertain to be critical accounting estimates. We consider our critical accounting policies to include the allowance for credit losses, servicing assets, fair value of financial instruments and income taxes.

Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1 of our consolidated financial statements as of December 31, 2022 in the Company’s 2022 Form 10-K. Other than our methodology of estimating allowance for credit losses (mentioned below), there have been no significant changes in the Company’s application of critical accounting policies since December 31, 2022.

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers.

The reserve for credit losses consists of the allowance for credit losses (“ACL”) and the allowance for unfunded commitments. As a result of our January 1, 2023 adoption of ASU No. 2016-13, and its related amendments, our methodology for estimating the reserve for credit losses changed significantly from December 31, 2022. The standard replaced the “incurred loss” approach with an “expected loss” approach known as the Current Expected Credit Losses (“CECL”). The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was “probable” a loss event was “incurred.”

The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for loan-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, we consider forecasts about future economic conditions that are reasonable and supportable. The allowance for unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit. This allowance is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur.

Management’s evaluation of the appropriateness of the reserve for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires significant reliance on the credit risk rating we assign to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows, reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts. The reserve for credit losses attributable to each portfolio segment also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), local/regional economic trends and conditions, changes in underwriting standards, changes in collateral values, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 19 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of March 31, 2023, we had total assets of $3.42 billion, total loans of $3.01 billion, total deposits of $2.64 billion and total shareholders’ equity of $353.0 million.

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

	As of or for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2023	2022	2022	2022	2022
Selected income statement data:
Interest income	$45,965	$43,945	$38,297	$33,025	$31,953
Interest expense	19,732	14,995	8,509	2,805	1,300
Net interest income	26,233	28,950	29,788	30,220	30,653
Provision for credit losses	—	(1,168)	(1,703)	—	104
Noninterest income	6,016	1,794	5,101	4,653	7,656
Noninterest expense	10,679	12,379	12,688	13,119	12,179
Income tax expense	5,840	9,383	7,011	5,654	6,597
Net income	15,730	10,180	16,893	16,100	19,429
Per share data:
Basic income per share	$0.63	$0.40	$0.66	$0.63	$0.76
Diluted income per share	$0.62	$0.40	$0.66	$0.63	$0.76
Dividends per share	$0.18	$0.15	$0.15	$0.15	$0.15
Book value per share (at period end)	$14.04	$13.88	$13.76	$12.69	$12.19
Shares of common stock outstanding	25,143,675	25,169,709	25,370,417	25,451,125	25,465,236
Weighted average diluted shares	25,405,855	25,560,138	25,702,023	25,729,156	25,719,035
Performance ratios:
Return on average assets	1.87%	1.19%	2.07%	2.16%	2.52%
Return on average equity	18.09	11.57	20.56	20.65	26.94
Dividend payout ratio	28.98	37.55	22.75	23.85	19.76
Yield on total loans	5.85	5.50	5.11	4.95	5.00
Yield on average earning assets	5.77	5.43	4.94	4.65	4.34
Cost of average interest bearing liabilities	3.30	2.49	1.51	0.56	0.24
Cost of deposits	3.48	2.61	1.48	0.55	0.27
Net interest margin	3.30	3.58	3.84	4.26	4.16
Efficiency ratio(1)	33.11	40.26	36.37	37.62	31.79
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	(0.00)%	(0.01)%	(0.00)%	(0.00)%	0.06%
Nonperforming assets to gross loans and OREO	0.64	0.80	1.09	1.22	0.63
ACL to nonperforming loans	101.22	68.88	53.25	54.79	134.39
ACL to loans held for investment	0.63	0.45	0.50	0.60	0.66
Balance sheet and capital ratios:
Gross loans held for investment to deposits	114.27%	114.94%	116.21%	115.86%	105.72%
Noninterest bearing deposits to deposits	21.83	22.95	23.43	25.87	25.84
Investment securities to assets	0.87	0.86	0.91	1.02	1.11
Common equity to assets	10.32	10.20	10.42	10.20	9.88
Leverage ratio	9.72	9.57	9.90	10.31	9.46
Common equity tier 1 ratio	16.55	15.99	16.18	16.70	17.24
Tier 1 risk-based capital ratio	16.55	15.99	16.18	16.70	17.24
Total risk-based capital ratio	17.51	16.68	16.94	17.60	18.22
Mortgage and SBA loan data:
Mortgage loans serviced for others	$506,012	$526,719	$550,587	$589,500	$605,112
Mortgage loan production	43,335	88,045	255,662	326,973	162,933
Mortgage loan sales	—	—	—	37,928	56,987
SBA loans serviced for others	485,663	465,120	489,120	504,894	528,227
SBA loan production	15,352	42,419	22,193	21,407	50,689
SBA loan sales	36,458	—	8,588	—	22,898
(1)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Recent Industry Developments

During the first quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits only decreased by 0.9% as compared to December 31, 2022, to $2.64 billion at March 31, 2023 as we experienced minimal deposit outflow in the first quarter. The Company’s uninsured deposits represented 31.9% of total deposits at March 31, 2023 compared to 32.5% of total deposits at December 31, 2022. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 16.55% and 17.51%, respectively, as of March 31, 2023.

Results of Operations

We recorded net income of $15.7 million for the three months ended March 31, 2023 compared to $19.4 million for the same period in 2022, a decrease of $3.7 million, or 19.0%. Basic and diluted earnings per common share for the three months ended March 31, 2023 was $0.63 and $0.62 compared to $0.76 for both the basic and diluted earnings per common share for the same period in 2022.

Interest Income

Interest income totaled $46.0 million for the three months ended March 31, 2023, an increase of $14.0 million, or 43.9%, from the three months ended March 31, 2022, primarily due to an increase in average loan balances of $498.0 million coupled with an 85 basis points increase in the loan yield. The increase in average loans is due to an increase of $8.5 million in average construction and development loans, an increase of $123.0 million in average commercial real estate loans and an increase of $384.9 million in average residential mortgage loans, offset by a decrease of $18.3 million in commercial and industrial loans. As compared to the three months ended March 31, 2022, the yield on average interest-earning assets increased by 143 basis points to 5.77% from 4.34% with the yield on average loans increasing by 85 basis points and the yield on average total investments increasing by 405 basis points.

Interest Expense

Interest expense for the three months ended March 31, 2023 increased $18.4 million, or 1,417.8%, to $19.7 million compared to interest expense of $1.3 million for the three months ended March 31, 2022, primarily due to a 321 basis points increase in deposit costs and a 223 basis points increase in borrowing costs coupled with a $308.5 million increase in average interest-bearing deposit balances. The 321 basis points increase in deposit costs included a 375 basis point increase in the yield on average money market deposits and a 290 basis points increase in the yield on average time deposits. Average time deposits increased by $435.6 million while average money market deposits decreased by $106.8 million.

Average borrowings outstanding for the three months ended March 31, 2023 decreased by $65.2 million with an increase in rate of 223 basis points compared to the three months ended March 31, 2022.

Net Interest Margin

The net interest margin for the three months ended March 31, 2023 decreased by 86 basis points to 3.30% from 4.16% for the three months ended March 31, 2022, primarily due to a 306 basis point increase in the cost of average interest-bearing liabilities of $2.43 billion, offset by a 143 basis point increase in the yield on average interest-earning assets of $3.23 billion. Average earning assets for the three months ended March 31, 2023 increased by $240.0 million from the same period in 2022, primarily due to a $498.0 million increase in average loans, offset by a $254.3 million decrease in average interest-earning cash accounts. Average interest-bearing liabilities for the three months ended March 31, 2023 increased by $243.3 million from the same period in 2022, driven by an increase in average interest-bearing deposits of $308.5 million, offset by a decrease in average borrowings of $65.2 million.

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

Average Balances, Interest and Yields

The following tables present, for the three months ended March 31, 2023 and 2022, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended March 31,
	2023			2022
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$145,354	$1,805	5.04%	$399,642	$365	0.37%
Investment securities	32,952	178	2.19	36,842	129	1.42
Total investments	178,306	1,983	4.51	436,484	494	0.46
Construction and development	39,097	523	5.43	30,583	377	5.00
Commercial real estate	672,109	13,979	8.44	549,132	7,887	5.82
Commercial and industrial	47,105	1,030	8.87	65,450	1,076	6.67
Residential real estate	2,291,699	28,422	5.03	1,906,847	22,074	4.69
Consumer and other	166	28	68.41	206	45	88.59
Gross loans(2)	3,050,176	43,982	5.85	2,552,218	31,459	5.00
Total earning assets	3,228,482	45,965	5.77	2,988,702	31,953	4.34
Noninterest-earning assets	175,110			142,042
Total assets	3,403,592			3,130,744
Interest-bearing liabilities:
NOW and savings deposits	166,962	648	1.57	187,259	75	0.16
Money market deposits	978,954	9,659	4.00	1,085,751	658	0.25
Time deposits	876,803	7,069	3.27	441,228	406	0.37
Total interest-bearing deposits	2,022,719	17,376	3.48	1,714,238	1,139	0.27
Borrowings	403,170	2,356	2.37	468,348	161	0.14
Total interest-bearing liabilities	2,425,889	19,732	3.30	2,182,586	1,300	0.24
Noninterest-bearing liabilities:
Noninterest-bearing deposits	578,978			588,343
Other noninterest-bearing liabilities	46,138			67,301
Total noninterest-bearing liabilities	625,116			655,644
Shareholders' equity	352,587			292,514
Total liabilities and shareholders' equity	$3,403,592			$3,130,744
Net interest income		$26,233			$30,653
Net interest spread			2.47			4.10
Net interest margin			3.30			4.16
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(47)	$1,528	$1,481
Investment securities	(138)	146	8
Total investments	(185)	1,674	1,489
Construction and development	76	70	146
Commercial real estate	1,852	4,240	6,092
Commercial and industrial	(359)	313	(46)
Residential real estate	4,661	1,687	6,348
Consumer and Other	(17)	—	(17)
Gross loans(2)	6,213	6,310	12,523
Total earning assets	6,028	7,984	14,012
Interest-bearing liabilities:
NOW and savings deposits	(13)	586	573
Money market deposits	(116)	9,117	9,001
Time deposits	1,125	5,538	6,663
Total interest-bearing deposits	996	15,241	16,237
Borrowings	(305)	2,500	2,195
Total interest-bearing liabilities	691	17,741	18,432
Net interest income	$5,337	$(9,757)	$(4,420)
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Credit Losses

The provision for credit losses reflects our internal calculation and judgment of the appropriate amount of the allowance for credit losses. The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” has significantly changed the methodology of how we measure credit losses (see Note 1 to the Consolidated Financial Statements for more information). We maintain the allowance for credit losses at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The allowance for credit losses is determined through detailed quarterly analyses of our loan portfolio. The allowance for credit losses is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates. Additional qualititavive factors that are considered in determining the amount of the allowance for credit losses are concentrations of credit risk (geographic, large borrower, and industry), local/regional economic trends and conditions, changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

We recorded no provision for credit losses during the three months ended March 31, 2023 compared to provision expense of $104,000 during the same period in 2022. Our ACL forecast outlook was relatively stable between the January 1, 2023 CECL implementation date and the period ended March 31, 2023. This resulted in only a slight increase in estimated reserves; however, the increase was offset by the decline in loan balances so no provision for credit losses was needed. Our ACL as a percentage of gross loans for the periods ended March 31, 2023 and 2022 was 0.63% and 0.66%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2023 was $6.0 million, a decrease of $1.6 million, or 21.4%, compared to $7.7 million for the three months ended March 31, 2022. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$449	$481	$(32)	(6.7)%
Other service charges, commissions and fees	874	2,159	(1,285)	(59.5)
Gain on sale of residential mortgage loans	—	1,211	(1,211)	100.0
Mortgage servicing income, net	(96)	101	(197)	195.0
Gain on sale of SBA loans	1,969	1,568	401	25.6
SBA servicing income, net	1,814	1,644	170	10.3
Other income	1,006	492	514	104.5
Total noninterest income	$6,016	$7,656	$(1,640)	(21.4)%

Service charges on deposit accounts decreased $32,000, or 6.7%, to $449,000 for the three months ended March 31, 2023 compared to $481,000 for the same three months during 2022. This decrease was primarily attributable to lower analysis fees and overdraft fees.

Other service charges, commissions and fees decreased $1.3 million, or 59.5%, to $874,000 for the three months ended March 31, 2023 compared to $2.2 million for the three months ended March 31, 2022. This decrease was mainly attributable to lower application, processing, underwriting and origination fees earned from our origination of residential mortgage loans as mortgage volume declined during the three months ended March 31, 2023 compared to the same period in 2022. Mortgage loan originations totaled $43.3 million during the three months ended March 31, 2023 compared to $162.9  million during the same period in 2022.

Total gain on sale of loans was $2.0 million for the three months ended March 31, 2023 compared to $2.8 million for the same period of 2022, a decrease of $810,000, or 29.1%.

We recorded no gain on sale of residential mortgage loans during the three months ended March 31, 2023 as no residential mortgage loans were sold during the period. Gain on sale of residential mortgage loans totaled $1.2 million for the three months ended March 31, 2022 as we sold $57.0 million in residential mortgage loans during the period with an average premium of 2.13%.

Gain on sale of SBA loans totaled $2.0 million for the three months ended March 31, 2023 compared to $1.6 million for the same period in 2022. We sold $36.5 million in SBA loans during the three months ended March 31, 2023 with average premiums of 6.80%. We sold $22.9 million in SBA loans during the three months ended March 31, 2022 with average premiums of 9.00%.

Mortgage loan servicing income, net of amortization, decreased by $197,000, or 195.0%, to an expense balance of $96,000 during the three months ended March 31, 2023 compared to income of $101,000 for the same period of 2022. The changes in mortgage loan servicing income were primarily due to decreases in mortgage servicing fees and capitalized mortage servicing assets, offset by the decrease in mortgage servicing amortization. Included in mortgage loan servicing income for the three months ended March 31, 2023 were $672,000 in mortgage servicing fees compared to $923,000 for the same period in 2022 and capitalized mortgage servicing assets of $0 for the three months ended March 31, 2023 compared to $413,000 for the same period in 2022. These amounts were offset by mortgage loan servicing asset amortization of $768,000 for the three months ended March 31, 2023 compared to $1.3 million during the same period in 2022. During the three months ended March 31, 2023, we did not record a fair value impairment on our mortgage servicing assets compared to a fair value impairment recovery of $75,000 recorded during the three months ended March 31, 2022. Our total residential mortgage loan servicing portfolio was $506.0 million at March 31, 2023 compared to $605.1 million at March 31, 2022.

SBA servicing income net increased by $170,000, or 10.3%, to $1.8 million for the three months ended March 31, 2023 compared to $1.6 million for the three months ended March 31, 2022. Our total SBA loan servicing portfolio was $485.7 million as of March 31, 2023 compared to $528.2 million as of March 31, 2022. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended March 31, 2023 we recorded a $708,000 fair value increase to our SBA servicing rights compared to a $323,000 increase to our SBA servicing rights during the three months ended March 31, 2022.

Other noninterest income increased by $514,000, or 104.5%, to $1.0 million for the three months ended March 31, 2023 compared to $492,000 for the three months ended March 31, 2022. The increase was mainly due to a gain on sale of foreclosed real estate of $547,000 recorded during the three months ended March 31, 2023 compared to a loss on sale of $15,000 recorded during the same period in 2022. The largest component of other noninterest income is the income on bank owned life insurance which totaled $435,000 and $404,000 for the three months ended March 31, 2023 and 2022, respectively.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2023 was $10.7 million compared to $12.1 million for the three months ended March 31, 2022, a decrease of $1.5 million, or 12.3%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars in thousands )	2023	2022	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$6,366	$7,096	$(730)	(10.3)%
Occupancy and equipment	1,214	1,227	(13)	(1.1)
Data processing	275	277	(2)	(0.7)
Advertising	146	150	(4)	(2.7)
Other expenses	2,678	3,429	(751)	(21.9)
Total noninterest expense	$10,679	$12,179	$(1,500)	(12.3)%

Salaries and employee benefits expense for the three months ended March 31, 2023 was $6.4 million compared to $7.1 million for the three months ended March 31, 2022, a decrease of $730,000, or 10.3%. This decrease was partially attributable to lower commissions paid to our loan officers as loan volume declined during the three months ended March 31, 2023.

Occupancy and equipment expense for the three months ended March 31, 2023 was $1.2 million compared to $1.2 million for the three months ended March 31, 2022, a slight decrease of $13,000, or 1.1%. This decrease was partially due to lower depreciation expense.

Data processing expenses for the three months ended March 31, 2023 remained relatively flat compared to the same period in 2022.

Advertising expenses for the three months ended March 31, 2023 remained relatively flat compared to the same period in 2022.

Other expenses for the three months ended March 31, 2023 were $2.7 million compared to $3.4 million for the three months ended March 31, 2022, a decrease of $751,000, or 21.9%. This decrease was primarily due to lower FDIC deposit insurance premiums and security expense, as well as fair value gains on our equity securities, partially offset by higher other real estate owned expenses. Included in other expenses for the three months ended March 31, 2023 and 2022 were directors’ fees of approximately $137,000 and $139,000, respectively.

Income Tax Expense

Income tax expense for the three months ended March 31, 2023 and 2022 was $5.8 million and $6.6 million, respectively. The Company’s effective tax rates were 27.1% and 25.3% for the three months ended March 31, 2023 and 2022, respectively.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, creating a 15% corporate alternative minimum tax on profits of corporations based on average annual adjusted financial statement income effective for tax years beginning January 1, 2023. We do not anticipate a material impact on our financial position or results of operations from the IRA.

Financial Condition

Total assets decreased $8.2 million, or 0.2%, to $3.42 billion at March 31, 2023 as compared to $3.43 billion at December 31, 2022. The decrease in total assets was primarily attributable to decreases in loans of $43.7 million, federal funds sold of $20.6 million, interest rate derivatives of $4.8 million and foreclosed real estate of $3.6 million, as well as an increase in the allowance for credit losses of $5.1 million, partially offset by increases in cash and due from banks of $65.2 million and other assests of $2.7 million.

Loans

Gross loans decreased $44.0 million, or 1.4%, to $3.02 billion as of March 31, 2023 as compared to $3.07 billion as of December 31, 2022. Our loan decline during the three months ended March 31, 2023 was comprised of an increase of $1.4 million, or 3.0%, in construction and development loans, a decrease of $17.3 million, or 2.6%, in commercial real estate loans, a decrease of $7.0 million, or 13.1%, in commercial and industrial loans, a decrease of $21.0 million, or 0.9%, in residential real estate loans and a decrease of $166,000, or 76.9%, in consumer and other loans. There were no loans classified as held for sale as of March 31, 2023 or December 31, 2022.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$49,209	1.6%	$47,779	1.6%
Commercial real estate	639,951	21.2%	657,246	21.4%
Commercial and industrial	46,208	1.5%	53,173	1.7%
Residential real estate	2,285,902	75.7%	2,306,915	75.3%
Consumer and other	50	—%	216	—%
Gross loans	$3,021,320	100.0%	$3,065,329	100.0%
Less unearned income	(9,300)		(9,640)
Total loans held for investment	$3,012,020		$3,055,689

SBA Loan Servicing

As of March 31, 2023 and December 31, 2022, we serviced $485.7 million and $465.1 million, respectively, in SBA loans for others. We carried a servicing asset of $7.8 million and $7.1 million at March 31, 2023 and December 31, 2022, respectively. See Note 4 of our consolidated financial statements as of March 31, 2023, included elsewhere in this

Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three months ended March 31, 2023 and 2022.

Residential Mortgage Loan Servicing

As of March 31, 2023, we serviced $506.0 million in residential mortgage loans for others compared to $526.7 million as of December 31, 2022. We carried a servicing asset, net of amortization, of $3.2 million and $4.0 million at March 31, 2023 and December 31, 2022, respectively. Amortization relating to the mortgage loan servicing asset was $768,000 for the three months ended March 31, 2023 compared to $1.3 million for the same period in 2022. During the three months ended March 31, 2023, we did not record a fair value impairment on our mortgage servicing asset compared to a $75,000 fair value impairment recovery recorded for the same period in 2022. See Note 5 of our consolidated financial statements as of March 31, 2023, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three months ended March 31, 2023 and 2022.

Asset Quality

Nonperforming Loans

Asset quality remained relatively strong during the first quarter of 2023 as our nonperforming loans to total loans remained low at 0.62% as of March 31, 2023. Nonperforming loans were $18.7 million at March 31, 2023 compared to $20.2 million at December 31, 2022. The decrease from December 31, 2022 to March 31, 2023 was attributable to a $1.0 million decrease in nonaccrual loans, a $180,000 decrease in loans past due 90 days or more and still accruing, and a $265,000 decrease in accruing restructured loans. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2023 or the year ended December 31, 2022.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans. Nonaccrual loans at March 31, 2023 comprised of $1.6 million of commercial real estate loans, $218,000 in commercial and industrial loans and $7.3 million in residential real estate loans. Nonaccrual loans at December 31, 2022 comprised of $4.9 million in commercial real estate loans, $136,000 in commercial and industrial loans, and $5.0 million in residential real estate loans.

(Dollars in thousands)	March 31, 2023	December 31, 2022
Nonaccrual loans	$9,064	$10,065
Past due loans 90 days or more and still accruing	—	180
Accruing restructured loans	9,654	9,919
Total nonperforming loans	18,718	20,164
Foreclosed real estate	766	4,328
Total nonperforming assets	$19,484	$24,492
Nonperforming loans to gross loans	0.62%	0.66%
Nonperforming assets to total assets	0.57%	0.71%
Allowance for credit losses to nonperforming loans	101.22%	68.88%

Allowance for Credit Losses

The allowance for credit losses was $19.0 million at March 31, 2023 compared to $13.9 million at December 31, 2022, an increase of $5.1 million or 36.4%. The increase was entirely due to the CECL adoption during the first quarter of 2023. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

We maintain a reserve for credit losses that consist of two components, the allowance for credit losses and the allowance for unfunded commitments, The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allwance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $239,000 as of March 31, 2023.

Going forward, the impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of March 31, 2023, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended March 31,
(Dollars in thousands )	2023	2022
Balance, beginning of period	$13,888	$16,952
CECL adoption (Day 1) impact	5,055	—
Charge-offs:
Construction and development	—	—
Commercial real estate	—	390
Commercial and industrial	—	—
Residential real estate	—	—
Consumer and other	—	—
Total charge-offs	—	390
Recoveries:
Construction and development	—	—
Commercial real estate	2	2
Commercial and industrial	2	1
Residential real estate	—	—
Consumer and other	—	5
Total recoveries	4	8
Net (recoveries)/charge-offs	(4)	382
Provision for credit losses	—	104
Balance, end of period	$18,947	$16,674
Total loans at end of period	$3,021,320	$2,518,351
Average loans(1)	3,050,176	2,533,254
Net charge-offs to average loans	0.00%	0.06%
Allowance for credit losses to total loans	0.63%	0.66%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2023.

Deposits

Total deposits decreased $22.7 million, or 0.9%, to $2.64 billion at March 31, 2023 compared to $2.67 billion at December 31, 2022. The decrease was primarily due to a $82.5 million decrease in money market accounts, a $34.7 million decrease in noninterest-bearing deposits and a $3.1 million decrease in savings accounts, offset by a $93.2 million increase in time deposits and a $4.4 million increase interest-bearing demand deposits. The decrease in money market accounts was partially due to the decrease of $64.8 million in brokered money market balances during the three months ended March 31, 2023. As of March 31, 2023 and December 31, 2022, 21.8% and 22.9% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 78.2% and 77.1%, respectively, of interest-bearing deposit accounts.

We had $461.6 million of brokered deposits, or 17.5% of total deposits, at March 31, 2023 compared to $523.7 million, or 19.6% of total deposits, at December 31, 2022. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

Uninsured deposits were 31.9% of total deposits at March 31, 2023, compared to 32.5% and 27.4% at December 31, 2022 and March 31, 2022, respectively. As of March 31, 2023, we had $1.13 billion of available borrowing capacity at the Federal Home Loan Bank ($657.0 million), Federal Reserve Discount Window ($429.0 million) and various other financial institutions (fed fund lines totaling $47.5 million).

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023		2022
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$578,978	—%	$588,343	—%
Interest-bearing demand deposits	149,266	1.74	155,418	0.15
Savings and money market deposits	557,508	3.21	705,643	0.31
Brokered money market deposits	439,142	4.85	411,949	0.14
Time deposits	876,803	3.27	441,228	0.37
Total interest-bearing deposits	2,022,719	3.48	1,714,238	0.27
Total deposits	$2,601,697	2.71	$2,302,581	0.20

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At March 31, 2023 and December 31, 2022, we had available borrowing capacity from the FHLB of $657.0 million and $633.6 billion, respectively. At March 31, 2023 and December 31, 2022, we had $375.0 million of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at March 31, 2023 and December 31, 2022. We did not have any advances outstanding under these agreements as of March 31, 2023 and December 31, 2022.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of March 31, 2023 and December 31, 2022, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition,  the Company had Federal Reserve Discount Window funds available of approximately $429.0 million at March 31, 2023. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $539.1 million as of March 31, 2023, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of March 31, 2023 and December 31, 2022.

At both March 31, 2023 and December 31, 2022, we had $375.0 million of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $657.0 million and $633.6 million of additional borrowing availability with the FHLB as of March 31, 2023 and December 31, 2022, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2023 and December 31, 2022. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2023 and December 31, 2022. As of December 31, 2022, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2022 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for "Well
			in Capital	Capitalized"
			Conservation	Depository
	March 31, 2023	December 31, 2022	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	17.51%	16.68%	10.50%	N/A
Bank	17.47%	16.61%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	16.55%	15.99%	8.50%	N/A
Bank	16.51%	15.93%	8.50	8.00%
CETI capital (to risk-weighted assets)
Consolidated	16.55%	15.99%	7.00%	N/A
Bank	16.51%	15.93%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	9.72%	9.57%	4.00%	N/A
Bank	9.70%	9.54%	4.00	5.00%

Dividends

On April 19, 2023, the Company declared a cash dividend of $0.18 per share, payable on May 12, 2023, to common shareholders of record as of May 3, 2023. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of March 31, 2023, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of March 31, 2023 and December 31, 2022.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2023 and December 31, 2022 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-100	+200	-100
March 31, 2023	0.10%	1.20%	22.70%	12.60%
December 31, 2022	(1.60)%	2.50%	21.60%	12.90%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100
March 31, 2023	(20.70)%	(14.00)%	(7.00)%	8.30%
December 31, 2022	(17.80)%	(11.90)%	(5.90)%	6.90%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2023 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2022 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

Other than the risk factor set forth below related to the recent negative developments in the banking industry, there are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2022 Form 10-K.

Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company.  These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions.   Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability.  While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.  Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing.  As primarily a commercial bank, the Bank has an elevated degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits, and also maintains a robust CRE portfolio.  As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes the repurchases of our common shares for the three months ended March 31, 2023.

Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
January 1, 2023 to January 31, 2023	26,034	$21.17	26,034	266,533
February 1, 2023 to February 28, 2023	—	—	—	—
March 1, 2023 to March 31, 2023	—	—	—	—
Total	26,034	$19.89	26,034	266,533

On May 5, 2022, the Company announced that the Board of Directors of the Company approved the adoption of a share repurchase program authorizing the Company to repurchase up to 689,191 shares of the Company’s outstanding shares of common stock. The share repurchase program began on May 6, 2022 and ended on January 9, 2023. The repurchases were made in compliance with all Securities and Exchange Commission rules, including Rule 10b-18, and other legal requirements and were made in part under Rule 10b5-1 plans, which permits stock repurchases when the Company might otherwise be precluded from doing so. Repurchases were made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions.

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

METROCITY BANKSHARES, INC.

Date: May 8, 2023	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: May 8, 2023	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer