Form 10-Q
period 2023-09-30
MetroCity Bankshares, Inc.
filed 2023-11-07
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 25,206,085 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

September 30, 2023

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets:
Cash and due from banks	$279,106	$150,964
Federal funds sold	2,951	28,521
Cash and cash equivalents	282,057	179,485
Equity securities	10,113	10,300
Securities available for sale	17,664	19,245
Loans, less allowance for credit losses of $17,660 and $13,888, respectively	3,012,287	3,041,801
Accrued interest receivable	14,612	13,171
Federal Home Loan Bank stock	17,846	17,493
Premises and equipment, net	17,459	14,257
Operating lease right-of-use asset	7,340	8,463
Foreclosed real estate, net	761	4,328
SBA servicing asset	7,107	7,085
Mortgage servicing asset, net	1,823	3,973
Bank owned life insurance	70,462	69,130
Interest rate derivatives	46,502	28,781
Other assets	4,994	9,727
Total assets	$3,511,027	$3,427,239

Liabilities:
Deposits:
Non-interest-bearing demand	$559,540	$611,991
Interest-bearing	2,159,048	2,054,847
Total deposits	2,718,588	2,666,838

Federal Home Loan Bank advances	325,000	375,000
Other borrowings	—	392
Operating lease liability	7,537	8,885
Accrued interest payable	3,915	2,739
Other liabilities	71,283	23,964
Total liabilities	$3,126,323	$3,077,818

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,241,157 and 25,169,709 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	252	252
Additional paid-in capital	45,580	45,298
Retained earnings	308,589	285,832
Accumulated other comprehensive income	30,283	18,039
Total shareholders' equity	384,704	349,421
Total liabilities and shareholders' equity	$3,511,027	$3,427,239

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest and dividend income:
Loans, including fees	$45,695	$37,263	$134,516	$101,032
Other investment income	2,979	1,011	7,500	2,214
Federal funds sold	35	23	140	29
Total interest income	48,709	38,297	142,156	103,275

Interest expense:
Deposits	21,736	6,964	58,916	10,487
FHLB advances and other borrowings	2,819	1,545	7,883	2,127
Total interest expense	24,555	8,509	66,799	12,614

Net interest income	24,154	29,788	75,357	90,661

Provision for credit losses	(381)	(1,703)	(797)	(1,599)

Net interest income after provision for credit losses	24,535	31,491	76,154	92,260

Noninterest income:
Service charges on deposit accounts	490	509	1,403	1,508
Other service charges, commissions and fees	1,478	2,676	3,618	8,482
Gain on sale of residential mortgage loans	—	—	—	2,017
Mortgage servicing income, net	(85)	(358)	(232)	(262)
Gain on sale of SBA loans	244	500	3,267	2,068
SBA servicing income, net	270	1,330	3,472	1,897
Other income	505	444	2,151	1,700
Total noninterest income	2,902	5,101	13,679	17,410

Noninterest expense:
Salaries and employee benefits	6,864	7,756	20,333	22,781
Occupancy and equipment	1,272	1,167	3,525	3,594
Data processing	300	270	928	808
Advertising	143	158	454	434
Other expenses	3,206	3,337	8,758	10,369
Total noninterest expense	11,785	12,688	33,998	37,986

Income before provision for income taxes	15,652	23,904	55,835	71,684
Provision for income taxes	4,224	7,011	15,569	19,262
Net income available to common shareholders	$11,428	$16,893	$40,266	$52,422

Earnings per share:
Basic	$0.45	$0.66	$1.60	$2.06
Diluted	$0.45	$0.66	$1.58	$2.04

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$11,428	$16,893	$40,266	$52,422

Other comprehensive gain:

Unrealized holding losses on securities available for sale	(803)	(893)	(587)	(3,707)
Net changes in fair value of cash flow hedges	7,249	19,332	18,595	31,113
Tax effect	(1,805)	(4,610)	(5,764)	(6,852)

Other comprehensive gain	4,641	13,829	12,244	20,554

Comprehensive income	$16,069	$30,722	$52,510	$72,976

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, July 1, 2023	25,279,846	$253	$45,516	$301,752	$25,642	$373,163
Net income	—	—	—	11,428	—	11,428
Stock based compensation expense	—	—	825	—	—	825
Repurchase of common stock	(38,689)	(1)	(761)	—	—	(762)
Other comprehensive income	—	—	—	—	4,641	4,641
Dividends declared on common stock ($0.18 per share)	—	—	—	(4,591)	—	(4,591)
Balance, September 30, 2023	25,241,157	$252	$45,580	$308,589	$30,283	$384,704

Balance, July 1, 2022	25,451,125	$255	$49,831	$266,426	$6,557	$323,069
Net income	—	—	—	16,893	—	16,893
Stock based compensation expense	—	—	689	—	—	689
Repurchase of common stock	(80,708)	(1)	(1,606)	—	—	(1,607)
Other comprehensive income	—	—	—	—	13,829	13,829
Dividends declared on common stock ($0.15 per share)	—	—	—	(3,844)	—	(3,844)
Balance, September 30, 2022	25,370,417	$254	$48,914	$279,475	$20,386	$349,029

Nine Months Ended:
Balance, January 1, 2023	25,169,709	$252	$45,298	$285,832	$18,039	$349,421
Net income	—	—	—	40,266	—	40,266
Stock based compensation expense	—	—	1,596	—	—	1,596
Vesting of restricted stock	136,171	1	(1)	—	—	—
Repurchase of common stock	(64,723)	(1)	(1,313)	—	—	(1,314)
Impact of adoption of new accounting standard, net of tax(1)	—	—	—	(3,801)	—	(3,801)
Other comprehensive income	—	—	—	—	12,244	12,244
Dividends declared on common stock ($0.54 per share)	—	—	—	(13,708)	—	(13,708)
Balance, September 30, 2023	25,241,157	$252	$45,580	$308,589	$30,283	$384,704

Balance, January 1, 2022	25,465,236	$255	$51,559	$238,577	$(168)	$290,223
Net income	—	—	—	52,422	—	52,422
Stock based compensation expense	—	—	1,242	—	—	1,242
Vesting of restricted stock	101,097	1	(1)	—	—	—
Repurchase of common stock	(195,916)	(2)	(3,886)	—	—	(3,888)
Other comprehensive income	—	—	—	—	20,554	20,554
Dividends declared on common stock ($0.45 per share)	—	—	—	(11,524)	—	(11,524)
Balance, September 30, 2022	25,370,417	$254	$48,914	$279,475	$20,386	$349,029
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL.

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flow from operating activities:
Net income	$40,266	$52,422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,960	2,665
Provision for credit losses	(797)	(1,599)
Stock based compensation expense	1,596	1,242
Unrealized losses recognized on equity securities	187	934
(Gain) loss on sale of foreclosed real estate	(547)	15
Writedown of foreclosed real estate	240	—
Proceeds from sales of residential real estate loans	—	96,932
Gain on sale of residential mortgages	—	(2,017)
Origination of SBA loans held for sale	(73,038)	(32,077)
Proceeds from sales of SBA loans held for sale	76,305	34,145
Gain on sale of SBA loans	(3,267)	(2,068)
Increase in cash value of bank owned life insurance	(1,332)	(1,260)
Increase in accrued interest receivable	(1,441)	(680)
(Increase) decrease in SBA servicing rights	(22)	1,910
Decrease in mortgage servicing rights	2,150	2,772
Decrease (increase) in other assets	462	(9,175)
Increase in accrued interest payable	1,176	1,285
Increase (decrease) in other liabilities	46,503	(1,839)
Net cash flow provided by operating activities	90,401	143,607

Cash flow from investing activities:
Proceeds from maturities, calls or paydowns of securities available for sale	943	1,992
(Purchase) redemption of Federal Home Loan Bank stock	(353)	4,082
Decrease (increase) in loans, net	25,077	(569,300)
Purchases of premises and equipment	(3,988)	(1,429)
Proceeds from sales of foreclosed real estate owned	4,109	41
Purchase of bank owned life insurance	—	(8,000)
Net cash flow provided (used) by investing activities	25,788	(572,614)

Cash flow from financing activities:
Dividends paid on common stock	(13,661)	(11,493)
Repurchases of common stock	(1,314)	(3,888)
Increase in deposits, net	51,750	307,833
Decrease in other borrowings, net	(392)	(63)
Proceeds from Federal Home Loan Bank advances	275,000	475,000
Repayments of Federal Home Loan Bank advances	(325,000)	(600,000)
Net cash flow used by financing activities	(13,617)	167,389

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022

Net change in cash and cash equivalents	102,572	(261,618)
Cash and cash equivalents at beginning of period	179,485	441,341

Cash and cash equivalents at end of period	$282,057	$179,723

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$—	$94,915

Transfer of loan principal to foreclosed real estate, net of write-downs	$235	$766

Initial recognition of operating lease right-of-use assets	$—	$1,273

Initial recognition of operating lease liabilities	$—	$1,273

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$65,623	$11,329

Income taxes	$13,765	$23,432

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “Company’s 2022 Form 10-K”). Aside from the adoption of ASU 2016-13 (which is further discussed below), there were no new accounting policies or changes to existing policies adopted during the first nine months of 2023 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2023. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2023 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Accounting Standards Adopted in 2023

In January 2023, the Company adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard applies to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplifies the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. In addition, under the new standard, entities are required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was effective for interim and annual reporting periods beginning after December 15, 2022. With its adoption, ASU 2016-13 provided for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance was effective.

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

For available for sale (“AFS”) securities, the new CECL methodology replaced the other-than-temporary impairment model and required the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline was determined to be other-than-temporary. There was no financial impact related to this implementation since the credit risk associated with our securities portfolio was minimal. The Company has made a policy election to exclude accrued interest from the amortized cost basis of AFS securities. Accrued interest receivable for AFS securities totaled $78,000 and $114,000 as of September 30, 2023 and December 31, 2022, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

The following new accounting policies were adopted during 2023 to date:

Allowance for Credit Losses – Available for Sale Securities

The impairment model for available for sale (“AFS”) securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of September 30, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 below for further details.

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

Qualitative Factors

The Company also considers qualitative adjustments to the quantitative baseline discussed above. For example, the Company considers the impact of current environmental factors at the reporting date that did not exist over the period from which historical experience was used. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

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

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $294,000 as of September 30, 2023 and is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,678	$—	$—	$4,678
States and political subdivisions	8,085	—	(2,022)	6,063
Mortgage-backed GSE residential	8,963	—	(2,040)	6,923
Total	$21,726	$—	$(4,062)	$17,664

	December 31, 2022
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$5,059	$—	$—	$5,059
States and political subdivisions	8,121	—	(1,718)	6,403
Mortgage-backed GSE residential	9,540	—	(1,757)	7,783
Total	$22,720	$—	$(3,475)	$19,245

The amortized costs and estimated fair values of investment securities available for sale at September 30, 2023 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	5,919	5,860
Due after five years but less than ten years	—	—
Due in more than ten years	6,844	4,881
Mortgage-backed GSE residential	8,963	6,923
Total	$21,726	$17,664

Accrued interest receivable for securities available for sale totaled $78,000 and $114,000 as of September 30, 2023 and December 31, 2022, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of September 30, 2023, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $13.0 million. There were no securities pledged as of December 31, 2022 to secure borrowing lines, public deposits or repurchase agreements. There were no securities sold during the three or nine months ended September 30, 2023 and 2022.

Information pertaining to securities with gross unrealized losses at September 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	September 30, 2023
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$2,022	$6,063
Mortgage-backed GSE residential	—	—	2,040	6,923
Total	$—	$—	$4,062	$12,986

	December 31, 2022
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$756	$3,556	$962	$2,847
Mortgage-backed GSE residential	48	541	1,709	7,242
Total	$804	$4,097	$2,671	$10,089

At September 30, 2023, the twenty securities available for sale (11 municipal securities and 9 mortgage-backed securities) with an unrealized loss have depreciated 23.82% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of September 30, 2023 represent a credit loss impairment.  As of September 30, 2023, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of September 30, 2023 and December 31, 2022, the Company had equity securities with carrying values totaling $10.1 million and $10.3 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended September 30, 2023 and 2022, we recognized unrealized losses of $245,000 and $327,000, respectively, in net income on our equity securities. During the nine months ended September 30, 2023 and 2022, we recognized unrealized losses of $187,000 and $934,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in Other Expenses on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Construction and development	$41,783	$47,779
Commercial real estate	624,122	657,246
Commercial and industrial	61,332	53,173
Residential real estate	2,310,981	2,306,915
Consumer and other	240	216
Total loans receivable	3,038,458	3,065,329
Unearned income	(8,511)	(9,640)
Allowance for credit losses	(17,660)	(13,888)
Loans, net	$3,012,287	$3,041,801

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of September 30, 2023 and December 31, 2022, accrued interest receivable for loans totaled $14.5 million and $13.1 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

A summary of changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$30	$6,208	$653	$11,199	$1	$—	$18,091
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	1	3	—	—	—	4
Provision expense	(3)	(13)	(22)	(400)	3	—	(435)
Ending balance	$27	$6,196	$634	$10,799	$4	$—	$17,660

	Three Months Ended September 30, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$140	$3,539	$4,219	$8,678	$6	$96	$16,678
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	1	6	—	—	—	7
Provision expense	24	(510)	(1,970)	845	4	(96)	(1,703)
Ending balance	$164	$3,030	$2,255	$9,523	$10	$—	$14,982

	Nine Months Ended September 30, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888
Impact of adopting ASU 2016-13	(79)	3,275	(307)	2,166	—	—	5,055
Charge-offs	—	(231)	(221)	—	—	—	(452)
Recoveries	—	4	18	—	—	—	22
Provision expense	(18)	337	(182)	(993)	3	—	(853)
Ending balance	$27	$6,196	$634	$10,799	$4	$—	$17,660

	Nine Months Ended September 30, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Charge-offs	—	—	(390)	—	—	—	(390)
Recoveries	—	5	9	—	5	—	19
Provision	64	(1,121)	(2,353)	1,806	5	—	(1,599)
Ending balance	$164	$3,030	$2,255	$9,523	$10	$—	$14,982

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

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of September 30, 2023, there were $11.6 million, $3.2 million and $95,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of September 30, 2023 was $544,000.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of September 30, 2023 and December 31, 2022:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
September 30, 2023	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$41,091	$—	$548	$—	$548	$—	$41,639
Commercial real estate	619,582	—	346	—	346	1,944	621,872
Commercial and industrial	59,420	—	—	—	—	1,612	61,032
Residential real estate	2,289,601	3,992	—	—	3,992	11,571	2,305,164
Consumer and other	240	—	—	—	—	—	240
Total	$3,009,934	$3,992	$894	$—	$4,886	$15,127	$3,029,947

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2022	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$47,567	$—	$—	$—	$—	$—	$47,567
Commercial real estate	649,552	354	—	—	354	4,892	654,798
Commercial and industrial	52,485	—	310	180	490	136	53,111
Residential real estate	2,282,089	8,882	3,989	—	12,871	5,037	2,299,997
Consumer and other	216	—	—	—	—	—	216
Total	$3,031,909	$9,236	$4,299	$180	$13,715	$10,065	$3,055,689

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of September 30, 2023:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
September 30, 2023	Related ACL	Related ACL	Nonaccrual Loans
Commercial real estate	$1,163	$781	$1,944
Commercial and industrial	90	1,522	1,612
Residential real estate	—	11,571	11,571
Total	$1,253	$13,874	$15,127

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

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of September 30, 2023. There were no loans with a risk rating of Doubtful or Loss at September 30, 2023.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
September 30, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total Loans
Construction and development
Pass	$4,674	$12,681	$22,035	$1,194	$267	$240	$—	$41,091
Special Mention	—	—	548	—	—	—	—	548
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$4,674	$12,681	$22,583	$1,194	$267	$240	$—	$41,639
Commercial real estate
Pass	$59,750	$197,514	$107,960	$81,012	$54,341	$104,130	$1,170	$605,877
Special Mention	—	—	—	1,937	—	—	—	1,937
Substandard	—	595	—	1,163	10,636	1,664	—	14,058
Total commercial real estate	$59,750	$198,109	$107,960	$84,112	$64,977	$105,794	$1,170	$621,872

Commercial real estate:
Current period gross write offs	$—	$—	$—	$—	$—	$231	$—	$231

Commercial and industrial
Pass	$11,082	$14,037	$5,019	$3,261	$2,870	$3,571	$17,530	$57,370
Special Mention	—	—	—	359	222	1,240	—	1,821
Substandard	—	—	1,282	—	538	21	—	1,841
Total commercial and industrial	$11,082	$14,037	$6,301	$3,620	$3,630	$4,832	$17,530	$61,032

Commercial and industrial:
Current period gross write offs	$—	$—	$142	$—	$79	$—	$—	$221

Residential real estate
Pass	$192,955	$741,169	$854,366	$295,145	$62,583	$145,687	$—	$2,291,905
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	118	1,863	2,173	1,386	7,719	—	13,259
Total residential real estate	$192,955	$741,287	$856,229	$297,318	$63,969	$153,406	$—	$2,305,164
Consumer and other
Pass	$240	$—	$—	$—	$—	$—	$—	$240
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$240	$—	$—	$—	$—	$—	$—	$240

Total loans	$268,701	$966,114	$993,073	$386,244	$132,843	$264,272	$18,700	$3,029,947

During the three and nine months ended Setpember 30, 2023, one construction and development revolving loan totaling $11.6 million was converted to a commercial real estate term loan.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023. None of the loan modifications below were past due or on nonaccrual status as as of September 30, 2023.

	Interest		Interest		% of Total
(Dollars in thousands)	Term	Payment	Rate		Financing
Three and Nine Months Ended September 30, 2023	Extension	Delay	Reduction	Total	Receivable
Construction and development	$—	$—	$—	$—	—%
Commercial real estate	—	—	12,400	12,400	1.99
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$—	$12,400	$12,400	0.41%

The following table presents the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Three and Nine Months Ended September 30, 2023	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	—	3.60
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$—	3.60%

No loan modifications made to borrowers experiencing financial difficulty defaulted during the three and nine months ended September 30, 2023. No charge-offs of previously modified loans were recorded during the three and nine months ended September 30, 2023.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of September 30, 2023 and December 31, 2022, the unpaid principal balances of serviced loans totaled $487.8 million and $465.1 million, respectively.

Activity for SBA loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Beginning of period	$8,018	$8,062	$7,038	$10,091
Change in fair value	(911)	73	69	(1,956)
End of period, fair value	$7,107	$8,135	$7,107	$8,135

Fair value at September 30, 2023 and December 31, 2022 was determined using discount rates ranging from 8.65% to 17.65% and 8.21% to 19.30%, respectively, and prepayment speeds ranging from 13.36% to 19.29% and 13.12% to 17.60%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $0 and $47,000 at September 30, 2023 and December 31, 2022, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at September 30, 2023 and December 31, 2022 was $464.8 million and $526.7 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mortgage loan servicing rights:	2023	2022	2023	2022
Beginning of period	$2,514	$6,090	$3,973	$7,747
Additions	—	—	—	760
Amortization expense	(691)	(1,115)	(2,150)	(3,695)
Valuation allowance	—	—	—	163
End of period, carrying value	$1,823	$4,975	$1,823	$4,975

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Valuation allowance:	2023	2022	2023	2022
Beginning balance	$—	$—	$—	$163
Additions expensed	—	—	—	—
Reductions credited to operations	—	—	—	(163)
Direct write-downs	—	—	—	—
Ending balance	$—	$—	$—	$—

 The fair value of servicing rights was $7.0 million and $7.2 million at September 30, 2023 and December 31, 2022, respectively. Fair value at September 30, 2023 was determined by using a discount rate of 12.55%, prepayment speeds of 16.59%, and a weighted average default rate of 1.31%. Fair value at December 31, 2022 was determined by using a discount rate of 12.56%, prepayment speeds of 18.63%, and a weighted average default rate of 1.29%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2023 and December 31, 2022 are summarized as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Convertible advance maturing February 13, 2026; fixed rate of 4.184%	$50,000	$—
Convertible advance maturing May 7, 2027; fixed rate of 3.025%	50,000	—
Convertible advance maturing October 26, 2027; fixed rate of 3.530%	25,000	25,000
Convertible advance maturing January 25, 2028; fixed rate of 3.243%	50,000	—
Convertible advance maturing February 14, 2028; fixed rate of 3.625%	25,000	—
Convertible advance maturing May 8, 2028; fixed rate of 2.860%	50,000	—
Convertible advance maturing June 23, 2028; fixed rate of 3.655%	50,000	—
Convertible advance maturing June 16, 2032; fixed rate of 1.905%	—	50,000
Convertible advance maturing June 23, 2032; fixed rate of 1.950%	—	100,000
Convertible advance maturing August 6, 2032; fixed rate of 1.892%	—	100,000
Convertible advance maturing October 26, 2032; fixed rate of 3.025%	25,000	25,000
Convertible advance maturing May 12, 2037; fixed rate of 1.135%	—	75,000
Total FHLB advances	$325,000	$375,000

The FHLB advances outstanding at September 30, 2023 all have a conversion feature that allows the FHLB to call the advances after six months ($100.0 million) or one year ($225.0 million). At September 30, 2023 and December 31, 2022, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.04 billion and $1.01 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.30 billion and $2.29 billion at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at September 30, 2023.

At September 30, 2023, the Company had Federal Reserve Discount Window funds available of approximately $446.2 million. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $510.4 million as of September 30, 2023, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of September 30, 2023.

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

The sold portion of SBA loans that have an interest only strip are considered secured borrowings and are included in other borrowings. Secured borrowings at September 30, 2023 and December 31, 2022 were $0 and $392,000, respectively.

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

The components of lease cost for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Operating lease cost	$532	$480	$1,441	$1,496
Variable lease cost	42	43	130	130
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$574	$523	$1,571	$1,626

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
September 30, 2024	$1,918
September 30, 2025	1,737
September 30, 2026	1,478
September 30, 2027	1,228
September 30, 2028	906
After September 30, 2028	905
Total lease payments	8,172
Less: interest discount	(635)
Present value of lease liabilities	$7,537

Supplemental Lease Information	September 30, 2023
Weighted-average remaining lease term (years)	5.4
Weighted-average discount rate	3.19%

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,538	$1,420
Operating cash flows from operating leases (lease liability reduction)	$1,345	$1,219
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$—	$1,273

NOTE 8 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements begin in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-

year forward two-year term swaps (four-year total term) where cash settlements begin in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $43.3 million and $26.7 million and an unrealized loss of $0 and $779,000 at September 30, 2023 and December 31, 2022, respectively. These unrealized gains and losses are recorded in Interest Rate Derivatives and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements begin on November 2023. The interest rate cap was designated as a cash flow hedge of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $3.2 million and $2.1 million at September 30, 2023 and December 31, 2022, respectively, and are recorded in Interest Rate Derivatives on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At September 30, 2023, there were no cash deposits pledged as collateral by the Company. At September 30, 2023, the Company had $40.0 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2023	December 31, 2022
Notional Amounts	$800,000	$800,000
Weighted-average pay rate	2.28%	2.28%
Weighted-average receive rate	4.93%	1.68%
Weighted-average maturity	4.2 years	4.2 years
Weighted-average remaining maturity	2.6 years	3.4 years
Net interest income (expense)	$2,384	$(163)

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2023	December 31, 2022
Notional Amounts	$50,000	$50,000
Rate Cap Premiums	381	474
Cap Rate	2.50%	2.50%
Weighted-average maturity	5.0 years	5.0 years
Weighted-average remaining maturity	3.1 years	3.8 years
Net interest expense	$(93)	$(124)

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2023 and December 31, 2022 include:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$75,142	$62,334
Standby letters of credit	$7,028	$6,303

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $75.1 million of unused lines of credit and $7.0 million for standby letters of credit as of September 30, 2023. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of September 30, 2023 and December 31, 2022 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	September 30, 2023
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,678	$—	$—	$4,678
States and political subdivisions	6,063	—	6,063	—
Mortgage-backed GSE residential	6,923	—	6,923	—
Total securities available for sale	17,664	—	12,986	4,678

Equity securities	10,113	10,113	—	—
SBA servicing asset	7,107	—	—	7,107
Interest rate derivatives	46,502	—	46,502	—
	$81,386	$10,113	$59,488	$11,785
Nonrecurring fair value measurements:
Collateral-dependent loans	$2,456	$—	$—	$2,456	$(137)

	December 31, 2022
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$5,059	$—	$—	$5,059
States and political subdivisions	6,403	—	6,403	—
Mortgage-backed GSE residential	7,783	—	7,783	—
Total securities available for sale	19,245	—	14,186	5,059

Equity securities	10,300	10,300	—	—
SBA servicing asset	7,038	—	—	7,038
Interest only strip	47	—	—	47
Interest rate derivatives	28,781	—	28,781	—
	$65,411	$10,300	$42,967	$12,144
Nonrecurring fair value measurements:
Impaired loans	$1,045	$—	$—	$1,045	$229

Liabilities
Recurring fair value measurements:
Interest rate swaps	$779	$—	$779	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2023 and 2022:

	Obligations of	SBA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, July 1, 2023	$4,790	$8,018	$—	$—
Total losses included in income	—	(911)	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(112)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2023	$4,678	$7,107	$—	$—

Fair value, July 1, 2022	$5,900	$8,062	$154	$—
Total gains included in income	—	73	35	—
Settlements	—	—	—	—
Prepayments/paydowns	(215)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2022	$5,685	$8,135	$189	$—

Nine Months Ended:
Fair value, January 1, 2023	$5,059	$7,038	$47	$—
Total gains/(losses) included in income	—	69	(47)	—
Settlements	—	—	—	—
Prepayments/paydowns	(381)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2023	$4,678	$7,107	$—	$—

Fair value, January 1, 2022	$6,949	$10,091	$143	$—
Total (losses)/gains included in income	—	(1,956)	46	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,264)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, September 30, 2022	$5,685	$8,135	$189	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at September 30, 2023 and December 31, 2022:

	Valuation	Unobservable	General
	Technique	Input	Range
September 30, 2023:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	13.36%-19.29%
		Discount rate	8.65%-17.65%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2022:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
SBA servicing asset and interest only strip	Discounted cash flows	Prepayment speed	13.12%-17.60%
		Discount rate	8.21%-19.30%
Nonrecurring:
Impaired Loans	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022 are as follows:

	Carrying	Estimated Fair Value at September 30, 2023
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$282,057	$—	$282,057	$—	$282,057
Investment securities	27,777	10,113	12,986	4,678	27,777
FHLB stock	17,846	—	—	—	N/A
Loans, net	3,012,287	—	—	2,862,576	2,862,576
Accrued interest receivable	14,612	—	61	14,551	14,612
SBA servicing assets	7,107	—	—	7,107	7,107
Mortgage servicing assets	1,823	—	—	7,020	7,020
Interest rate derivatives	46,502	—	46,502	—	46,502
Financial Liabilities:
Deposits	2,718,588	—	2,713,695	—	2,713,695
Federal Home Loan Bank advances	325,000	—	326,268	—	326,268
Accrued interest payable	3,915	—	3,915	—	3,915

	Carrying	Estimated Fair Value at December 31, 2022
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$179,485	$—	$179,485	$—	$179,485
Investment securities	29,545	10,300	14,186	5,059	29,545
FHLB stock	17,493	—	—	—	N/A
Loans, net	3,041,801	—	—	2,999,520	2,999,520
Accrued interest receivable	13,171	—	98	13,073	13,171
SBA servicing asset	7,038	—	—	7,038	7,038
Interest only strips	47	—	—	47	47
Mortgage servicing assets	3,973	—	—	7,209	7,209
Interest rate derivatives	28,781	—	28,781	—	28,781
Financial Liabilities:
Deposits	2,666,838	—	2,658,837	—	2,658,837
Federal Home Loan Bank advances	375,000	—	376,575	—	376,575
Other borrowings	392	—	392	—	392
Accrued interest payable	2,739	—	2,739	—	2,739
Interest rate derivatives	779	—	779	—	779

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of September 30, 2023 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2023 and December 31, 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company’s actual capital amounts (in thousands) and ratios are also presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of September 30, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$365,268	17.91%	214,160	10.5%	N/A	N/A
Bank	362,477	17.77%	214,153	10.5	203,955	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	347,314	17.03%	173,368	8.5%	N/A	N/A
Bank	344,523	16.89%	173,362	8.5	163,164	8.0%
Common Tier 1 (CET1)
Consolidated	347,314	17.03%	142,773	7.0%	N/A	N/A
Bank	344,523	16.89%	142,769	7.0	132,571	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	347,314	10.07%	137,909	4.0%	N/A	N/A
Bank	344,523	9.99%	137,901	4.0	172,376	5.0%
As of December 31, 2022:
Total Capital (to Risk Weighted Assets)
Consolidated	$338,185	16.68%	212,932	10.5%	N/A	N/A
Bank	336,866	16.61%	212,915	10.5	202,777	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	324,297	15.99%	172,374	8.5%	N/A	N/A
Bank	322,978	15.93%	172,360	8.5	162,221	8.0%
Common Tier 1 (CET1)
Consolidated	324,297	15.99%	141,955	7.0%	N/A	N/A
Bank	322,978	15.93%	141,944	7.0	131,805	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	324,297	9.57%	135,485	4.0%	N/A	N/A
Bank	322,978	9.54%	135,446	4.0	169,307	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At September 30, 2023, 240,000 stock options had been granted and 774,437 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2023 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2023	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2023	240,000	$12.70

The Company recognized no compensation expense for stock options during the three and nine months ended September 30, 2023 and 2022. As of both September 30, 2023 and December 31, 2022, there was $0 of total unrecognized compensation cost related to options granted under the 2018 Incentive Plan. As of September 30, 2023, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the nine months ended September 30, 2023 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2023	177,399	$17.95
Granted	188,993	16.43
Vested	(136,171)	16.25
Forfeited	—	—
Nonvested at September 30, 2023	230,221	$17.71

During the three months ended September 30, 2023 and 2022, the Company recognized compensation expense for restricted stock of $825,000 and $689,000, respectively. During the nine months ended September 30, 2023 and 2022, the Company recognized compensation expense for restricted stock of $1.6 million and $1.2 million, respectively. As of September 30, 2023 and December 31, 2022, there was $3.8 million and $2.3 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of September 30, 2023, the cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Basic earnings per share
Net Income	$11,428	$16,893	$40,266	$52,422

Weighted average common shares outstanding	25,274,665	25,433,307	25,203,114	25,452,398

Basic earnings per common share	$0.45	$0.66	$1.60	$2.06

Diluted earnings per share
Net Income	$11,428	$16,893	$40,266	$52,422

Weighted average common shares outstanding for basic earnings per common share	25,274,665	25,433,307	25,203,114	25,452,398
Add: Dilutive effects of restricted stock and options	317,209	268,716	307,574	279,606

Average shares and dilutive potential common shares	25,591,874	25,702,023	25,510,688	25,732,004

Diluted earnings per common share	$0.45	$0.66	$1.58	$2.04

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and nine months ended September 30, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2022 through September 30, 2023 and on our results of operations for the three and nine months ended September 30, 2023 and 2022. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	The impact of current and future economic and market conditions generally (including seasonality) and in the financial services industry, nationally and within our primary market areas, including the effects of inflationary pressures, changes in interest rates, slowdowns in economic growth, and the potential for high unemployment rates, as well as the financial stress on borrowers and changes to customer and client behavior (including the velocity of loan repayment) and credit risk as a result of the foregoing;
●	changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction, including a recession, could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of rising interest rates and inflation;

●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”), including the implementation of the Current Expected Credit Losses (“CECL”) model;
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk, strategic risk and reputational risk;

●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	uncertainty related to the transition away from the London Inter-bank Offered Rate (“LIBOR”);
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;

●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine and the ongoing conflict in Israel and the surrounding region), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2022, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of September 30, 2023, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Management’s evaluation of the appropriateness of the reserve for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires significant reliance on the credit risk rating we assign to individual borrowers, the use of estimates and significant judgment as to the amount and timing of expected future cash flows, reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts. The reserve for credit losses attributable to each portfolio segment also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral values, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of September 30, 2023, we had total assets of $3.51 billion, total loans of $3.03 billion, total deposits of $2.72 billion and total shareholders’ equity of $384.7 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2023 and 2022. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2023	2023	2023	2022	2022	2023	2022
Selected income statement data:
Interest income	$48,709	$47,482	$45,965	$43,945	$38,297	$142,156	$103,275
Interest expense	24,555	22,512	19,732	14,995	8,509	66,799	12,614
Net interest income	24,154	24,970	26,233	28,950	29,788	75,357	90,661
Provision for credit losses	(381)	(416)	—	(1,168)	(1,703)	(797)	(1,599)
Noninterest income	2,902	4,761	6,016	1,794	5,101	13,679	17,410
Noninterest expense	11,785	11,534	10,679	12,379	12,688	33,998	37,986
Income tax expense	4,224	5,505	5,840	9,353	7,011	15,569	19,262
Net income	11,428	13,108	15,730	10,180	16,893	40,266	52,422
Per share data:
Basic income per share	$0.45	$0.52	$0.63	$0.40	$0.66	$1.60	$2.06
Diluted income per share	$0.45	$0.51	$0.62	$0.40	$0.66	$1.58	$2.04
Dividends per share	$0.18	$0.18	$0.18	$0.15	$0.15	$0.54	$0.45
Book value per share (at period end)	$15.24	$14.76	$14.04	$13.88	$13.76	$15.24	$13.76
Shares of common stock outstanding	25,241,157	25,279,846	25,143,675	25,169,709	25,370,417	25,241,157	25,370,417
Weighted average diluted shares	25,591,874	25,477,143	25,405,855	25,560,138	25,702,023	25,510,689	25,732,004
Performance ratios:
Return on average assets	1.30%	1.55%	1.87%	1.19%	2.07%	1.57%	2.25%
Return on average equity(1)	12.14	14.87	18.09	11.57	20.56	14.96	22.57
Dividend payout ratio	40.18	34.77	28.98	37.55	22.75	34.04	21.98
Yield on total loans	5.98	5.95	5.85	5.50	5.11	5.93	5.03
Yield on average earning assets	5.92	5.90	5.77	5.43	4.94	5.88	4.65
Cost of average interest bearing liabilities	3.97	3.74	3.30	2.49	1.51	3.67	0.79
Cost of deposits	4.05	3.88	3.48	2.61	1.48	3.81	0.79
Net interest margin	2.94	3.10	3.30	3.58	3.84	3.11	4.08
Efficiency ratio(2)	43.56	38.79	33.11	40.26	36.37	38.18	35.15
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	(0.00)%	0.06%	(0.00)%	(0.01)%	(0.00)%	0.02%	0.02%

Nonperforming assets to gross loans and OREO	1.25	0.78	0.64	0.80	1.09	1.25	1.09
ACL to nonperforming loans	47.61	79.88	101.22	68.88	53.25	47.61	53.25
ACL to loans held for investment	0.58	0.60	0.63	0.45	0.50	0.58	0.50
Balance sheet and capital ratios:
Gross loans held for investment to deposits	111.77%	112.27%	114.27%	114.94%	116.21%	111.77%	116.21%
Noninterest bearing deposits to deposits	20.58	21.32	21.83	22.95	23.43	20.58	23.43
Investment securities to assets	0.79	0.84	0.87	0.86	0.91	0.79	0.91
Common equity to assets	10.96	10.74	10.32	10.20	10.42	10.96	10.42
Leverage ratio	10.07	10.03	9.72	9.57	9.90	10.07	9.90
Common equity tier 1 ratio	17.03	16.69	16.55	15.99	16.18	17.03	16.18
Tier 1 risk-based capital ratio	17.03	16.69	16.55	15.99	16.18	17.03	16.18
Total risk-based capital ratio	17.91	17.59	17.51	16.68	16.94	17.91	16.94
Mortgage and SBA loan data:
Mortgage loans serviced for others	$464,823	$487,787	$506,012	$526,719	$550,587	$464,823	$550,587
Mortgage loan production	91,891	72,830	43,335	88,045	255,662	208,056	745,568
Mortgage loan sales	—	—	—	—	—	—	94,915
SBA loans serviced for others	487,827	493,579	485,663	465,120	489,120	487,827	489,120
SBA loan production	13,212	16,110	15,352	42,419	22,193	55,561	94,289
SBA loan sales	5,169	30,298	36,458	—	8,588	71,925	31,486
(1)	Excluding average accumulated other comprehensive income, our return on average equity for the three months ended September 30, 2023 and 2022 was 13.04% and 20.99%, respectively, and for the nine months ended September 30, 2023 and 2022 was 15.81% and 22.82%, respectively.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Recent Industry Developments

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 1.9% from December 31, 2022 to $2.72 billion at September 30, 2023. The Company’s uninsured deposits represented 27.2% of total deposits at September 30, 2023 compared to 32.5% of total deposits at December 31, 2022. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 17.03% and 17.91%, respectively, as of September 30, 2023.

Results of Operations

We recorded net income of $11.4 million for the three months ended September 30, 2023 compared to $16.9 million for the same period in 2022, a decrease of $5.5 million, or 32.4%.  This decrease was due to a decrease in net interest income of $5.6 million, a decrease in noninterest income of $2.2 million and a decrease to the credit provision for credit losses of $1.3 million, offset by a decrease in noninterest expense of $903,000 and a decrease in income tax expense of $2.8 million.

For the nine months ended September 30, 2023, we recorded net income of $40.3 million compared to $52.4 million for the nine months ended September 30, 2022, a decrease of $12.1 million, or 23.2%. This decrease was due to a decrease in net interest income of $15.3 million, a decrease in noninterest income of $3.7 million and a decrease to the credit provision for credit losses of $802,000, offset by a decrease in noninterest expense of $4.0 million and a decrease in income tax expense of $3.7 million.

Basic and diluted earnings per common share for the three months ended September 30, 2023 was $0.45 compared to $0.66 for both the basic and diluted earnings per common share for the same period in 2022. For the nine months ended September 30, 2023, basic and diluted earnings per common share was $1.60 and $1.58, respectively, compared to $2.06 and $2.04 for the same period a year ago, respectively.

Interest Income

Interest income totaled $48.7 million for the three months ended September 30, 2023, an increase of $10.4 million, or 27.2%, from the three months ended September 30, 2022, primarily due to an increase in average loan balances of $137.3 million coupled with a 87 basis points increase in the loan yield. The increase in average loans is due to an increase of $11.2 million in average commercial and industrial loans, an increase of $45.9 million in average commercial real estate loans and an increase of $88.2 million in average residential mortgage loans, offset by a decrease of $8.0 million in construction and development loans. As compared to the three months ended September 30, 2022, the yield on average interest-earning assets increased by 98 basis points to 5.92% from 4.94% with the yield on average loans increasing by 87 basis points and the yield on average total investments increasing by 293 basis points.

Interest income was $142.2 million for the nine months ended September 30, 2023 compared to $103.3 million for the same period in 2022, an increase of $38.9 million, or 37.6%, primarily due to the increase in average loan balances of $346.7 million coupled with a 90 basis points increase in the loan yield. The increase in average loans is due to an increase of $2.7 million in average construction and development loans, an increase of $82.0 million in average commercial real estate loans and an increase of $266.5 million in average residential mortgage loans, offset by a decrease of $4.5 million in average commercial and industrial loans. As compared to the nine months ended September 30, 2022, the yield on average interest-earning assets increased by 123 basis points to 5.88% from 4.65% with the yield on average loans increasing by 90 basis points and the yield on average total investments increasing by 405 basis points.

Interest Expense

Interest expense for the three months ended September 30, 2023 increased $16.1 million, or 188.6%, to $24.6 million compared to interest expense of $8.5 million for the three months ended September 30, 2022, primarily due to a 257 basis points increase in deposit costs and a 181 basis points increase in borrowing costs coupled with a $262.5 million increase in average interest-bearing deposits. The 257 basis points increase in deposit costs included a 274 basis point increase in the yield on average money market deposits and a 282 basis points increase in the yield on average time deposits. Average time deposits increased by $466.8 million while average money market deposits decreased by $143.0 million. Interest expense totaled $66.8 million for the nine months ended September 30, 2023, an increase of $54.2 million, or 429.6%, compared to the same period in 2022, primarily due to a 302 basis points increase in deposit costs and a 210 basis points increase in borrowing costs coupled with a $287.4 million increase in average interest-bearing deposits.

Average borrowings outstanding for the three months ended September 30, 2023 decreased by $50.4 million but had an increase in rate of 181 basis points compared to the three months ended September 30, 2022. Average borrowings outstanding for the nine months ended September 30, 2023 increased by $3.0 million with an increase in rate of 210 basis points compared to the same period in 2022.

Net Interest Margin

The net interest margin for the three months ended September 30, 2023 decreased by 90 basis points to 2.94% from 3.84% for the three months ended September 30, 2022, primarily due to a 246 basis point increase in the cost of average interest-bearing liabilities of $2.45 billion, offset by a 98 basis point increase in the yield on average interest-earning assets of $3.26 billion. Average earning assets for the three months ended September 30, 2023 increased by $183.7 million from the same period in 2022, primarily due to a $137.3 million increase in average loans and a $49.1 million increase in average interest-earning cash accounts. Average interest-bearing liabilities for the three months ended September 30, 2023 increased by $212.1 million from the same period in 2022, driven by an increase in average interest-bearing deposits of $262.5 million, offset by a decrease in average borrowings of $50.4 million.

The net interest margin for the nine months ended September 30, 2023 decreased by 97 basis points to 3.11% from 4.08% for the nine months ended September 30, 2022, primarily due to a 288 basis point increase in the cost of average interest-bearing liabilities of $2.43 billion, offset by a 123 basis point increase in the yield on average interest-earning assets of $3.23 billion. Average earning assets increased by $263.5 million, primarily due to a $346.7 million increase in average loans, offset by a $79.9 million decrease in average interest-earning cash accounts. Average interest-bearing liabilities increased by $290.4 million, primarily driven by an increase in average interest-bearing deposits of $287.4 million, as well as an increase in average borrowings of $3.0 million.

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

Average Balances, Interest and Yields

The following tables present, for the three and nine months ended September 30, 2023 and 2022, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended September 30,
	2023			2022
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$200,245	$2,807	5.56%	$151,177	$864	2.27%
Investment securities	32,172	207	2.55	34,792	170	1.94
Total investments	232,417	3,014	5.14	185,969	1,034	2.21
Construction and development	30,584	442	5.73	38,636	530	5.44
Commercial real estate	647,244	14,435	8.85	601,370	9,905	6.53
Commercial and industrial	61,774	1,488	9.56	50,605	909	7.13
Residential real estate	2,289,428	29,296	5.08	2,201,186	25,885	4.67
Consumer and other	201	34	67.11	137	34	98.46
Gross loans(2)	3,029,231	45,695	5.98	2,891,934	37,263	5.11
Total earning assets	3,261,648	48,709	5.92	3,077,903	38,297	4.94
Noninterest-earning assets	214,834			158,579
Total assets	3,476,482			3,236,482
Interest-bearing liabilities:
NOW and savings deposits	125,078	381	1.21	186,459	338	0.72
Money market deposits	1,036,955	11,709	4.48	1,179,954	5,189	1.74
Time deposits	966,408	9,646	3.96	499,577	1,437	1.14
Total interest-bearing deposits	2,128,441	21,736	4.05	1,865,990	6,964	1.48
Borrowings	325,025	2,819	3.44	375,405	1,545	1.63
Total interest-bearing liabilities	2,453,466	24,555	3.97	2,241,395	8,509	1.51
Noninterest-bearing liabilities:
Noninterest-bearing deposits	555,074			599,902
Other noninterest-bearing liabilities	94,528			69,131
Total noninterest-bearing liabilities	649,602			669,033
Shareholders' equity	373,414			326,054
Total liabilities and shareholders' equity	$3,476,482			$3,236,482
Net interest income		$24,154			$29,788
Net interest spread			1.95			3.43
Net interest margin			2.94			3.84
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30,
	2023			2022
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$167,411	$7,057	5.64%	$247,348	$1,747	0.94%
Investment securities	32,547	583	2.39	35,789	496	1.85
Total investments	199,958	7,640	5.11	283,137	2,243	1.06
Construction and development	36,658	1,520	5.54	33,985	1,322	5.20
Commercial real estate	657,700	42,776	8.70	575,664	26,195	6.08
Commercial and industrial	52,292	3,637	9.30	56,772	2,900	6.83
Residential real estate	2,287,788	86,495	5.05	2,021,332	70,504	4.66
Consumer and other	174	88	67.62	203	111	73.11
Gross loans(2)	3,034,612	134,516	5.93	2,687,956	101,032	5.03
Total earning assets	3,234,570	142,156	5.88	2,971,093	103,275	4.65
Noninterest-earning assets	190,616			149,157
Total assets	3,425,186			3,120,250
Interest-bearing liabilities:
NOW and savings deposits	150,849	1,869	1.66	190,390	515	0.36
Money market deposits	991,048	31,738	4.28	1,144,337	7,706	0.90
Time deposits	923,891	25,309	3.66	443,632	2,266	0.68
Total interest-bearing deposits	2,065,788	58,916	3.81	1,778,359	10,487	0.79
Borrowings	366,112	7,883	2.88	363,170	2,127	0.78
Total interest-bearing liabilities	2,431,900	66,799	3.67	2,141,529	12,614	0.79
Noninterest-bearing liabilities:
Noninterest-bearing deposits	564,233			600,045
Other noninterest-bearing liabilities	69,078			68,144
Total noninterest-bearing liabilities	633,311			668,189
Shareholders' equity	359,975			310,532
Total liabilities and shareholders' equity	$3,425,186			$3,120,250
Net interest income		$75,357			$90,661
Net interest spread			2.21			3.86
Net interest margin			3.11			4.08
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$529	$1,414	$1,943
Investment securities	(186)	223	37
Total investments	343	1,637	1,980
Construction and development	(114)	26	(88)
Commercial real estate	911	3,619	4,530
Commercial and industrial	229	350	579
Residential real estate	971	2,440	3,411
Consumer and Other	—	—	—
Gross loans(2)	1,997	6,435	8,432
Total earning assets	2,340	8,072	10,412
Interest-bearing liabilities:
NOW and savings deposits	(157)	200	43
Money market deposits	(705)	7,225	6,520
Time deposits	2,532	5,677	8,209
Total interest-bearing deposits	1,670	13,102	14,772
Borrowings	(821)	2,095	1,274
Total interest-bearing liabilities	849	15,197	16,046
Net interest income	$1,491	$(7,125)	$(5,634)
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(110)	$5,420	$5,310
Investment securities	(448)	535	87
Total investments	(558)	5,955	5,397
Construction and development	76	122	198
Commercial real estate	3,986	12,595	16,581
Commercial and industrial	(261)	998	737
Residential real estate	9,798	6,193	15,991
Consumer and Other	(20)	(3)	(23)
Gross loans(2)	13,579	19,905	33,484
Total earning assets	13,021	25,860	38,881
Interest-bearing liabilities:
NOW and savings deposits	(135)	1,489	1,354
Money market deposits	(1,228)	25,260	24,032
Time deposits	6,093	16,950	23,043
Total interest-bearing deposits	4,730	43,699	48,429
Borrowings	23	5,733	5,756
Total interest-bearing liabilities	4,753	49,432	54,185
Net interest income	$8,268	$(23,572)	$(15,304)
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Credit Losses

The provision for credit losses reflects our internal calculation and judgment of the appropriate amount of the allowance for credit losses. The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” has significantly changed the methodology of how we measure credit losses (see Note 1 to the Consolidated Financial Statements for more information). We maintain the allowance for credit losses at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The allowance for credit losses is determined through detailed quarterly analyses of our loan portfolio. The allowance for credit losses is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates. Additional qualititative factors that are considered in determining the amount of the allowance for credit losses are concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

We recorded a credit provision of $381,000 and $797,000 during the three and nine months ended September 30, 2023, respectively, compared to a credit provision of $1.7 million and $1.6 million during the same periods in 2022. The credit provision recorded during the first nine months of 2023 was due to the decrease in reserves allocated to individually analyzed loans, as well as a decrease in the general reserves allocated to our residential mortgage loan portfolio as the outlook for the national housing price index improved during the second and third quarter 2023. Our ACL as a percentage of gross loans for the periods ended September 30, 2023 and 2022 was 0.58% and 0.50%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2023 was $2.9 million, a decrease of $2.2 million, or 43.1%, compared to $5.1 million for the three months ended September 30, 2022. Noninterest income for the nine months ended September 30, 2023 was $13.7 million, a decrease of $3.7 million, or 21.4%, compared to $17.4 million for the nine months ended September 30, 2022.

The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$490	$509	$(19)	(3.7)%	$1,403	$1,508	$(105)	(7.0)%
Other service charges, commissions and fees	1,478	2,676	(1,198)	(44.8)	3,618	8,482	(4,864)	(57.3)
Gain on sale of residential mortgage loans	—	—	—	(100.0)	—	2,017	(2,017)	(100.0)
Mortgage servicing income, net	(85)	(358)	273	76.3	(232)	(262)	30	11.5
Gain on sale of SBA loans	244	500	(256)	100.0	3,267	2,068	1,199	58.0
SBA servicing income, net	270	1,330	(1,060)	(79.7)	3,472	1,897	1,575	83.0
Other income	505	444	61	13.7	2,151	1,700	451	26.5
Total noninterest income	$2,902	$5,101	$(2,199)	(43.1)%	$13,679	$17,410	$(3,731)	(21.4)%

Service charges on deposit accounts decreased $19,000, or 3.7%, to $490,000 for the three months ended September 30, 2023 compared to $509,000 for the same three months during 2022. Service charges on deposit accounts were $1.4 million for the nine months ended September 30, 2023 compared to $1.5 million for the same period in 2022, a decrease of $105,000, or 7.0%. These decreases were primarily attributable to lower analysis charges, overdraft fees and wire transfer fees.

Other service charges, commissions and fees decreased $1.2 million, or 44.8%, to $1.5 million for the three months ended September 30, 2023 compared to $2.7 million for the three months ended September 30, 2022. Other service charges, commissions and fees decreased $4.9 million, or 57.3%, to $3.6 million for the nine months ended September 30, 2023 compared to $8.5 million for the nine months ended September 30, 2022. These decreases were mainly attributable to lower application, processing, underwriting and origination fees earned from our origination of residential mortgage loans as mortgage volume declined during the three and nine months ended September 30, 2023 compared to the same periods in 2022. Mortgage loan originations totaled $91.9 million and $208.1 million during the three and nine months ended September 30, 2023, respectively, compared to $255.7 million and $745.6 million during the same periods in 2022.

We recorded no gain on sale of residential mortgage loans during the three and nine months ended September 30, 2023, as well as the three months eneded September 30, 2022, as no residential mortgage loans were sold during these periods. Gain on sale of residential mortgage loans totaled $2.0 million for the nine months ended September 30, 2022 as we sold $94.9 million in residential mortgage loans during the period with an average premium of 2.13%.

Gain on sale of SBA loans totaled $244,000 and $3.3 million for the three and nine months ended September 30, 2023 compared to $500,000 and $2.1 million for the same periods in 2022. We sold $5.2 million and $71.9 million in SBA loans during the three and nine months ended September 30, 2023 with average premiums of 6.00% and 6.09%, respectively. We sold $8.6 million and $31.5 million in SBA loans during the three and nine months ended September 30, 2022 with average premiums of 6.96% and 8.45%, respectively.

Mortgage loan servicing income, net of amortization, increased by $273,000, or 76.3%, to an expense balance of $85,000 during the three months ended September 30, 2023 compared to an expense balance of $358,000 for the same period of 2022. Mortgage loan servicing income increased by $30,000, or 11.5%, to an expense balance of $232,000 during the nine months ended September 30, 2023 compared to an expense balance balance of $262,000 for the same period of 2022. The changes in mortgage loan servicing income were primarily due to decreases in mortgage servicing fees and capitalized mortgage servicing assets, offset by the decrease in mortgage servicing amortization. Included in mortgage loan servicing income for the three and nine months ended September 30, 2023 were $606,000 and $1.9 million, respectively, in mortgage servicing fees compared to $758,000 and $2.5 million for the same periods in 2022, respectively, and capitalized mortgage servicing assets of $0 for the three and nine months ended September 30, 2023 compared to $0 and $761,000 for the same periods in 2022. These amounts were offset by mortgage loan servicing asset amortization of $691,000 and $2.2 million for the three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $3.7 million during the same periods in 2022. During the three and nine months ended September 30, 2023, as well as the three months ended September 30, 2022, we did not record a fair value impairment on our mortgage servicing assets. During the nine months ended September 30, 2022, we recorded a fair value impairment recovery of $163,000. Our total residential mortgage loan servicing portfolio was $464.8 million at September 30, 2023 compared to $550.6 million at September 30, 2022.

SBA servicing income decreased by $1.1 million, or 79.7%, to $270,000 for the three months ended September 30, 2023 compared to $1.3 million for the three months ended September 30, 2022. SBA servicing income was $3.5 million for the nine months ended September 30, 2023 compared to $1.9 million for the same period in 2022, an increase of $1.6 million, or 83.0%. Our total SBA loan servicing portfolio was $487.8 million as of September 30, 2023 compared to $489.1 million as of September 30, 2022. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended September 30, 2023, we recorded a $911,000 fair value charge to our SBA servicing rights compared to a $73,000 fair value increase to our SBA servicing rights during the three months ended September 30, 2022. During the nine months ended September 30, 2023, we recorded a $69,000 fair value increase to our SBA servicing rights compared to a $2.0 million fair value charge during the nine months ended September 30, 2022.

Other noninterest income increased by $61,000, or 13.7%, to $505,000 for the three months ended September 30, 2023 compared to $444,000 for the three months ended September 30, 2022. Other noninterest income was $2.2 million for the nine months ended September 30, 2023 compared to $1.7 million for the same period in 2022, an increase of $451,000, or 26.5%. The increase was mainly due to a gain on sale of foreclosed real estate of $547,000 recorded during the nine months ended September 30, 2023 compared to a gain on sale of $70,000 recorded during the same period in 2022. The largest component of other noninterest income is the income on bank owned life insurance which totaled $452,000 and $431,000, respectively, for the three months ended September 30, 2023 and 2022, and $1.3 million for both the nine months ended September 30, 2023 and 2022.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2023 was $11.8 million compared to $12.7 million for the three months ended September 30, 2022, a decrease of $903,000, or 7.1%. Noninterest expense for the nine months ended September 30, 2023 was $34.0 million compared to $38.0 million for the nine months ended September 30, 2022, a decrease of $4.0 million, or 10.5%.

The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands )	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$6,864	$7,756	$(892)	(11.5)%	$20,333	$22,781	$(2,448)	(10.7)%
Occupancy and equipment	1,272	1,167	105	9.0	3,525	3,594	(69)	(1.9)
Data processing	300	270	30	11.1	928	808	120	14.9
Advertising	143	158	(15)	(9.5)	454	434	20	4.6
Other expenses	3,206	3,337	(131)	(3.9)	8,758	10,369	(1,611)	(15.5)
Total noninterest expense	$11,785	$12,688	$(903)	(7.1)%	$33,998	$37,986	$(3,988)	(10.5)%

Salaries and employee benefits expense for the three months ended September 30, 2023 was $6.9 million compared to $7.8 million for the three months ended September 30, 2022, a decrease of $892,000, or 11.5%. Salaries and employee benefits expense for the nine months ended September 30, 2023 was $20.3 million compared to $22.8 million for the nine months ended September 30, 2022, a decrease of $2.5 million, or 10.7%. These decreases were partially attributable to lower commissions paid to our loan officers as loan volume declined during the three and nine months ended September 30, 2023 compared to the same periods in 2022.

Occupancy and equipment expense for the three months ended September 30, 2023 was $1.3 million compared to $1.2 million for the three months ended September 30, 2022, an increase of $105,000, or 9.0%. Occupancy and equipment expense for the nine months ended September 30, 2023 was $3.5 million compared to $3.6 million for the nine months ended September 30, 2022, a slight decrease of $69,000, or 1.9%. The increase for the three months ended September 30, 2023 was primarily due to higher maintenance expense and rent expense.

Data processing expenses for the three and nine months ended September 30, 2023 remained relatively flat compared to the same periods in 2022.

Advertising expenses for the three and nine months ended September 30, 2023 remained relatively flat compared to the same periods in 2022.

Other expenses for the three months ended September 30, 2023 were $3.2 million compared to $3.3 million for the three months ended September 30, 2022, a decrease of $131,000, or 3.9%. Other expenses for the nine months ended September 30, 2023 were $8.8 million compared to $10.4 million for the nine months ended September 30, 2022, a decrease of $1.6 million, or 15.5%. These decreases were primarily due to lower security expense, communications expense and loan related expenses, as well as fair value gains on our equity securities, partially offset by higher FDIC deposit insurance premiums, professional fees and other real estate owned related expenses. Included in other expenses for the nine months ended September 30, 2023 and 2022 were directors’ fees of approximately $452,000 and $426,000, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2023 and 2022 was $4.2 million and $7.0 million, respectively. The Company’s effective tax rates were 27.0% and 29.3% for the three months ended September 30, 2023 and 2022, respectively.

Income tax expense for the nine months ended September 30, 2023 and 2022 was $15.6 million and $19.3 million, respectively. The Company’s effective tax rates were 27.9% and 26.9% for the nine months ended September 30, 2023 and 2022, respectively.

Financial Condition

Total assets increased $83.8 million, or 2.44%, to $3.51 billion at September 30, 2023 as compared to $3.43 billion at December 31, 2022. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $102.6 million, interest rate derivatives of $17.7 million and premises and equipment of $3.2 million, partially offset by decreases in loans of $25.7 million and other assets of $4.7 million, as well as an increase in the allowance for credit losses of $3.8 million.

Loans

Gross loans decreased $26.9 million, or 0.9%, to $3.04 billion as of September 30, 2023 as compared to $3.07 billion as of December 31, 2022. Our loan decline during the nine months ended September 30, 2023 was comprised of a decrease of $6.0 million, or 12.5%, in construction and development loans, a decrease of $33.1 million, or 5.0%, in commercial real estate loans, an increase of $8.2 million, or 15.3%, in commercial and industrial loans, an increase of $4.1 million, or 0.2%, in residential real estate loans and an increase of $24,000, or 11.1%, in consumer and other loans. There were no loans classified as held for sale as of September 30, 2023 or December 31, 2022.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$41,783	1.4%	$47,779	1.6%
Commercial real estate	624,122	20.5%	657,246	21.4%
Commercial and industrial	61,332	2.0%	53,173	1.7%
Residential real estate	2,310,981	76.1%	2,306,915	75.3%
Consumer and other	240	—%	216	—%
Gross loans	$3,038,458	100.0%	$3,065,329	100.0%
Less unearned income	(8,511)		(9,640)
Total loans held for investment	$3,029,947		$3,055,689

SBA Loan Servicing

As of September 30, 2023 and December 31, 2022, we serviced $487.8 million and $465.1 million, respectively, in SBA loans for others. We carried a servicing asset of $7.1 million at both September 30, 2023 and December 31, 2022, respectively. See Note 4 of our consolidated financial statements as of September 30, 2023, included elsewhere in this Form 10-Q, for additional information on the activity for SBA loan servicing rights for the three and nine months ended September 30, 2023 and 2022.

Residential Mortgage Loan Servicing

As of September 30, 2023, we serviced $464.8 million in residential mortgage loans for others compared to $526.7 million as of December 31, 2022. We carried a servicing asset, net of amortization, of $1.8 million and $4.0 million at September 30, 2023 and December 31, 2022, respectively. Amortization relating to the mortgage loan servicing asset was $691,000 and $2.2 million for the three and nine months ended September 30, 2023, respectively, compared to $1.1 million and $3.7 million for the same periods in 2022. During the three and nine months ended September 30, 2023, we did not record a fair value impairment on our mortgage servicing asset compared to fair value impairment recoveries of $0 and $163,000 recorded for the same periods in 2022. See Note 5 of our consolidated financial statements as of September 30, 2023, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and nine months ended September 30, 2023 and 2022.

Asset Quality

Nonperforming Loans

Asset quality remained relatively strong during the third quarter of 2023 as our nonperforming loans to total loans remained low at 1.22% as of September 30, 2023. Nonperforming loans were $37.1 million at September 30, 2023 compared to $20.2 million at December 31, 2022. The increase from December 31, 2022 to September 30, 2023 was attributable to a $5.1 million increase in nonaccrual loans and a $12.0 million increase in accruing restructured loans, offset by a $3.6 million decrease in other real estate owned and a $180,000 decrease in loans past due ninety days and still accruing. We did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2023 or the year ended December 31, 2022.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans. Nonaccrual loans at September 30, 2023 comprised of $1.9 million of commercial real estate loans, $1.6 million in commercial and industrial loans and $11.6 million in residential real estate loans. Nonaccrual loans at December 31, 2022 comprised of $4.9 million in commercial real estate loans, $136,000 in commercial and industrial loans, and $5.0 million in residential real estate loans.

(Dollars in thousands)	September 30, 2023	December 31, 2022
Nonaccrual loans	$15,127	$10,065
Past due loans 90 days or more and still accruing	—	180
Accruing restructured loans	21,964	9,919
Total nonperforming loans	37,091	20,164
Foreclosed real estate	761	4,328
Total nonperforming assets	$37,852	$24,492
Nonperforming loans to gross loans	1.22%	0.66%
Nonperforming assets to total assets	1.08%	0.71%
Allowance for credit losses to nonperforming loans	47.61%	68.88%

Allowance for Credit Losses

The allowance for credit losses was $17.7 million at September 30, 2023 compared to $13.9 million at December 31, 2022, an increase of $3.8 million, or 27.2%. The increase was due to the CECL adoption during the first quarter of 2023, offset by a decrease in reserves allocated to individually analyzed loans and $452,000 in charge-offs recorded during the nine months ended September 30, 2023. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

We maintain a reserve for credit losses that consist of two components, the allowance for credit losses and the allowance for unfunded commitments, The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $294,000 as of September 30, 2023.

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of September 30, 2023, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands )	2023	2022	2023	2022
Balance, beginning of period	$18,091	$16,678	$13,888	$16,952
CECL adoption (Day 1) impact	—	—	5,055	—
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	—	231	—
Commercial and industrial	—	—	221	390
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total charge-offs	—	—	452	390
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	1	1	4	5
Commercial and industrial	3	6	18	9
Residential real estate	—	—	—	—
Consumer and other	—	—	—	5
Total recoveries	4	7	22	19
Net (recoveries)/charge-offs	(4)	(7)	430	371
Provision for loan losses	(435)	(1,703)	(853)	(1,599)
Balance, end of period	$17,660	$14,982	$17,660	$14,982
Total loans at end of period	$3,038,458	$2,987,570	$3,038,458	$2,987,570
Average loans(1)	3,029,231	2,891,934	3,034,612	2,678,474
Net charge-offs to average loans	(0.00)%	0.00%	0.02%	0.02%
Allowance for credit losses to total loans	0.58%	0.50%	0.58%	0.50%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio as of September 30, 2023.

Deposits

Total deposits increased $51.7 million, or 1.9%, to $2.72 billion at September 30, 2023 compared to $2.67 billion at December 31, 2022. The increase was due to a $171.1 million increase in time deposits and a $6.2 million increase in money market accounts, offset by a $67.1 million decrease in interest-bearing demand deposits, a $52.5 million decrease in noninterest-bearing deposits, and a $6.0 million decrease in savings accounts. As of September 30, 2023 and December 31, 2022, 20.6% and 22.9% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 79.4% and 77.1%, respectively, of interest-bearing deposit accounts.

We had $741.6 million of brokered deposits, or 27.3% of total deposits, at September 30, 2023 compared to $523.7 million, or 19.6% of total deposits, at December 31, 2022. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

Uninsured deposits were 27.2% of total deposits at September 30, 2023, compared to 32.5% and 29.2% at December 31, 2022 and September 30, 2022, respectively. As of September 30, 2023, we had $1.21 billion of available borrowing capacity at the Federal Home Loan Bank ($712.8 million), Federal Reserve Discount Window ($446.2 million) and various other financial institutions (fed fund lines totaling $47.5 million).

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,
	2023		2022
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$555,074	—%	$599,902	—%
Interest-bearing demand deposits	111,432	1.34	161,447	0.80
Savings and money market deposits	594,664	3.45	718,454	1.60
Brokered money market deposits	455,937	5.68	486,512	1.87
Time deposits	966,408	3.96	499,577	1.14
Total interest-bearing deposits	2,128,441	4.05	1,865,990	1.48
Total deposits	$2,683,515	3.21	$2,465,892	1.12

	Nine Months Ended September 30,
	2023		2022
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$564,233	—%	$600,045	—%
Interest-bearing demand deposits	135,576	1.82	161,249	0.39
Savings and money market deposits	567,433	3.35	723,706	0.85
Brokered money market deposits	438,888	5.34	449,772	0.93
Time deposits	923,891	3.66	443,632	0.68
Total interest-bearing deposits	2,065,788	3.81	1,778,359	0.79
Total deposits	$2,630,021	3.00	$2,378,404	0.59

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At September 30, 2023 and December 31, 2022, we had available borrowing capacity from the FHLB of $712.8 million and $633.6 million, respectively. At September 30, 2023 and December 31, 2022, we had $325.0 million and $375.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at September 30, 2023 and December 31, 2022. We did not have any advances outstanding under these agreements as of September 30, 2023 and December 31, 2022.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2023 and December 31, 2022, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $446.2 million and $28.0 million at September 30, 2023 and December 31, 2022, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $510.4 million as of September 30, 2023, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of September 30, 2023 and December 31, 2022.

At September 30, 2023 and December 31, 2022, we had $325.0 million and $375.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $712.8 million and $633.6 million of additional borrowing availability with the FHLB as of September 30, 2023 and December 31, 2022, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2023 and December 31, 2022. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2023 and December 31, 2022. As of December 31, 2022, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2022 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for "Well
			in Capital	Capitalized"
			Conservation	Depository
	September 30, 2023	December 31, 2022	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	17.91%	16.68%	10.50%	N/A
Bank	17.77%	16.61%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	17.03%	15.99%	8.50%	N/A
Bank	16.89%	15.93%	8.50	8.00%
CETI capital (to risk-weighted assets)
Consolidated	17.03%	15.99%	7.00%	N/A
Bank	16.89%	15.93%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	10.07%	9.57%	4.00%	N/A
Bank	9.99%	9.54%	4.00	5.00%

Dividends

On October 18, 2023, the Company declared a cash dividend of $0.18 per share, payable on November 10, 2023, to common shareholders of record as of November 1, 2023. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of September 30, 2023, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2023 and December 31, 2022.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2023 and December 31, 2022 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
September 30, 2023	1.70%	(1.00)%	12.10%	7.40%
December 31, 2022	(1.60)%	2.50%	21.60%	12.90%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+200	+100	-100	-200
September 30, 2023	(13.80)%	(6.90)%	7.00%	15.90%
December 31, 2022	(11.90)%	(5.90)%	6.90%	13.10%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2023 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2022 Form 10-K, and as disclosed in “Part II – Item 1A. – Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2022 Form 10-K and the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

The following table summarizes the repurchases of our common shares for the three months ended September 30, 2023.

Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
July 1, 2023 to July 31, 2023	—	$—	—	—
August 1, 2023 to August 31, 2023	—	—	—	—
September 1, 2023 to September 30, 2023	38,689	19.69	38,689	961,311
Total	38,689	$19.69	38,689	961,311

On September 5, 2023, the Company announced that the Board of Directors of the Company approved the adoption of a share repurchase program authorizing the Company to repurchase up to 1,000,000 shares of the Company’s outstanding shares of common stock. The share repurchase program began on September 6, 2023 and will end on September 30, 2024. The repurchases are made in compliance with all Securities and Exchange Commission rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits stock repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the third quarter of 2023, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: November 7, 2023	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: November 7, 2023	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer