Form 10-K
period 2023-12-31
MetroCity Bankshares, Inc.
filed 2024-03-11
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was $327.6 million based upon the closing price of $17.89 as reported on Nasdaq on June 30, 2023.

As of March 4, 2024, the registrant had 25,205,506 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

METROCITY BANKSHARES, INC.

2023 ANNUAL REPORT ON FORM 10-K

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this annual report and the following:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of elevated or rising interest rates and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and Small Business Administration (“SBA”) loan portfolios;
●	negative impact in our mortgage banking services, including declines in our mortgage originations or profitability due to elevated or rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	a large percentage of our deposits are attributable to a relatively small number of customers;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;

●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;

●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine and the ongoing conflict in Israel and the surrounding areas), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in this Form 10-K under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

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

PART I

Item 1. Business

Our Company

We are MetroCity Bankshares, Inc. (the “Company”), a bank holding company incorporated in 2014 and headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006 (the “Bank”). We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of December 31, 2023, we had total assets of $3.50 billion, total loans held for investment of $3.14 billion, total deposits of $2.73 billion and total shareholders’ equity of $381.5 million.

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

Our Markets

We are located primarily in the Atlanta metropolitan area with our headquarters in Doraville, Georgia. Our 20 full-service branch locations in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia are located in growing multi-ethnic communities. Additionally, we continue to monitor attractive markets where we would like to expand our presence.

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

The sections below discuss our general loan categories. As of December 31, 2023 and 2022 our loan portfolio held for investment consisted of the following:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and Development	$23,262	0.7%	$47,779	1.6%
Commercial Real Estate	711,177	22.6	657,246	21.4
Commercial and Industrial	65,904	2.1	53,173	1.7
Residential Real Estate	2,350,299	74.6	2,306,915	75.3
Consumer and other	319	—	216	—
Gross loans	$3,150,961	100.0	$3,065,329	100.0
Less unearned income	(8,856)		(9,640)
Total loans held for investment	$3,142,105		$3,055,689

Construction and Development Loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction loans. As of December 31, 2023, the outstanding balance of our construction and development loans was $23.3 million, or 0.7%, of our total loan portfolio held for investment, compared to $47.8 million, or 1.6%, of our total loan portfolio held for investment at December 31, 2022. As of December

31, 2023, $14.3 million, or 61.7%, of construction and development loans were for the construction of office buildings and commercial rental properties; $3.5 million, or 15.0%, were for the construction of physician’s offices and nursing homes; $1.9 million, or 8.2%, were for the construction of liquor stores; $1.7 million, or 7.2%, were for the construction of hardware stores; and the remaining $1.9 million, or 7.9%, were loans distributed amongst various industries and sectors.

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

We had approximately $548,000 of construction and development loans on nonaccrual status as of December 31, 2023. We had no construction and development loans that were classified as nonaccrual as of December 31, 2022.

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate loans made up $711.2 million, or 22.6%, of our total loan portfolio held for investment at December 31, 2023, compared to $657.2 million, or 21.4%, of our total loan portfolio held for investment as of December 31, 2022. As of December 31, 2023, $656.9 million, or 92.4%, of our commercial real estate loans were secured by owner occupied properties and the remaining $54.3 million, or 7.6%, of loans in this category were secured by non-owner occupied properties. Within our commercial real estate loans, $310.7 million, or 43.7%, were to hotels and restaurants; $149.7 million, or 21.1%, were made to wholesalers or retailers; $113.0 million, or 15.9%, were to general service business; $69.8 million, or 9.8%, were to commercial rental properties; and the remaining $68.0 million, or 9.5%, were distributed amongst various sectors and industries.

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

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by a wide variety of property types, such as retail operations, hospitality, specialty service operations and warehouses for wholesale distribution. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions which allow us to call the loan after three to five years. Adjustable-rate loans are generally based on the Wall Street Journal Prime Rate (“WSJPR”) or the Secured Overnight Financing Rate (“SOFR”), and as of December 31, 2023, most of our loans were based on WSJPR. At December 31, 2023, approximately 28.9% of the commercial real estate loan portfolio consisted of fixed rate loans. Our conventional commercial real estate loans, or non-SBA guaranteed commercial real estate loans, carried a weighted average maturity of 5.52 years as of December 31, 2023. Non-SBA commercial real estate loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price depending on the property appraisals we utilize. Our LTV policy limits are 85% for commercial real estate loans. In addition, we limit our lending on non-owner occupied commercial real estate to 100% of total bank capital.

The total balance of commercial real estate loans on nonaccrual status was $991,000 and $4.9 million as of December 31, 2023 and 2022, respectively.

Commercial and Industrial Loans. We provide a mix of variable and fixed rate commercial and industrial loans. Commercial and industrial loans represented $65.9 million, or 2.1%, of our total loan portfolio held for investment as of December 31, 2023, compared to $53.2 million, or 1.7%, of our total loan portfolio held for investment at December 31, 2022. As of December 31, 2023, $27.0 million, or 41.0%, of our commercial and industrial loans were extended to businesses in warehousing, wholesale and retail trade; $11.2 million, or 17.0%, were loans made to hotels and restaurants;

and the remaining $27.7 million, or 42.0%, of loans were distributed across various industries and sectors. We had approximately $1.3 million and $136,000 of commercial and industrial loans on nonaccrual status as of December 31, 2023 and 2022, respectively.

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

SBA Loans. A significant portion of our commercial real estate portfolio consists of SBA and USDA loans. Our SBA loans are typically made to retail businesses including, car wash stations, grocery stores, poultry farms, warehouses, convenience stores, hospitality and service businesses, car dealers, beauty supplies, restaurants, and beer, wine, and liquor stores for acquisition of business properties, working capital needs and business expansions. Our SBA loans are typically secured by commercial real estate and can have any maturity up to 25 years. Depending on the loan amount, each loan is typically guaranteed 75% to 90% by the SBA, with a maximum gross loan amount to any one small business borrower of $5 million and a maximum SBA guaranteed amount of $3.75 million.

As of December 31, 2023, our commercial real estate SBA and USDA portfolio, net of any sold portions, totaled $254.2 million. This represents a decrease of $15.6 million when compared to the December 31, 2022 balance of $269.8 million. Of the balance outstanding at December 31, 2023, $99.3 million, or 39.1%, of the loans in this portfolio carried an SBA guarantee while the remaining $154.9 million, or 60.9%, of the portfolio was unguaranteed.

In addition, as part of our commercial and industrial loan product offering, we originate SBA loans to provide working capital and to finance inventory, equipment and machinery purchases and acquisitions. As of December 31, 2023 and 2022, the outstanding balance of our commercial and industrial SBA loans was $32.7 million and $34.5 million respectively. Of the balance outstanding as of December 31, 2023, $17.1 million, or 52.3%, of our commercial and industrial SBA portfolio carried a guarantee from the SBA while the remaining $15.6 million, or 47.7%, of the portfolio was unguaranteed. We are willing to maintain higher LTVs on our SBA portfolio than the remainder of our commercial loans because the effect of the SBA guarantee is to lower overall risk.

We retain the servicing rights on the sold portions of the SBA and USDA loans we originate. As of December 31, 2023, we serviced $508.0 million in SBA/USDA loans for others, an increase of $42.9 million, or 9.2%, when compared to December 31, 2022. We recognized servicing income on SBA loans of $4.8 million, $1.8 million, and $5.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Residential Real Estate Loans. We originate mainly non-conforming residential mortgage loans through our branch network. During 2023, our primary loan products offered were 15-year and 30-year fixed rate products, as well as a three-year, five-year and ten-year hybrid adjustable rate mortgages which reprice annually after the initial term based on the weekly average of the one year constant maturity treasury (CMT) plus a fixed spread. Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 65% of appraised value. In connection with such loans, we retain a valid first lien on real estate, obtain a title insurance policy that insures that the property is free from material encumbrances and require hazard insurance. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We take a comprehensive and conservative approach to our mortgage underwriting, allowing a maximum LTV ratio of 65%. As of December 31, 2023, we had $2.35 billion of residential real estate loans, representing 74.6% of our total loan portfolio held for investement compared to $2.31 billion, or 75.3%, of our total loan portfolio held for investment at December 31, 2022. Residential mortgage loans held for sale totaled $22.3 million as of December 31, 2023. We had no residential mortgage loans held for sale as of December 31, 2022. Nonaccrual residential mortgage loans were $11.9 million and $5.0 million at December 31, 2023 and 2022, respectively.

On occasion, we sell a portion of our non-conforming residential mortgage loans to third party investors. The loans are sold with no representation or warranties if the loan pays off early. During 2023, we originated $337.0 million of non-conforming residential mortgage loans, but did not sell any loans to investors during this period. During 2022, we originated $833.6 million of non-conforming residential mortgage loans and sold $94.9 million to our investors. Residential mortgage loans held for sale are sold with the servicing rights retained by the Bank. As of December 31, 2023, the amount of residential mortgage loans serviced for others fell to $443.1 million representing a decrease of $83.6 million, or 15.9%, when compared to December 31, 2022. We recognized servicing income on residential mortgage loans of $193,000 (expense balance), $561,000 (expense balance), and $564,000 (expense balance) for the years ended December 31, 2023, 2022 and 2021, respectively. The servicing income recognized is net of amortization of our mortgage servicing rights which caused the expense balance for the years ended December 31, 2023, 2022 and 2021.

Consumer and Other Loans. These loans represent a very small portion of our overall portfolio and primarily consists of overdrafts and consumer lines of credit. Consumer loans carry a greater amount of risk and collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

Deposits

We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. Our ability to gather deposits, particularly core deposits, is an important aspect of our business and we believe core deposits are a significant driver of value as a cost efficient and stable source of funding to support our growth. As of December 31, 2023, we had $2.73 billion of total deposits with a total weighted average deposit cost of 3.04%. Of our total deposits as of December 31, 2023, $639.5 million, or 23.4%, of total deposits were held in demand deposit accounts.

As a bank focusing on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We consider a deposit relationship to be core by considering the following factors: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) loans; and (vii) longevity of the relationship with us. We calculate core deposits by adding demand and savings deposits plus time deposits less than $250,000 plus deposits that are over $250,000, if such depositors meet the relationship criteria listed above. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2023, 67.3%, or $1.84 billion, of our deposits were considered core deposits.

While we are focused on growing our low-cost deposits, we also utilize brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank. As of December 31, 2023, we had brokered deposits of $766.3 million compared to $523.7 million of brokered deposits at December 31, 2022.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate (includes all of our brokered deposits). These swap agreements are designated as cash flow hedges. As of December 31, 2023, the total amount of deposits tied to the Federal Funds Effective rate was $929.2 million. See Note 10 of our consolidated financial statements as of December 31, 2023, included elsewhere in this Annual Report on Form 10-K, for additional information.

As of December 31, 2023, our fifteen largest depositor relationships, excluding brokered deposits, totaled $314.3 million, or 11.5%, of total deposits. Our deposits with directors and affiliated entities totaled $10.2 million for the same period.

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

We evaluate our net loans to total assets and net loans (excluding loans held for sale) to total deposit ratios as a method to monitor our liquidity position. Our board of directors has limited our net loans to a maximum of 90% of total Bank assets and our net loans to a maximum of 125% of total Bank deposits. As of December 31, 2023, our net loans were

89.2% of total assets and net loans were 114.4% of total deposits. As of December 31, 2022, our net loans were 88.8% of total assets and net loans were 114.1% of total deposits. We were in compliance with both limits for each period presented.

Human Capital Resources

We recognize that our most valuable asset is our people. One of our top strategic priorities is the retention and development of our talent. This includes providing career development opportunities for all associates; increasing our diversity and inclusion; training our next generation of leaders; and succession planning.

As of December 31, 2023, we had approximately 220 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Of the 220 full-time equivalent employees as of December 31, 2023, 80.5% identify as a female and 95.9% are persons of color. Included in the 220 full-time equivalent employees are 49 employees who have management roles. Of these 49 management roles, 67.3% of the managers identify as a female and 91.8% are persons of color.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

Capital Requirements

The Company and the Bank are each required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Company and the Bank are subject to the following risk-based capital ratios: a common equity Tier 1 (“CET1”) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, plus retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly  average total consolidated assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks is 4%.

In addition, as of January 1, 2019, the capital rules require a capital conservation buffer of 2.5%, constituted of CET1, above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2023 and 2022, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.

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

As of December 31, 2023, the Company’s regulatory capital ratios were above the applicable regulatory capital standards including the capital conservation buffer.

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL (the Company did not elect to utilze this phase-in period); and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable.  For SEC reporting companies with emerging growth company designation and December 31 fiscal-year ends, such as the Company, CECL became effective beginning with the first quarter of 2023.

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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35 percent by September 30, 2028. The FDIC’s amended restoration plan increases the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not restored as projected. In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of recent bank failures and the FDIC's use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion). The Company was exempt from this special assessment as our total uninsured deposits have never exceeded the stated threshold.

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

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking. Most recently, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking.  FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs.  As of December 31, 2023, no such regulations have been proposed.

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

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate (“CRE”) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for credit losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

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

On October 24, 2023, the OCC, the FRB, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities.  The final rules may make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

Privacy and Data Security. The GLB generally prohibits disclosure of consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators, including the FDIC, to prescribe standards for the security of consumer information. The Bank is subject to such standards, as well as standards for notifying customers in the event of a security breach. Under federal law, the Bank must disclose its privacy policy to consumers, permit customers to opt out of having nonpublic customer information disclosed to third parties in certain circumstances, and allow customers to opt out of receiving marketing solicitations based on information about the customer received from another subsidiary. States may adopt more extensive privacy protections. We are similarly required to have an information security program to safeguard the confidentiality and security of customer information and to ensure proper disposal. Customers must be notified when unauthorized disclosure involves sensitive customer information that may be misused. The federal banking agencies require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

LIBOR: On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023.  The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act. The Company had no loans with interest rates tied to LIBOR as of December 31, 2023.

Cybersecurity: The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

Under a final rule adopted by federal banking agencies in 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Georgia, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of Alabama, Florida, Georgia, New Jersey, New York, Texas and Virginia. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. If the national, regional and local economies experience worsening economic conditions (including inflation), elevated levels of unemployment, adverse effects of the U.S. government’s failure to raise its debt ceiling (including defaulting on its debt obligations or experiencing credit downgrades), fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, our growth and profitability could be constrained.

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

Fluctuations in interest rates have impacted net interest income and may otherwise negatively impact our financial condition and results of operations.

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference, or spread, between interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings and other interest-bearing liabilities. When market rates of interest change, the interest we receive on our assets and the interest we pay on our liabilities fluctuates. This may cause decreases in our spread and may adversely affect our earnings and financial condition.

Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets. Interest rates increased significantly in 2022 and 2023 as the Federal Reserve attempted to slow economic growth and counteract rising inflation. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates which may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful as some of these effects are outside of our control. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

Inflation could negatively impact our business, our profitability and our stock price.

Inflation over the past two years were at levels not seen for over 40 years. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.

Negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The bank failures in 2023 and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company.  These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions.   Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability.  While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability.  Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, losses embedded in the held-to-maturity portion of our securities portfolio, contingent liquidity, CRE composition and concentration, capital position and our general oversight and internal control structures regarding the foregoing.  As primarily a commercial bank, the Bank has an elevated degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits, and also maintains a robust CRE portfolio.  As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like the Company.

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

Other primary sources of funds consist of cash from operations, investment maturities and sales, sale of loans and proceeds from the issuance and sale of our equity securities to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. Recently proposed change to the Federal Home Loan Bank system could adversely impact the Company’s access to Federal Home Loan Bank borrowings or increase the cost of such borrowings. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations  about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment.

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

Because a significant portion of our loan portfolio is comprised of commercial and residential real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2023, approximately 97.9% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect credit quality, profitability, financial condition, and results of operations. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

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

Our provision and allowance for credit losses may prove to be insufficient to absorb potential losses in our loan portfolio.

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

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, security breaches, litigation, investigations and other preceedings, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which we are subject, including, among others, credit, market, liquidity, operational, interest rate and compliance. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances and may not adequately mitigate any risk or loss to us. If our risk management framework is not effective, we could suffer unexpected losses and our business, financial condition, results of operations or growth prospects could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We have a continuing need for technological change, and we may not have the resources to effectively implement new technology or we may experience operational challenges when implementing new technology.

The financial services industry is continually undergoing rapid technological changes with frequent introductions of new technology-driven products and services (including those related to or involving artificial intelligence, machine learning, blockchain and other distributed ledger technologies), and an established and growing demand for mobile and other phone and computer banking applications. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market area.

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

The computer systems and network infrastructure we use could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, natural disasters such as earthquakes, tornadoes and hurricanes, or a similar catastrophic event. We could also experience a breach by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors and cyber criminals. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyber security breaches and other disruptive problems caused by the internet or other users. Such computer break-ins, breaches and other disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability, reputational damage and inhibit the use of our internet banking services by current and potential  customers, any of which may result in a material adverse impact on our financial condition, results of operations or the market price of our common stock. As cyber threats continue to evolve and become more frequent, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We and our third-party vendors are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our and our third-party vendors’ information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

To date, none of foregoing types of attacks have had a material effect on our business or operations and we maintain  a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. However, no assurances can be provided that we (or our third-party vendors) may not suffer from such an attack in the future that may cause us material harm, especially in light of the risks being posed by changing technologies as well as criminal intent on committing cyber-crime.

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

In deciding whether to extend credit or to enter into other transactions with customers and counterparties, we rely on information furnished to us by or on behalf of such customers and counterparties, including financial statements and other financial information. We also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Such information could turn out to be inaccurate, including as a result of fraud on behalf of our customers, counterparties or other third parties. In times of increased economic stress, we are at an increased risk of fraud losses. We cannot make assurances that our underwriting and operational controls will prevent or detect such fraud or that we will not experience fraud losses or incur costs or other damages related to such fraud. Our customers may also experience fraud in their businesses which could adversely affect their ability to repay their loans or make use of our services. Our exposure and the exposure of our customers to fraud may increase our financial risk and reputation risk as it may result in unexpected credit losses that exceed those that have been provided for in our allowance for credit losses. Reliance on inaccurate or misleading information from our customers, counterparties and other third parties, including as a result of fraud, could have a material adverse impact on our business, financial condition and results of operations.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

Processes that management uses to estimate our current expected credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and/or forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models that management uses for interest rate risk and asset liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our expected credit losses are inadequate, the ACL may not be sufficient to support  future charge offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management’s analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory  agencies, including the Federal Reserve, the DBF and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound  practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. See the discussion above at Supervision and Regulation for an additional discussion of the extensive regulation and supervision that the Company and the Bank are subject to.

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

Changes to monetary policy by the Federal Reserve could adversely impact our results of operations.

The Federal Reserve is responsible for regulating the supply of money in the United States, including open market operations used to stabilize prices in times of economic stress, as well as setting monetary policies. These activities strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our costs of funds for lending and investing, all of which may adversely impact our liquidity, results of operations, financial condition and capital position. The Company cannot predict the nature or timing of future changes in monetary, economic, or other policies or the effect that they may have on the Company's business activities, financial condition and results of operations.

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

As of December 31, 2023, our directors and their families and affiliated entities collectively had a 31.9% ownership interest in the Company.  As a result, our directors may have significant influence over the election of board of directors, control the management and policies of the Company and, in general, determine the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and will be able to prevent or cause a change in control of the Company.

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

We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments. In addition, even if we comply with the greater obligations of public companies that are not emerging growth companies, we may avail ourselves of the reduced requirements applicable to emerging growth companies from time to time in the future, so long as we are an emerging growth company. Our eligibility as an emerging growth company is expected to expire on December 31, 2024, which is the last day of the fisal year following the five year anniversary from the date of our initial public offering.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer is primarily responsible for the cybersecurity component of our risk management program and is a key member of the risk management organization, reporting directly to the Chief Executive Officer and, as discussed below, periodically to the Technology Committee of our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Information Security Officer, who reports directly to our Chief Executive Officer, along with key members of their team, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We have established processes and systems designed to assess, identify, manage, and mitigate cybersecurity risk and threats, including regular and on-going education and training for employees, including information security awareness training, preparedness simulations and tabletop exercises, and recovery and resilience tests. We employ a variety of preventative and detective tools designed to monitor and block suspicious activity and to identify cybersecurity threats. We continue to strengthen the management and oversight of cybersecurity risks through new security system enhancements, policies, testing, identification and reporting. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity professionals and third-party specialists. We also engage a third-party to perform penetration testing and ongoing analysis to identifty potential vulnerabilities and areas for additional enhancement. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with third-party service providers. We also monitor our email gateways for malicious phishing campaigns and monitor remote connections for cybersecurity threats. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to senior management and the Technology Committee of our board of directors, as well as the full board of directors. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

We have not experienced a cybersecurity incident or identified risks from known cybersecurity threats or prior cybersecurity incidents that has materially impacted our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition. For further discussion of risks from cybersecurity threats, see the section captioned “System failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities” in Item 1A. Risk Factors.

Cybersecurity Governance

Our Information Security Officer directs our enterprise information security department and manages our information security program. The responsibilities of enterprise information security department include cybersecurity risk assessment and defense, vulnerability assessment, incidend prevention, mitigation, response, and remediation, data access governance, third-party risk management, and business resilience. Our Information Security Officer has over ten years of relevant expertise and formal training in the areas of information security and cybersecurity risk management in the financial institutions industry.

The Technology Committee of our board of directors has primary responsibility for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer provides quarterly reports to the Technology Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity risks and incidents. The Technology Committee also reviews our cyber security risk profile on a quarterly basis. The Technology Committee, as well as the full board of directors, reviews and approves our information security and technology budgets and strategies annually. The Technology Committee provides a report of their activities to the full board of directors on a quarterly basis.

Item 2. Properties

The Company’s corporate headquarters and Metro City Bank’s main office is located at 5114 Buford Highway NE, Atlanta, GA 30340. Metro City Bank owns this property. We also currently operate 19 additional full service-branches, which are all leased, located in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

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

As of March 4, 2023, there were 25,205,506 shares of common stock outstanding held by approximately 175 shareholders of record of our common stock as reported by our transfer agent.

Dividends

It has been our policy to pay quarterly dividends to holders of our common stock. We have paid quarterly dividends to our shareholders in amounts up to 40% of our net income over the past ten years. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions  on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1. Business - Regulation and Supervision - Regulation of the Company - Payment of Dividends.”

Equity Compensation Plan Information

Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2023.

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

The following table summarizes the repurchases of our common shares for the three months ended December 31, 2023.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
October 1, 2023 to October 31, 2023	31,822	$19.76	31,822	929,489
November 1, 2023 to November 30, 2023	3,829	$19.99	3,829	925,660
December 1, 2023 to December 31, 2023	—	$—	—	925,660
Total	35,651	$19.78	35,651	925,660

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index for the period beginning on December 31, 2019 through December 31, 2023. The following reflects index values as of close of trading, assumes $100.00 invested on December 31, 2019, in our common stock, the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index, and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.

Index	2019	2020	2021	2022	2023
MetroCity Bankshares, Inc.	$100.00	$84.82	$166.02	$134.07	$154.66
Nasdaq Composite Index	100.00	143.64	174.36	116.65	167.30
S&P U.S. Small Cap Bank Index	100.00	90.82	126.43	111.47	112.03

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2023, included elsewhere in this Annual Report on Form 10-K.

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

Management’s evaluation of the appropriateness of the reserve for credit losses is often the most critical of accounting estimates for a financial institution. Our determination of the amount of the reserve for credit losses is a critical accounting estimate as it requires the use of estimates and significant judgment as to the amount and timing of expected future cash flows, reliance on historical loss rates on homogenous portfolios, consideration of our quantitative and qualitative evaluation of economic factors, and the reliance on our reasonable and supportable forecasts. The reserve for credit losses attributable to each portfolio segment also includes an amount for inherent risks not reflected in the historical analyses. Relevant factors include, but are not limited to, concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral values, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

See Note 1 and Note 3 of our consolidated financial statements as of December 31, 2023, included elsewhere in this Annual Report on Form 10-K, for additional information on the reserve and allowance for credit losses.

Recent Industry Developments

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 2.4% from December 31, 2022 to $2.73 billion at December 31, 2023. The Company’s uninsured deposits represented 26.5% of total deposits at December 31, 2023 compared to 32.5% of total deposits at December 31, 2022. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these recent developments. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 16.73% and 17.60%, respectively, as of December 31, 2023.

Results of Operations

Net Income

Year ended December 31, 2023 compared to year ended December 31, 2022

We recorded net income of $51.6 million for the year ended December 31, 2023 compared to $62.6 million for the year ended December 31, 2022, a decrease of $11.0 million, or 17.6%. The decrease was due to a $18.1 million decrease in net interest income and a $2.8 million increase in provision for credit losses, offset by a $8.3 million decrease in provision for income taxes, a $1.6 million decrease in noninterest expense and an $86,000 increase noninterest income.

Basic and diluted earnings per common share for the year ended December 31, 2023 was $2.05 and $2.02, respectively, compared to $2.46 and $2.44 for the basic and diluted earnings per common share for the year ended December 31, 2022.

Year ended December 31, 2022 compared to year ended December 31, 2021

We recorded net income of $62.6 million for the year ended December 31, 2022 compared to $61.7 million for the year ended December 31, 2021, an increase of $901,000, or 1.5%. The increase was due to a $15.4 million increase in net interest income and a $9.7 decrease in provision for credit losses, offset by a $14.6 million decrease in noninterest income, a $1.9 million increase in noninterest expense and a $7.7 million increase in provision for income taxes.

Basic and diluted earnings per common share for the year ended December 31, 2022 was $2.46 and $2.44, respectively, compared to $2.41 and $2.39 for the basic and diluted earnings per common share for the year ended December 31, 2021.

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

Year ended December 31, 2023 compared to year ended December 31, 2022

Net interest income for the year ended December 31, 2023 was $101.5 million compared to $119.6 million for the year ended December 31, 2022, a decrease of $18.1 million, or 15.2%. Interest income totaled $192.8 million for the year ended December 31, 2023, an increase of $45.6 million, or 31.0%, from the year ended December 31, 2022, primarily due to an 82 basis points increase in the yield on average loans coupled with a $274.3 million increase in average loans. Average earning assets increased by $213.3 million, primarily due to an increase of $274.3 million in average loans, offset by a decrease of $61.0 million in average investment securities, fed funds sold and interest-bearing cash accounts. The increase in average loans included increases of $208.9 million in average residential real estate loans and $70.4 million in average commercial real estate loans, offset by decreases of $3.6 million in average construction and development loans and $1.4 million in average commercial and industrial loans.

Interest expense for the year ended December 31, 2023 increased $63.7 million, or 230.9%, to $91.3 million compared to interest expense of $27.6 million for the year ended December 31, 2022. This increase is primarily attributable to a $263.4 million increase in average deposit balances and a 256 basis points increase in deposit costs, which includes a 279 basis points increase in the average yield on money market deposits and an 258 basis points increase in the average yield on time deposits. Average borrowings outstanding for the year ended December 31, 2023 decreased by $20.1 million with an increase in rate of 195 basis points compared to the year ended December 31, 2022.

The Company currently has interest rate derivative agreements totaling $850.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.29%. During the year ended December 31, 2023, we recorded a credit to interest expense of $5.4 million from the benefit received on these interest rate derivatives compared to $287,000 of interest expense recorded during the year ended December 31, 2022. Of the $850.0 million interest rate derivatives, only $500.0 million were making payments as of December 31, 2023 and the remaining $350.0 million will begin making payments in the second quarter of 2024. Based on the Federal Funds Effective rate as of December 31, 2023 (5.33%), the Company would estimate to record a credit to interest expense of $22.9 million during 2024 from the benefit received on these interest rate derivatives. See Note 10 of our consolidated financial statements as of December 31, 2023, included elsewhere in this Annual Report on Form 10-K, for additional information on these interest rate derivatives.

The net interest margin for the year ended December 31, 2023 was 3.13% compared to 3.95% for the year ended December 31, 2022, a decrease of 82 basis points. The cost of interest-bearing liabilities increased by 248 basis points to 3.73% from 1.25%, while the yield on interest-earning assets increased by 108 basis points to 5.94% from 4.86% for the previous year. Average earning assets increased by $213.3 million, primarily due to an increase of $274.3 million in average loans, offset by a decrease of $61.0 million in average total investments. Average interest-bearing liabilities increased by $243.4 million as average interest-bearing deposits increased by $263.4 million while average borrowings decreased by $20.1 million.

Year ended December 31, 2022 compared to year ended December 31, 2021

Net interest income for the year ended December 31, 2022 was $119.6 million compared to $104.2 million for the year ended December 31, 2021, an increase of $15.4 million, or 14.8%. Interest income totaled $147.2 million for the year ended December 31, 2022, an increase of $38.5 million, or 35.4%, from the year ended December 31, 2021, primarily due to a $661.4 million increase in average loans while the yield on average loans increased by four basis points. We recognized Paycheck Protection Program (“PPP”) loan fee income of $1.0 million during 2022 compared to PPP loan fee income of $5.4 million during 2021. Average earning assets increased by $692.4 million, primarily due to an increase of $661.4 million in average loans and $31.0 million in average investment securities, fed funds sold and interest-bearing cash accounts. The increase in average loans included increases of $653.0 million in average residential real estate loans and $85.0 million in average commercial real estate loans, offset by decreases of $12.5 million in average construction and development loans and $64.1 million in average commercial and industrial loans.

Interest expense for the year ended December 31, 2022 increased $23.0 million to $27.6 million compared to interest expense of $4.6 million for the year ended December 31, 2021. This increase is primarily attributable to a $491.3 million increase in average interest-bearing deposits and a 100 basis points increase in deposit costs, which includes a 119 basis points increase in the average yield on money market deposits and an 84 basis points decrease in the average yield on time deposits. Average borrowings outstanding for the year ended December 31, 2022 increased by $150.2 million with an increase in rate of 81 basis points compared to the year ended December 31, 2021.

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

Average Balances, Interest and Yields

The following tables present, for the years ended December 31, 2023, 2021 and 2021, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Year Ended December 31,
	2023			2022			2021
	Average	Interest and	Yield /	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$167,024	$9,995	5.98%	$225,154	$3,524	1.57%	$207,771	$500	0.24%
Investment securities	32,330	949	2.94	35,188	881	2.50	21,573	390	1.81
Total investments	199,354	10,944	5.49	260,342	4,405	1.69	229,344	890	0.39
Construction and development	31,955	1,864	5.83	35,562	1,898	5.34	48,076	2,513	5.23
Commercial real estate	659,432	57,710	8.75	589,017	38,582	6.55	503,968	29,750	5.90
Commercial and industrial	54,100	5,110	9.45	55,516	3,920	7.06	119,640	8,407	7.03
Residential real estate	2,299,246	117,071	5.09	2,090,389	98,277	4.70	1,437,377	67,058	4.67
Consumer and Other	195	128	65.64	193	138	71.50	188	123	65.43
Gross loans(2)	3,044,928	181,883	5.97	2,770,677	142,815	5.15	2,109,249	107,851	5.11
Total earning assets	3,244,282	192,827	5.94	3,031,019	147,220	4.86	2,338,593	108,741	4.65
Noninterest-earning assets	198,938			156,185			122,038
Total assets	3,443,220			3,187,204			2,460,631
Interest-bearing liabilities:
NOW and savings deposits	146,543	2,264	1.54	186,061	1,046	0.56	112,943	222	0.20
Money market deposits	1,006,360	42,347	4.21	1,130,439	16,067	1.42	726,268	1,693	0.23
Time deposits	940,911	35,996	3.83	513,867	6,445	1.25	499,856	2,033	0.41
Total interest-bearing deposits	2,093,814	80,607	3.85	1,830,367	23,558	1.29	1,339,067	3,948	0.29
Borrowings	353,149	10,741	3.04	373,238	4,051	1.09	223,027	624	0.28
Total interest-bearing liabilities	2,446,963	91,348	3.73	2,203,605	27,609	1.25	1,562,094	4,572	0.29
Noninterest-bearing liabilities:
Noninterest-bearing deposits	555,840			599,340			559,797
Other noninterest-bearing liabilities	74,254			63,997			76,727
Total noninterest-bearing liabilities	630,094			663,337			636,524
Shareholders' equity	366,163			320,262			262,013
Total liabilities and shareholders' equity	$3,443,220			$3,187,204			$2,460,631
Net interest income		$101,479			$119,611			$104,169
Net interest spread			2.21			3.61			4.36
Net interest margin			3.13			3.95			4.45
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Year Ended December 31,
	2023 Compared to 2022			2022 Compared to 2021
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(376)	$6,847	$6,471	$458	$2,586	$3,044
Investment securities	(581)	649	68	505	(34)	471
Total investments	(957)	7,496	6,539	963	2,552	3,515
Construction and development	(230)	196	(34)	(685)	70	(615)
Commercial real estate	4,979	14,149	19,128	5,030	3,802	8,832
Commercial and industrial	(115)	1,305	1,190	(4,667)	180	(4,487)
Residential real estate	10,161	8,633	18,794	30,875	344	31,219
Consumer and Other	(7)	(3)	(10)	7	8	15
Gross loans(2)	14,788	24,280	39,068	30,560	4,404	34,964
Total earning assets	13,831	31,776	45,607	31,523	6,956	38,479
Interest-bearing liabilities:
NOW and savings deposits	(280)	1,498	1,218	197	627	824
Money market deposits	(1,893)	28,173	26,280	1,817	12,557	14,374
Time deposits	10,323	19,228	29,551	490	3,922	4,412
Total interest-bearing deposits	8,150	48,899	57,049	2,504	17,106	19,610
Borrowings	(219)	6,909	6,690	662	2,765	3,427
Total interest-bearing liabilities	7,931	55,808	63,739	3,166	19,871	23,037
Net interest income	$5,900	$(24,032)	$(18,132)	$28,357	$(12,915)	$15,442
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Loan balances include nonaccrual loans and loans held for sale.

Provision for Credit Losses

The provision for credit losses reflects our internal calculation and judgment of the appropriate amount of the allowance for credit losses. The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” has significantly changed the methodology of how we measure credit losses (see Note 1 to the Consolidated Financial Statements for more information). We maintain the allowance for credit losses at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The allowance for credit losses is determined through detailed quarterly analyses of our loan portfolio. The allowance for credit losses is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates. Additional qualitative factors that are considered in determining the amount of the allowance for credit losses are concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Year ended December 31, 2023 compared to year ended December 31, 2022

We recorded a credit provision for credit losses of $15,000 during the year ended December 31, 2023 compared to a credit provision of $2.8 million recorded during the year ended December 31, 2022. The credit provision recorded during the year ended December 31, 2023 was due to the decrease in reserves allocated to individually analyzed loans, as well as a decrease in the general reserves allocated to our residential mortgage loan portfolio as the outlook for the national housing price index improved during 2023, offset by general reserves allocated for the increase in loan balances during the year. Our allowance for credit losses as a percentage of gross loans for the periods ended December 31, 2023 and 2022 was 0.58% and 0.45%, respectively. Our allowance for credit losses as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

Year ended December 31, 2022 compared to year ended December 31, 2021

We recorded a credit provision for loan losses of $2.8 million during the year ended December 31, 2022 compared to $6.9 million provision expense recorded during the year ended December 31, 2021. The credit provision for loan losses recorded during the year ended December 31, 2022 was due to the release of additional reserves allocated for the uncertainties in our loan portfolio caused by the COVID-19 pandemic as certain loans that were modified during the COVID-19 pandemic returned to their contractual payment terms. We did not experience the level of credit deterioration for these loans that we had initially anticipated. Our allowance for credit losses as a percentage of gross loans for the periods ended December 31, 2022 and 2021 was 0.45% and 0.67%, respectively. None of the ACL balance was allocated to our PPP loan portfolio at December 31, 2022 and 2021. Our ACL as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans.

Noninterest Income

Noninterest income is an important component of our total revenues. An important portion of our noninterest  income is associated with SBA and residential mortgage lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. Other sources of noninterest  income include service charges on deposit accounts and other service charges, commissions and fees.

The following table sets forth the major components of our noninterest income for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in thousands)	2023	2022	2021	$ Change	% Change	$ Change	% Change
Noninterest Income:
Service charges on deposit accounts	$1,918	$1,991	$1,696	$(73)	(3.7)%	$295	17.4%
Other service charges, commissions and fees	5,657	9,725	14,437	(4,068)	(41.8)	(4,712)	(32.6)
Gain on sale of residential mortgage loans	—	2,017	—	(2,017)	(100.0)	2,017	100.0
Mortgage servicing income, net	(193)	(561)	(564)	368	65.6	3	0.5
Gain on sale of SBA loans	3,299	2,068	10,952	1,231	59.5	(8,884)	(81.1)
SBA servicing income, net	4,796	1,825	5,884	2,971	162.8	(4,059)	(69.0)
Other income	2,727	1,053	1,284	1,674	159.0	(231)	(18.0)
Total noninterest income	$18,204	$18,118	$33,689	$86	0.5%	$(15,571)	(46.2)%

Year ended December 31, 2023 compared to year ended December 31, 2022

Service charges on deposit accounts were $1.9 million for the year ended December 31, 2023 compared to $2.0 million for the year ended December 31, 2022, a decrease of $73,000, or 3.7%. The decrease was primarily attributable to decreased overdraft fees, analysis fees and wire transfer fees.

Other service charges, commissions and fees decreased $4.1 million, or 41.8%, to $5.7 million for the year ended December 31, 2023 compared to $9.7 million for the year ended December 31, 2022. The decrease is mainly attributable to lower underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume declined during the year ended December 31, 2023 compared to the year ended December 31, 2022. Mortgage loan originations totaled $337.0 million during the year ended December 31, 2023 compared to $833.6 million during the year ended December 31, 2022.

Total gain on sale of loans was $3.3 million for the year ended December 31, 2023 compared to $4.1 million for the year ended December 31, 2022, a decrease of $786,000, or 19.2%.

We recorded no gain on sale of residential mortgage loans during the year ended December 31, 2023 as no residential mortgage loans were sold during the period. Gain on sale of residential loans totaled $2.0 million for the year ended December 31, 2022  as we sold $94.9 million in residential mortgage loans during the period with an average premium of 2.13%.

Gain on sale of SBA loans totaled $3.3 million for the year ended December 31, 2023 compared to $2.1 million for the year ended December 31, 2022. We sold $72.9 million in SBA loans during the year ended December 31, 2023 with average premiums of 6.09% compared to the sale of $31.5 million in SBA loans with an average premium of 8.45% in the year ended Decemer 31, 2022.

Mortgage loan servicing income had an expense balance of $193,000 for the year ended December 31, 2023 compared to an expense balance of $561,000 for the year ended December 31, 2022, an increase of $368,000, or 65.6%. The change in mortgage loan servicing income was primarily due to the decrease in mortgage servicing amortization, offset by decreases in mortgage servicing fees and capitalized mortgage servicing assets. Included in mortgage loan servicing income for the year ended December 31, 2023 was $2.5 million in mortgage servicing fees compared to $3.2 million for 2022, and capitalized mortgage servicing assets of $0 for the year ended December 31, 2023 compared to $761,000 for 2022. These amounts were offset by mortgage loan servicing asset amortization of $2.7 million for the year ended December 31, 2023 compared to $4.7 million for the year ended December 31, 2022. During the year ended December 31, 2023, we did not record a fair value impairment on our mortgage servicing assets. During the year ended December 31, 2022, we recorded a fair value impairment recovery of $163,000. Our total residential mortgage loan servicing portfolio was $443.1 million at December 31, 2023 compared to $526.7 million at December 31, 2022.

SBA servicing income was $4.8 million for the year ended December 31, 2023 compared to $1.8 million for the year ended December 31, 2022, an increase of $3.0 million, or 162.8%. Our total SBA and USDA loan servicing portfolio was $508.0 million as of December 31, 2023 compared to $465.1 million as of December 31, 2023. SBA servicing fees totaled $4.6 million for the year ended December 31, 2023 compared to $5.0 million for the year ended December 31, 2022. Our SBA servicing rights are carried at fair value and inputs used to calculate fair value change from period to period. During the year ended December 31, 2023, we recorded a $201,000 fair value gain on our SBA servicing rights compared to a $3.1 million fair value adjustment charge on our SBA servicing rights during the year ended December 31, 2022.

Other noninterest income was $2.7 million for the year ended December 31, 2023 compared to $1.1 million for the year ended December 31, 2022, an increase of $1.7 million, or 159.0%. The largest component of other noninterest income is the income on bank owned life insurance, which totaled $1.8 million and $1.7 million, respectively, for the years ended December 31, 2023 and 2022. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $35,000 (gain) and $1.1 million (loss), respectively, for the years ended December 31, 2023 and 2022.

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

Gain on sale of SBA loans totaled $2.1 million for the year ended December 31, 2022 compared to $11.0 million for the year ended December 31, 2021. We sold $31.5 million in SBA loans during the year ended December 31, 2022 with average premiums of 8.45% compared to the sale of $124.7 million in SBA loans with an average premium of 10.67% in the year ended December 31, 2021.

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

Other noninterest income was $1.1 million for the year ended December 31, 2022 compared to $1.3 million for the year ended December 31, 2021, a decrease of $231,000, or 18.0%. The largest component of other noninterest income is the income on bank owned life insurance, which totaled $1.7 million and $1.1 million, respectively, for the years ended December 31, 2022 and 2021. Also included in other noninterest income are fair value losses on our equity securities, which totaled $1.1 million and $114,000, respectively, for the years ended December 31, 2022 and 2021.

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
(Dollars in thousands )	2023	2022	2021	$ Change	% Change	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$29,304	$30,502	$30,112	$(1,198)	(3.9)%	$390	1.3%
Occupancy and equipment	4,893	4,857	5,028	36	0.7	(171)	(3.4)
Data processing	1,229	1,095	1,100	134	12.2	(5)	(0.5)
Advertising	614	606	541	8	1.3	65	12.0
Other expenses	11,686	12,219	11,529	(533)	(4.4)	690	6.0
Total noninterest expense	$47,726	$49,279	$48,310	$(1,553)	(3.2)%	$969	2.0%

Year ended December 31, 2023 compared to year ended December 31, 2022

Salaries and employee benefits expense for the year ended December 31, 2023 was $29.3 million compared to $30.5 million for the year ended December 31, 2022, a decrease of $1.2 million, or 3.9%. This decrease was primarily attributable to lower commissions paid to our loan officers as loan volume declined during the year ended December 31, 2023. These decreases were offset by higher employee salaries and benefits due to the increase in the overall number of employees necessary to support our continued growth and annual salary adjustments, as well as increased restricted stock expense. The average number of full-time equivalent employees was 220 for the year ended December 31, 2023 compared to 216 for the year ended December 31, 2022.

Occupancy expense for the year ended December 31, 2023 was $4.9 million compared to $4.9 million for the year ended December 31, 2022, a slight increase of $36,000, or 0.7%. This increase was partially due to higher maintenance and repairs expense, partially offset by lower depreciation expense.

Data processing expense for the years ended December 31, 2023 was $1.2 million compared to $1.1 million for the year ended December 31, 2022, an increase of $134,000, or 12.2%. The increase was consistent with the continued growth of our loans and deposits.

Advertising expense of $614,000 for the year ended December 31, 2023 remained relatively flat compared to $606,000 for the year ended December 31, 2022.

Other expenses for the year ended December 31, 2023 were $11.7 million compared to $12.2 million for the year ended December 31, 2022, a decrease of $533,000, or 4.4%. The decrease was primarily due to lower loan related expenses, communications expense, security expense and business taxes, offset by higher FDIC deposit insurance premiums, professional fees, mobile and internet banking expenses, and other real estate owned expenses. Included in other expenses were directors’ fees of $617,000 and $565,000 for the years ended December 31, 2023 and 2022, respectively.

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

Occupancy expense for the year ended December 31, 2022 was $4.9 million compared to $5.0 million for year ended December 31, 2021, a decrease of $171,000, or 3.4%. This decrease was partially due to lower maintenance and repairs expense and rent expense.

Data processing expense for the years ended December 31, 2022 and 2021 remained flat at $1.1 million.

Advertising expense for the year ended December 31, 2022 was $606,000 compared to $541,000 for 2021, an increase of $65,000, or 12.0%. The increase was consistent with the continued growth of our loans and deposit.

Other expenses for the year ended December 31, 2022 were $12.2 million compared to $11.5 million for the year ended December 31, 2021, an increase of $690,000, or 6.0%. The increase was primarily due to higher FDIC deposit insurance premiums, professional fees, and communication expenses, offset by lower loan and other real estate owned expenses. Included in other expenses were directors’ fees of $565,000 and $455,000 for the years ended December 31, 2022 and 2021, respectively.

Income Tax Expense

Income tax expense for the years ended December 31, 2023, 2022 and 2021 was $20.4 million, $28.6 million and $20.9 million, respectively. The Company’s effective tax rates for the years ended December 31, 2023, 2022 and 2021 were 28.3%, 31.4% and 25.3%, respectively. The elevated effective tax rate for the year ended December 31, 2022 was due to the re-allocation of state income tax apportionment schedules from prior year tax returns, as well as corrections for the treatment of prior year’s state tax credits. The effective tax rate of 28.3% for the year ended December 31, 2023 should be the more normalized tax rate for the Company going forward.

We had a net deferred tax liability of $2.3 million at December 31, 2023, a net deferred tax liability of $1.6 million at December 31, 2022 and net deferred tax asset of $2.2 million at December 31, 2021.

Return on Equity and Assets

The following table sets forth our return on average assets, return on average equity, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Return on average assets	1.50%	1.96%	2.51%
Return on average equity	14.10%	19.55%	23.55%
Dividend payout ratio	35.43%	24.52%	19.17%
Average shareholders' equity to average assets	10.63%	10.05%	10.65%

For the year ended December 31, 2023 and 2022, our average equity includes $22.1 million and $7.6 million, respectively, of average accumulated other comprehensive income. This amount includes unrealized losses on our available for sale securities portfolio and significant unrealized gains on our interest rate derivatives. Excluding the average accumulated other comprehensive income balance, the return on average equity was 15.00% and 20.02% for the years ended December 31, 2023 and 2022, respectively. The average accumulated other comprehensive income balance had little to no impact on the return on average equity for the years ended December 31, 2021.

Financial Condition

Total assets increased $75.6 million, or 2.2%, to $3.50 billion at December 31, 2023 as compared to $3.43 billion at December 31, 2022. The increase in total assets was primarily attributable to increases in loans held for investment of $86.4 million, loans held for sale of $22.3 million, premises and equipment of $3.9 million and interest rate derivatives of $3.0 milion, partially offset by a decrease in cash and cash equivalents of $34.7 million and an increase of $4.2 million in the allowance for credit losses.

Our investment securities portfolio made up only 0.82% of our total assets at December 31, 2023 compared to 0.86% at December 31, 2022.

Loans

Our loans represent the largest portion  of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

Our gross loans held for investment increased $85.6 million, or 2.8%, to $3.15 billion as of December 31, 2023 compared to $3.07 billion as of December 31, 2022. Our loan growth during the year ended December 31, 2023 was comprised of a decrease of $24.5 million, or 51.3%, in construction and development loans, an increase of $53.9 million, or 8.2%, in commercial real estate loans, an increase of $12.7 million, or 23.9%, in commercial and industrial loans, an increase of $43.4 million, or 1.9%, in residential real estate loans and an increase of $103,000, or 47.7%, in consumer and other loans. Loans classified as held for sale totaled $23.6 million as of December 31, 2023. There were no loans classified as held for sale as of December 31, 2022.

The following table presents the ending balance of each major category in our loan portfolio held for investment as of the dates indicated.

	December 31,
	2023		2022		2021		2020		2019
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Development	$23,262	0.7%	$47,779	1.6%	$38,857	1.6%	$45,653	2.8%	$31,739	2.7%
Commercial Real Estate	711,177	22.6	657,246	21.4	520,488	20.7	477,419	29.2	424,950	36.5
Commercial and Industrial	65,904	2.1	53,173	1.7	73,072	2.9	137,239	8.4	53,105	4.6
Residential Real Estate	2,350,299	74.6	2,306,915	75.3	1,879,012	74.8	974,445	59.6	651,645	56.0
Consumer and other	319	0.0	216	0.0	79	0.0	183	0.0	1,768	0.2
Total gross loans	3,150,961	100.0%	3,065,329	100.0%	2,511,508	100.0%	1,634,939	100.0%	1,163,207	100.0%
Unearned income	(8,856)		(9,640)		(6,438)		(4,595)		(2,045)
Allowance for credit losses	(18,112)		(13,888)		(16,952)		(10,135)		(6,839)
Total loans, net	$3,123,993		$3,041,801		$2,488,118		$1,620,209		$1,154,323

The following table presents the maturity distribution of our loans held for investment as of December 31, 2023. The table also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	December 31, 2023
(Dollars in thousands)	One Year or Less	One to Five Years	Five to Fifteen Years	Over Fifteen Years	Total
Construction and Development	$10,502	$2,156	$10,604	$—	$23,262
Commercial Real Estate	40,628	272,232	142,566	255,751	711,177
Commercial and Industrial	3,361	31,042	31,501	—	65,904
Residential Real Estate	—	352	935,337	1,414,610	2,350,299
Consumer and other	319	—	—	—	319
Total gross loans	$54,810	$305,782	$1,120,008	$1,670,361	$3,150,961

Amounts with fixed rates	$30,534	$151,271	$961,324	$200,414	$1,343,543
Amounts with floating or adjustable rates	24,276	154,511	158,684	1,469,947	1,807,418
Total gross loans	$54,810	$305,782	$1,120,008	$1,670,361	$3,150,961

Our loan portfolio is concentrated in commercial real estate and residential mortgage loans with the remaining balance in construction and development, commercial and industrial, and consumer loans. 97.9% of our gross loans held for investment were secured by real property as of December 31, 2023, compared  to 98.3% as of December 31, 2022 and 97.1% as of December 31, 2021.

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

As of December 31, 2023, our construction and development loans comprised $23.3 million, or 0.7%, of total loans held for investment, compared to $47.8 million, or 1.6%, of total loans held for investment as of December 31, 2022. This compares to $38.9 million, or 1.6%, of total loans held for investment as of December 31, 2021.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-owner occupied commercial real estate. We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain  a personal guarantee from responsible parties. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. At December 31, 2023, approximately 92.4% of our commercial real estate loans were owner-occupied.

As of December 31, 2023, our loans secured by commercial real estate were $711.2 million, or 22.6%, of total loans held for investment compared to $657.2 million, or 21.4%, as of December 31, 2022. This increase was due to consistent loan production and market demand for these types of loans. Commercial real estate loans were $520.5 million, or 20.7%, of our portfolio as of December 31, 2021. Our non-owner occupied commercial real estate loans make up a small percentage of our overall commercial real estate loan portfolio. Non-owner occupied commercial real estate loans were 7.6%, 10.4%, and 12.4%, as a percentage of commercial real estate loans for the years ending December 31, 2023, 2022, and 2021, respectively.

We originate both fixed and adjustable rate loans. Adjustable rate loans are based on SOFR, prime rate or constant  maturity treasury (“CMT”). At December 31, 2023 and 2022, approximately 28.9% and 25.2% of the commercial real estate portfolio consisted of fixed-rate loans, respectively. Our policy maximum LTV is 85% for commercial real estate loans. However, our weighted average LTV is well below this policy maximum. Newly originated and renewed non-SBA commercial real estate loans for the years ending December 31, 2023 and 2022 carried a weighted average LTV of 46.4% and 57.7%, respectively.

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

As of December 31, 2023, our commercial and industrial loans comprised $65.9 million, or 2.1%, of total loans held for investement, compared to $53.2 million, or 1.7% of total loans held for investment as of December 31, 2022. This increase was due to consistent loan production and market demand for these types of loans. This compares to $73.1 million, or 2.9%, of total loans held for investment as of December 31, 2021.

A large portion of both our commercial real estate and commercial and industrial loans are SBA loans. We are designated an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We have historically sold the guaranteed portion (75%-90%) of the SBA loans that we originate. Our SBA loans are typically made to small-sized retail, hotel/motel, service and distribution businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral  may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance. As of December 31, 2023, our SBA portfolio totaled $286.9 million compared to $304.3 million as of December 31, 2022. This decrease was primarily the result of the increase in SBA loans sold during 2023 coupled with the decrease in SBA loan originations during the year. We originated and sold $88.1 million and $72.9 million during the year ended December 31, 2023 compared to originations and sales of $136.7 million and $31.5 million for the year ended December 31, 2022. We originated and sold $285.8 million and $124.7 million of SBA loans during the year ended December 31, 2021.

From our total SBA loan portfolio of $286.9 million at December 31, 2023, $254.2 million is secured by real estate and $32.7 million is unsecured or secured by business assets, which we classify as commercial and industrial loans.

Residential real estate loans. We originate mainly non-conforming single-family residential mortgage loans through  our branch network, without the use of any third party originator. During 2023, our primary loan products were 15-year and 30-year fixed rate products and a three-year, five-year or ten-year hybrid adjustable rate mortgage which reprice after three, five or ten years to the one-year CMT plus certain spreads. We originate the residential mortgage loans to hold for investment and also sell on the secondary market when premiums are elevated or for liquidity purposes.

As of December 31, 2023, our residential real estate loans comprised $2.35 billion, or 74.6%, of total loans held for investment, compared to $2.31 billion, or 75.3%, of total loans held for investment as of December 31, 2022. This compares to $1.88 billion, or 74.8%, of total loans held for investment as of December 31, 2021. The increase in 2023 was due to management’s decision to hold all of our production for investment rather than sell our residential loans on the secondary market. During the years ended December 31, 2023 and 2022, we originated $337.0 million and $833.6 million and sold $0 and $94.9 million, respectively, in residential mortgage loans. During the year ended December 31, 2021, we originated $1.20 billion and sold $0 in residential mortgage loans.

Consumer and other loans. These loans represent a small portion of our overall portfolio and primarily consists of overdrafts and consumer lines of credit. Consumer loans carry a greater amount of risk and collections are dependent on the borrower’s continuing financial stability and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

As of December 31, 2023, our consumer and other loans totaled $319,000 compared to $216,000 as of December 31, 2022. This compares to $79,000 as of December 31, 2021.

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

Nonperforming loans were $36.9 million at December 31, 2023 compared to $20.2 million at December 31, 2022 and $11.8 million at December 31, 2021. The increase from December 31, 2022 to December 31, 2023 was primarily attributable to a $6.8 million increase in nonaccrual residential real estate loans and a $12.3 million increase in accruing restructured loans, offset by a $3.9 million decrease in commercial real estate loans and a $2.9 million decrease in other real estate owned. The increase from December 31, 2021 to December 31, 2022 was primarily attributable to a $1.2 million increase in nonaccrual commercial real estate loans and a $7.2 million increase in accruing restructured loans. The decrease from December 31, 2020 to December 31, 2021 was primarily attributable to a $2.4 million decrease in nonaccrual residential real estate loans, offset by a $857,000 increase in nonaccrual commercial real estate loans and $342,000 increase in loans past due ninety days or more and still accruing. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2023, 2022 and 2021.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and loan modifications. At December 31, 2023, included in nonaccrual loans were $548,000 of construction and development loans, $991,000 of commercial real estate loans, $1.3 million in commercial and industrial loans and $11.9 million in residential real estate loans. Nonaccrual loans at December 31, 2022 comprised of $4.9 million of commercial real estate loans, $136,000 in commercial and industrial loans and $5.0 million in residential real estate loans. The weighted average LTV of nonaccrual residential real estate loans was approximately 52.8% at December 31, 2023.

	December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Nonaccrual loans	$14,682	$10,065	$8,759	$10,203	$12,236
Past due loans 90 days or more and still accruing	—	180	342	—	—
Accruing restructured loans	22,233	9,919	2,697	2,891	2,459
Total nonperforming loans	36,915	20,164	11,798	13,094	14,695
Other real estate owned	1,466	4,328	3,618	3,844	423
Total nonperforming assets	$38,381	$24,492	$15,416	$16,938	$15,118
Nonperforming loans to gross loans	1.17%	0.66%	0.47%	0.80%	1.26%
Nonperforming assets to total assets	1.10%	0.71%	0.50%	0.89%	0.93%
Allowance for credit losses to nonperforming loans	49.06%	68.88%	143.69%	77.40%	46.54%

Allowance for credit losses

The allowance for credit losses was $18.1 million at December 31, 2023 compared to $13.9 million at December 31, 2022, an increase of $4.2 million, or 30.4%. The increase was due to the CECL adoption during the first quarter of 2023, offset by a decrease in reserves allocated to individually analyzed loans and $764,000 in charge-offs recorded during the year ended December 31, 2023. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

We maintain a reserve for credit losses that consist of two components, the allowance for credit losses (ACL) on funded loans and the ACL for unfunded commitments, The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $315,000 as of December 31, 2023.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of December 31, 2023, included elsewhere in this Annual Report on Form 10-K, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

It is the policy of management to maintain the allowance for credit losses at a level adequate for risks inherent in the loan portfolio. The FDIC and GA DBF also review the allowance for credit losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for credit losses is adequate. However, the loan portfolio can be adversely affected if economic conditions and the real estate market in our market areas were to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased credit losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for loan losses and net charge-offs for the periods presented below:

	December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Balance, beginning of period	$13,888	$16,952	$10,135	$6,839	$6,645
CECL adoption (Day 1) impact	5,055	—	—	—	—
Charge-offs:
Construction and development	—	—	—	—	—
Commercial real estate	455	—	67	109	237
Commercial and industrial	309	390	64	51	14
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	97	525
Total charge-offs	764	390	131	257	776
Recoveries:
Construction and development	—	—	—	—	—
Commercial real estate	5	7	12	10	752
Commercial and industrial	20	81	—	25	—
Residential real estate	—	—	—	—	—
Consumer and other	—	5	7	51	218
Total recoveries	25	93	19	86	970
Net charge-offs/(recoveries)	739	297	112	171	(194)
Provision for credit losses	(92)	(2,767)	6,929	3,467	—
Balance, end of period	$18,112	$13,888	$16,952	$10,135	$6,839
Total loans at end of period	$3,150,961	$3,065,329	$2,511,508	$1,634,939	$1,163,207
Average loans(1)	3,039,361	2,761,195	2,109,249	1,365,129	1,218,219
Net charge-offs to average loans	0.02%	0.01%	0.01%	0.01%	(0.02)%
Allowance for credit losses to total loans	0.57%	0.45%	0.67%	0.62%	0.59%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio as of December 31, 2023.

The following table presents a summary of the allocation of the allowance for credit losses by loan portfolio segment for the periods indicated:

	December 31,
	2023		2022		2021		2020		2019
	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to
(Dollars in thousands)	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans
Construction and Development	$46	0.7%	$124	1.6%	$100	1.6%	$178	2.8%	$131	2.7%
Commercial Real Estate	6,876	22.6	2,811	21.4	4,146	20.7	5,161	29.2	2,320	36.5
Commercial and Industrial	588	2.1	1,326	1.7	4,989	2.9	438	8.4	448	4.6
Residential Real Estate	10,597	74.6	9,626	75.3	7,717	74.8	4,350	59.6	3,457	56.0
Consumer and other	5	—	1	—	—	—	8	—	91	0.2
Unallocated	—	—	—	—	—	—	—	—	392	—
Total allowance for credit losses	$18,112	100.0%	$13,888	100.0%	$16,952	100.0%	$10,135	100.0%	$6,839	100.0%

Investment Securities

Our securities portfolio is the third largest component of our interest earning assets. The portfolio serves the following purposes: (i) to optimize the Bank’s income consistent with the investment portfolio’s liquidity and risk objectives; (ii) to balance market and credit risks of other assets and the Bank’s liability structure; (iii) to profitably deploy funds which are not needed to fulfill loan demand, deposit redemptions or other liquidity purposes; (iv) to provide collateral which the Bank is required to pledge against public funds; and (v) to provide investments for Community Reinvestment Act (CRA) purposes.

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

All of the debt securities in our investment portfolio were classified as available-for-sale as of December 31, 2023. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of U.S. government-sponsored agency securities, home mortgage-backed securities and state and municipal bonds. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of December 31, 2023, 2022 or 2021.

The following table presents the amortized cost and fair value of our available-for-sale securities portfolio as of the dates presented.

	Year Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government entities and agencies	$4,637	$4,637	$5,059	$5,059	$6,949	$6,949
States and political subdivisions	8,072	6,782	8,121	6,403	8,169	8,361
Mortgage-backed GSE residential	8,669	7,074	9,540	7,783	10,562	10,423
Total securities available for sale	$21,378	$18,493	$22,720	$19,245	$25,680	$25,733

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company does not believe that the securities available for sale that were in an unrealized loss position as of December 31, 2023 represent a credit loss impairment.  As of December 31, 2023, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average yields of our investment securities available for sale as of the dates presented. Expected maturities may differ from contractual maturities if borrowers  have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2023
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
Obligations of U.S. Government entities and agencies	$—	—%	$4,637	3.55%	$—	—%	$—	—%	$4,637	3.55%
States and political subdivisions	—	—	845	2.09	376	2.33	5,561	2.18	6,782	2.18
Mortgage-backed GSE residential	736	1.19	1,261	1.47	930	1.85	4,147	1.89	7,074	1.74
Total securities available for sale	$736	1.19%	$6,743	2.97%	$1,306	1.99%	$9,708	2.06%	$18,493	2.55%

We have not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate our interest rate risk.

Equity Securities

As of both December 31, 2023 and December 31, 2022, the Company had equity securities with carrying values totaling $10.3 million. The equity securities consist of our investment in a bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the years ended December 31, 2023, 2022 and 2021, we recognized an unrealized gain of $35,000, an unrealized loss of $1.1 million and an unrealized loss of $114,000, respectively, in net income on our equity securities.

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

Total deposits increased $64.1 million, or 2.4%, to $2.73 billion at December 31, 2023 compared to $2.67 billion at December 31, 2022. As of December 31, 2023, 18.7% of total deposits were comprised of noninterest-bearing demand accounts and 81.3% of interest-bearing deposit accounts compared to 22.9% and 77.1% as of December 31, 2022, respectively. Total deposits increased $403.8 million, or 17.8%, to $2.67 billion at December 31, 2022 compared to $2.26 billion at December 31, 2021.  Our noninterest-bearing demand accounts were 26.2% of total deposits and our interest-bearing deposits accounted for the remaining 73.8% of our deposits as of December 31, 2021.

As of December 31, 2023 and 2022, the Company had estimated uninsured deposits of $730.5 million and $874.7 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Uninsured deposits were 26.5% of total deposits at December 31, 2023 compared to 32.5% at December 31, 2022. As of December 31, 2023, we had $1.21 billion of available borrowing capacity at the Federal Home Loan Bank ($721.1 million), Federal Reserve Discount Window ($446.3 million) and various other financial institutions (fed fund lines totaling $47.5 million).

We had brokered deposits of $766.3 million, or 28.1% of total deposits, at December 31, 2023 compared to $523.7 million, or 19.6% of total deposits, at December 31, 2022 and $425.1 million, or 18.8% of total deposits, at December 31, 2021. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate. These swap agreements are designated as cash flow hedges. As of December 31, 2023, the total amount of deposits tied to the Federal Funds Effective rate was $929.2 million. See Note 10 of our consolidated financial statements as of December 31, 2023, included elsewhere in this Annual Report on Form 10-K, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$555,840	—%	$599,340	—%	$559,797	—%
Interest-bearing demand deposits	132,033	1.70	159,277	0.62	84,502	0.19
Savings and money market deposits	509,443	2.82	695,758	1.21	394,553	0.34
Brokered money market deposits	511,427	5.47	461,465	1.66	360,156	0.11
Time deposits	940,911	3.83	513,867	1.25	499,856	0.41
Total interest-bearing deposits	2,093,814	3.85	1,830,367	1.29	1,339,067	0.29
Total deposits	$2,649,654	3.04%	$2,429,707	0.97%	$1,898,864	0.21%

The following table sets forth the scheduled maturities of time deposits of $250,000 or greater as of December 31, 2023:

(Dollars in thousands)	December 31, 2023
Remaining maturity:
Three months or less	$148,923
Over three through six months	95,782
Over six through twelve months	227,496
Over twelve months	14,697
Total time deposits $250,000 or greater	$486,898

Borrowed Funds

Other than deposits, the Company utilizes FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by our residential real estate loans. At December 31, 2023 and December 31, 2022, we had available borrowing capacity from the FHLB of $721.1 million and $633.6 million, respectively. At December 31, 2023 and 2022, we had $325.0 million and $375.0 million, respectively, of outstanding advances from the FHLB.

The following table provides information related to our FHLB Advances for the periods indicated:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Maximum amount outstanding at any month-end during the period	$425,000	$500,000	$500,000
Balance outstanding at end of period	325,000	375,000	500,000
Average outstanding balance during the period	350,000	368,333	237,500
Weighted average interest rate during the period	3.06%	1.16%	0.26%
Weighted average interest rate at end of period	3.66	1.94	0.12

In addition  to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at December 31, 2023 and 2022. We did not have any advances outstanding under these agreements for any of the periods presented. We also have access to the Federal Reserve’s discount window in the amount of $446.3 million and $28.0 million at December 31, 2023 and 2022, respectively. No discount window borrowings were outstanding as of December 31, 2023 and  2022. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale/brokered deposits and additional borrowings from correspondent banks, FHLB  advances, and the Federal Reserve discount window.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2023 and 2022, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $446.3 million and $28.0 million at December 31, 2023 and 2022, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $604.0 million as of December 31, 2023, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of December 31, 2023 and 2022.

At December 31, 2023 and 2022, we had $325.0 million and $375.0 million, respectively, of outstanding advances from the FHLB. Based on the values of residential mortgage loans pledged as collateral, we had $721.1 million and $633.6 million of additional borrowing availability with the FHLB as of December 31, 2023 and 2022, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2023 and 2022. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2023 and 2022. As of December 31, 2023, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2023 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

					To Be Well Capitalized
			Minimum Capital Required		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$372,482	17.60%	222,188	10.50%	N/A	N/A
Bank	370,459	17.51%	222,181	10.50	211,601	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	354,055	16.73%	179,867	8.50%	N/A	N/A
Bank	352,032	16.64%	179,861	8.50	169,281	8.00%
Common Tier 1 (CET1)
Consolidated	354,055	16.73%	148,125	7.00%	N/A	N/A
Bank	352,032	16.64%	148,121	7.00	137,541	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	354,055	10.20%	138,790	4.00%	N/A	N/A
Bank	352,032	10.15%	138,763	4.00	173,454	5.00%
As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$338,185	16.68%	212,932	10.50%	N/A	N/A
Bank	336,866	16.61%	212,915	10.50	202,777	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	324,297	15.99%	172,374	8.50%	N/A	N/A
Bank	322,978	15.93%	172,360	8.50	162,221	8.00%
Common Tier 1 (CET1)
Consolidated	324,297	15.99%	141,955	7.00%	N/A	N/A
Bank	322,978	15.93%	141,944	7.00	131,805	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	324,297	9.57%	135,485	4.00%	N/A	N/A
Bank	322,978	9.54%	135,446	4.00	169,307	5.00%

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations as of December 31, 2023:

	Payments Due by Period at December 31, 2023
(Dollars in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$1,739,325	$—	$—	$—	$1,739,325
Time deposits	956,685	34,626	301	—	991,612
FHLB advances	—	50,000	275,000	—	325,000
Operating lease liabilities	1,810	3,077	2,166	1,598	8,651
Total contractual obligations	$2,697,820	$87,703	$277,467	$1,598	$3,064,588

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

The following table presents outstanding financial commitments whose contractual amount represents credit risks as of the dates indicated:

	December 31,
(Dollars in thousands)	2023	2022
Commitments to extend credit	$68,083	$62,334
Standby letters of credit	4,908	6,303
Total off-balance sheet commitments	$72,991	$68,637

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2023, 2022 and 2021 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
December 31, 2023	(0.90)%	0.00%	1.50%	7.80%
December 31, 2022	(1.60)%	2.50%	21.60%	12.90%
December 31, 2021	(3.60)%	(1.20)%	(8.70)%	(10.30)%

We also model the impact of rate changes on our Economic Value of Equity, or EVE. We base the modeling of EVE based on interest rate shocks as shocks are considered more appropriate for EVE, which accelerates future interest rate risk into current capital via a present value calculation  of all future cashflows from the bank’s existing inventory of assets and liabilities. Our simulation  model incorporates interest rate shocks of +/- 100, 200, 300 and 400 basis points. The results of the model for rate shakes of +/- 100 and 200 basis points are presented in the table below:

	Economic Value of Equity Sensitivity
(Shock in basis points)	+200	+100	-100	-200
December 31, 2023	(15.00)%	(7.50)%	9.40%	18.60%
December 31, 2022	(11.90)%	(5.90)%	6.90%	13.10%
December 31, 2021	(3.60)%	(0.20)%	(11.90)%	(11.90)%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of MetroCity Bankshares, Inc.

Doraville, Georgia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MetroCity Bankshares, Inc. and subsidiary (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.

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

Atlanta, Georgia

March 11, 2024

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022

Assets:
Cash and due from banks	$142,152	$150,964
Federal funds sold	2,653	28,521
Cash and cash equivalents	144,805	179,485
Equity securities	10,335	10,300
Securities available for sale (at fair value)	18,493	19,245
Loans held for sale	22,267	—
Loans, less allowance for credit losses of $18,112 and $13,888, respectively	3,123,993	3,041,801
Accrued interest receivable	15,125	13,171
Federal Home Loan Bank stock	17,846	17,493
Premises and equipment, net	18,132	14,257
Operating lease right-of-use asset	8,472	8,463
Foreclosed real estate, net	1,466	4,328
SBA and USDA servicing asset, net	7,251	7,085
Mortgage servicing asset, net	1,273	3,973
Bank owned life insurance	70,957	69,130
Interest rate derivatives	31,781	28,781
Other assets	10,627	9,727
Total assets	$3,502,823	$3,427,239

Liabilities:
Deposits:
Non interest-bearing demand	$512,045	$611,991
Interest-bearing	2,218,891	2,054,847
Total deposits	2,730,936	2,666,838

Federal Home Loan Bank advances	325,000	375,000
Other borrowings	—	392
Operating lease liability	8,651	8,885
Accrued interest payable	4,133	2,739
Other liabilities	52,586	23,964
Total liabilities	3,121,306	3,077,818

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,205,506 and 25,169,709 shares issued and outstanding, respectively	252	252
Additional paid-in capital	45,699	45,298
Retained earnings	315,356	285,832
Accumulated other comprehensive income	20,210	18,039
Total shareholders' equity	381,517	349,421
Total liabilities and shareholders' equity	$3,502,823	$3,427,239

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2023	2022	2021
Interest and dividend income:
Loans, including fees	$181,883	$142,815	$107,851
Other investment income	10,767	4,330	885
Federal funds sold	177	75	5
Total interest income	192,827	147,220	108,741

Interest expense:
Deposits	80,607	23,558	3,948
FHLB advances and other borrowings	10,741	4,051	624
Total interest expense	91,348	27,609	4,572

Net interest income	101,479	119,611	104,169

Provision for credit losses	(15)	(2,767)	6,929

Net interest income after provision for loan losses	101,494	122,378	97,240

Noninterest income:
Service charges on deposit accounts	1,918	1,991	1,696
Other service charges, commissions and fees	5,657	9,725	14,437
Gain on sale of residential mortgage loans	—	2,017	—
Mortgage servicing income, net	(193)	(561)	(564)
Gain on sale of SBA loans	3,299	2,068	10,952
SBA servicing income, net	4,796	1,825	5,884
Other income	2,727	1,053	1,284
Total noninterest income	18,204	18,118	33,689

Noninterest expense:
Salaries and employee benefits	29,304	30,502	30,112
Occupancy and equipment	4,893	4,857	5,028
Data processing	1,229	1,095	1,100
Advertising	614	606	541
Other expenses	11,686	12,219	11,529
Total noninterest expense	47,726	49,279	48,310

Income before provision for income taxes	71,972	91,217	82,619
Provision for income taxes	20,359	28,615	20,918
Net income	$51,613	$62,602	$61,701

Earnings per share:
Basic	$2.05	$2.46	$2.41
Diluted	$2.02	$2.44	$2.39

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021

Net income	$51,613	$62,602	$61,701

Other comprehensive income (loss):

Unrealized holding gains (losses) on securities available for sale arising during the period	590	(3,528)	(208)
Net changes in fair value of cash flow hedges	3,428	27,804	(286)
Tax effect	(1,847)	(6,069)	131

Other comprehensive income (loss)	2,171	18,207	(363)

Comprehensive income	$53,784	$80,809	$61,338

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2021	25,674,573	$257	$55,674	$188,705	$195	$244,831
Net income	—	—	—	61,701	—	61,701
Stock based compensation expense	—	—	1,427	—	—	1,427
Vesting of restricted stock	101,472	1	(1)	—	—	—
Repurchase of common stock	(310,809)	(3)	(5,541)	—	—	(5,544)
Other comprehensive loss	—	—	—	—	(363)	(363)
Dividends declared on common stock ($0.46 per share)	—	—	—	(11,829)	—	(11,829)
Balance, December 31, 2021	25,465,236	$255	$51,559	$238,577	$(168)	$290,223
Net income	—	—	—	62,602	—	62,602
Stock based compensation expense	—	—	1,931	—	—	1,931
Vesting of restricted stock	101,097	1	(1)	—	—	—
Repurchase of common stock	(396,624)	(4)	(8,191)	—	—
Other comprehensive income	—	—	—	—	18,207	18,207
Dividends declared on common stock ($0.60 per share)	—	—	—	(15,347)	—	(15,347)
Balance, December 31, 2022	25,169,709	$252	$45,298	$285,832	$18,039	$349,421
Net income	—	—	—	51,613	—	51,613
Stock based compensation expense	—	—	2,421	—	—	2,421
Vesting of restricted stock	136,171	1	(1)	—	—	—
Repurchase of common stock	(100,374)	(1)	(2,019)	—	—	(2,020)
Impact of adoption of new accounting standard, net of tax(1)	—	—	—	(3,801)	—	(3,801)
Other comprehensive income	—	—	—	—	2,171	2,171
Dividends declared on common stock ($0.72 per share)	—	—	—	(18,288)	—	(18,288)
Balance, December 31, 2023	25,205,506	$252	$45,699	$315,356	$20,210	$381,517
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL.

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flow from operating activities:
Net income	$51,613	$62,602	$61,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,687	3,875	2,809
Provision for credit losses	(15)	(2,767)	6,929
Stock based compensation expense	2,421	1,931	1,427
Unrealized (gains) losses recognized on equity securities	(35)	1,086	114
(Gain) loss on sale of foreclosed real estate	(547)	15	108
Writedown of foreclosed real estate	240	—	—
Deferred income tax expense (benefit)	1,010	(2,956)	(3,074)
Proceeds from sales of residential real estate loans	—	96,932	—
Gain on sale of residential mortgages	—	(2,017)	—
Origination of SBA loans held for sale	(73,005)	(32,077)	(127,062)
Proceeds from sales of SBA loans held for sale	76,304	34,145	138,014
Gain on sale of SBA loans	(3,299)	(2,068)	(10,952)
Increase in cash value of bank owned life insurance	(1,827)	(1,693)	(1,131)
Increase in accrued interest receivable	(1,954)	(2,119)	(381)
(Increase) decrease in SBA and USDA servicing rights	(166)	3,149	(591)
Decrease in mortgage servicing rights	2,700	3,774	5,244
(Increase) decrease in other assets	(2,264)	(7,698)	2,705
Increase (decrease) in accrued interest payable	1,394	2,535	(18)
Increase (decrease) in other liabilities	26,842	(21,955)	(10,409)
Net cash flow provided by operating activities	82,099	134,694	65,433

Cash flow from investing activities:
Purchases of equity securities	—	—	(11,500)
Purchases of securities available for sale	—	—	(10,744)
Proceeds from maturities, calls or paydowns of securities available for sale	1,272	2,886	2,851
(Purchase) redemption of Federal Home Loan Bank stock	(353)	2,208	(13,554)
Increase in loans, net	(110,362)	(646,597)	(875,706)
Purchases of premises and equipment	(4,931)	(2,354)	(384)
Proceeds from sales of foreclosed real estate owned	4,109	41	986
Purchase of bank owned life insurance	—	(8,000)	(22,500)
Net cash flow used by investing activities	(110,265)	(651,816)	(930,551)

Cash flow from financing activities:
Increase in deposits, net	64,098	403,818	783,131
Proceeds from Federal Home Loan Bank advances	425,000	525,000	640,000
Repayments of Federal Home Loan Bank advances	(475,000)	(650,000)	(250,000)
Decrease in other borrowings, net	(392)	(67)	(24)
Repurchase of common stock	(2,020)	(8,195)	(5,544)
Dividends paid on common stock	(18,200)	(15,290)	(11,792)
Net cash flow (used by) provided by financing activities	(6,514)	255,266	1,155,771

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021

Net change in cash and cash equivalents	(34,680)	(261,856)	290,653
Cash and cash equivalents at beginning of period	179,485	441,341	150,688

Cash and cash equivalents at end of period	$144,805	$179,485	$441,341

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$22,267	$94,915	$—

Transfer of loan principal to foreclosed real estate, net of write-downs	$940	$766	$868

Initial recognition of operating lease right-of-use assets	$1,570	$1,761	$560

Initial recognition of operating lease liabilities	$1,570	$1,761	$560

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$89,594	$25,074	$4,590

Income taxes	$17,973	$34,311	$23,506

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

As of December 31, 2023, the Company had $29.6 million of restricted cash on deposit with the Federal Reserve Bank obtained from the counterparties of our interest rate derivative products (see Note 10) as collateral for the significant unrealized gains on our interest rate derivatives. This restricted cash amount was included in Cash and Due from Banks. As of December 31, 2022, no cash or cash equivalents balances were restricted.

Investment Securities

Debt securities that management has the intent and ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of the related tax effect. There were no held to maturity or trading securities at December 31, 2023 and 2022.

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

Allowance for Credit Losses – Available for Sale Securities

The impairment model for available for sale (“AFS”) securities differs from the current expected credit loss (“CECL”) approach utilized by held-to-maturity (“HTM”) debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of December 31, 2023, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 below for further details.

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

The Company sometimes sells the guaranteed portion of SBA loans and retains the unguaranteed portion (“retained  interest”). A portion of the premium on sale of SBA loans is recognized as gain on sale of loans at the time of the sale by allocating the carrying amount  between the asset sold and the retained interest, including these servicing assets, based on their relative fair values. The remaining portion of the premium is recorded as a discount on the retained interest and is amortized over the remaining life of the loan as an adjustment to yield. The retained interest, net of any discount, are included in loans, less allowance for credit losses in the accompanying consolidated balance sheets.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal, adjusted for any charge-offs, any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

Interest on commercial, real estate loans and installment loans is credited to income on a daily basis based upon the principal amount outstanding. Loan origination fees, net of certain direct origination costs, are capitalized and recognized as an adjustment of the yield of the related loan.

Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollectible. Consumer loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past-due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated and individually classified loans.

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

Allowance for Credit Losses - Loans

Under the current expected credit loss (“CECL”) model, the allowance for credit losses (“ACL”) on loans is a valuation allowance estimated at each balance sheet date in accordance with GAAP that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans.

The Company estimates the ACL on loans based on the underlying loans’ amortized cost basis, which is the amount at which the loan is originated or acquired, adjusted for applicable accretion or amortization of premium, discount, and net deferred fees or costs, collection of cash, and charge-offs. In the event that collection of principal becomes uncertain, the Company has policies in place to reverse accrued interest in a timely manner. Therefore, the Company has made a policy election to exclude accrued interest from the measurement of ACL.

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

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $315,000 as of December 31, 2023 and is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lesser of the outstanding loan balance or fair value of the property less selling costs at the date of foreclosure establishing a new cost basis. Any write down to fair value at the time of foreclosure is charged to the allowance for credit losses. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Costs of improvements are capitalized, whereas costs relating to holding foreclosed real estate and subsequent adjustment to the value are expensed.

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

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2023 and 2022.

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

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-01 was effective for us on January 1, 2024 and its adoption is not expected to have a significant effect on our consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” This ASU amends the ASC to incorporate certain disclosure requirements from SEC Release No. 33-10532 - Disclosure Update and Simplification that was issued in 2018. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. ASU 2023-06 is not expected to have a significant impact on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. This ASU is effective for us on January 1, 2025, though early adoption is permitted. This ASU is not expected to have a significant impact on our consolidated financial statements.

The Company has further evaluated other Accounting Standards Updates issued during 2023 but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,637	$—	$—	$4,637
States and political subdivisions	8,072	—	(1,290)	6,782
Mortgage-backed GSE residential	8,669	—	(1,595)	7,074
Total	$21,378	$—	$(2,885)	$18,493

	December 31, 2022
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$5,059	$—	$—	$5,059
States and political subdivisions	8,121	—	(1,718)	6,403
Mortgage-backed GSE residential	9,540	—	(1,757)	7,783
Total	$22,720	$—	$(3,475)	$19,245

The amortized costs and estimated fair values of investment securities available for sale at December 31, 2023, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities that are not due at a single maturity are shown separately.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	5,877	5,858
Due after five years but less than ten years	—	—
Due in more than ten years	6,832	5,561
Mortgage-backed GSE residential	8,669	7,074
Total	$21,378	$18,493

Accrued interest receivable for securities available for sale totaled $115,000 and $114,000 as of December 31, 2023 and 2022, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of December 31, 2023, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $13.9 million. There were no securities pledged as of December 31, 2022 to secure borrowing lines, public deposits or repurchase agreements. There were no securities sold during 2023, 2022 and 2021.

Information pertaining to securities with gross unrealized losses at December 31, 2023 and 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	December 31, 2023
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,290	$6,782
Mortgage-backed GSE residential	—	—	1,595	7,074
Total	$—	$—	$2,885	$13,856

	December 31, 2022
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$756	$3,556	$962	$2,847
Mortgage-backed GSE residential	48	541	1,709	7,242
Total	$804	$4,097	$2,671	$10,089

At December 31, 2023, the nineteen securities available for sale (11 municipal securities and 8 mortgage-backed securities) with an unrealized loss have depreciated 17.24% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of December 31, 2023 represent a credit loss impairment.  As of December 31, 2023, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of both December 31, 2023 and 2022, the Company had equity securities with carrying values totaling $10.3 million. The equity securities consist of our investment in a mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the years ended December 31, 2023, 2022 and 2021, we recognized an unrealized gain of $35,000, an unrealized loss of $1.1 million and an unrealized loss of $114,000, respectively, in net income on our equity securities. These unrealized gains/losses are recorded in Other Income on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at December 31, 2023 and 2022 are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Construction and development	$23,262	$47,779
Commercial real estate	711,177	657,246
Commercial and industrial	65,904	53,173
Residential real estate	2,350,299	2,306,915
Consumer and other	319	216
Total loans receivable	3,150,961	3,065,329
Unearned income	(8,856)	(9,640)
Allowance for credit losses	(18,112)	(13,888)
Loans, net	$3,123,993	$3,041,801

In the normal course of business, the Company may sell and purchase loan participations to and from other financial institutions and related parties. Commercial loan participations are sold as needed to comply with the legal lending limits per borrower as imposed by regulatory authorities. The participations are sold without recourse and the Company imposes no transfer or ownership restrictions on the purchaser.

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of December 31, 2023 and 2022, accrued interest receivable for loans totaled $15.0 million and $13.1 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

A summary of changes in the allowance for credit losses by portfolio segment for years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888
Impact of adopting ASU 2016-13	(79)	3,275	(307)	2,166	—	—	5,055
Charge-offs	—	(455)	(309)	—	—	—	(764)
Recoveries	—	5	20	—	—	—	25
Provision	1	1,240	(142)	(1,195)	4	—	(92)
Ending balance	$46	$6,876	$588	$10,597	$5	$—	$18,112

	Year Ended December 31, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Charge-offs	—	—	(390)	—	—	—	(390)
Recoveries	—	7	81	—	5	—	93
Provision	24	(1,342)	(3,354)	1,909	(4)	—	(2,767)
Ending balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888

	Year Ended December 31, 2021
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$178	$5,161	$438	$4,350	$8	$—	$10,135
Charge-offs	—	(67)	(64)	—	—	—	(131)
Recoveries	—	12	—	—	7	—	19
Provision	(78)	(960)	4,615	3,367	(15)	—	6,929
Ending balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952

Prior to the adoption of ASU 2016-13 on January 1, 2023, the Company calculated the allowance for credit losses under the incurred loss methodology. The following tables present, by portfolio segment, the balance in the allowance for credit losses disaggregated on the basis of the Company’s impairment measurement method and the related unpaid principal balance in loans as of December 31, 2022.

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

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of December 31, 2023, there were $11.9 million, $2.8 million and $4,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of December 31, 2023 was $282,000.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of December 31, 2023 and 2022:

				Accruing	Total
(Dollars in thousands)		30-59 Days	60-89 Days	Greater than	Accruing
December 31, 2023	Current	Past Due	Past Due	90 Days	Past Due	Nonaccrual	Total Loans
Construction and development	$22,568	$—	$—	$—	$—	$548	$23,116
Commercial real estate	702,564	3,752	1,005	—	4,757	991	708,312
Commercial and industrial	64,103	112	101	—	213	1,286	65,602
Residential real estate	2,315,285	15,073	2,541	—	17,614	11,857	2,344,756
Consumer and other	319	—	—	—	—	—	319
Total	$3,104,839	$18,937	$3,647	$—	$22,584	$14,682	$3,142,105

				Accruing	Total
(Dollars in thousands)		30-59 Days	60-89 Days	Greater than	Accruing
December 31, 2022	Current	Past Due	Past Due	90 Days	Past Due	Nonaccrual	Total Loans
Construction and development	$47,567	$—	$—	$—	$—	$—	$47,567
Commercial real estate	649,552	354	—	—	354	4,892	654,798
Commercial and industrial	52,485	310	—	180	490	136	53,111
Residential real estate	2,282,089	8,882	3,989	—	12,871	5,037	2,299,997
Consumer and other	216	—	—	—	—	—	216
Total	$3,031,909	$9,546	$3,989	$180	$13,715	$10,065	$3,055,689

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of December 31, 2023:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2023	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$548	$548
Commercial real estate	234	757	991
Commercial and industrial	—	1,286	1,286
Residential real estate	—	11,857	11,857
Total	$234	$14,448	$14,682

All payments received while a loan is on nonaccrual status are applied against the principal balance of the loan. The Company does not recognize interest income while loans are on nonaccrual status.

Credit Quality Indicators

The Company utilizes a ten grade loan rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in these categories have low to average risk. There are six loan risk ratings (grades 1- 6) included in loans rated Pass.
●	Loans rated Special Mention (grade 7) – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but does possess deficiencies deserving close attention.
●	Loans rated Substandard (grade 8) – Loans are inadequately protected by the current sound worth and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful (grade 9) – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss (grade 10) – Loans classified Loss are considered uncollectible and such little value that there continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of December 31, 2023. There were no loans with a risk rating of Doubtful or Loss at December 31, 2023.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total Loans
Construction and development
Pass	$7,715	$13,273	$134	$1,187	$—	$259	$—	$22,568
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	548	—	—	—	—	548
Total construction and development	$7,715	$13,273	$682	$1,187	$—	$259	$—	$23,116
Commercial real estate
Pass	$157,572	$197,590	$104,480	$80,124	$34,147	$115,147	$4,240	$693,300
Special Mention	—	—	—	1,925	—	—	—	1,925
Substandard	—	590	—	233	7,681	4,583	—	13,087
Total commercial real estate	$157,572	$198,180	$104,480	$82,282	$41,828	$119,730	$4,240	$708,312

Commercial real estate:
Current period gross write offs	$—	$—	$224	$—	$—	$231	$—	$455

Commercial and industrial
Pass	$16,411	$13,324	$4,595	$3,192	$2,353	$3,141	$19,315	$62,331
Special Mention	—	—	—	—	211	1,201	—	1,412
Substandard	—	—	1,282	352	205	20	—	1,859
Total commercial and industrial	$16,411	$13,324	$5,877	$3,544	$2,769	$4,362	$19,315	$65,602

Commercial and industrial:
Current period gross write offs	$—	$—	$142	$—	$79	$88	$—	$309

Residential real estate
Pass	$300,773	$717,527	$833,840	$284,535	$60,356	$134,859	$—	$2,331,890
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	357	1,421	2,474	1,382	7,232	—	12,866
Total residential real estate	$300,773	$717,884	$835,261	$287,009	$61,738	$142,091	$—	$2,344,756
Consumer and other
Pass	$319	$—	$—	$—	$—	$—	$—	$319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$319	$—	$—	$—	$—	$—	$—	$319

Total loans	$482,790	$942,661	$946,300	$374,022	$106,335	$266,442	$23,555	$3,142,105

During the year ended December 31, 2023, five construction and development revolving loans totaling $30.1 million were converted to commercial real estate term loans.

The following table presents the Company’s loan portfolio by risk rating as of December 31, 2022:

	Construction
(Dollars in thousands)	and	Commercial	Commercial	Residential	Consumer
December 31, 2022	Development	Real Estate	and Industrial	Real Estate	and Other	Total Loans
Rating:
Pass	$47,567	$628,165	$48,848	$2,292,568	$216	$3,017,364
Special Mention	—	3,677	3,897	—	—	7,574
Substandard	—	22,956	366	7,429	—	30,751
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$47,567	$654,798	$53,111	$2,299,997	$216	$3,055,689

Loan Modifications to Borrowers Experiencing Financial Difficulty

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023. None of the loan modifications below were past due or on nonaccrual status as of December 31, 2023.

			Interest
(Dollars in thousands)	Term	Payment	Rate		% of Total
Year Ended December 31, 2023	Extension	Deferral	Reduction	Total	Loans
Construction and development	$—	$—	$—	$—	—%
Commercial real estate	—	—	12,347	12,347	1.74
Commercial and industrial	—	352	—	352	0.53
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$352	$12,347	$12,699	0.42%

The following table presents the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023.

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Year Ended December 31, 2023	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	—	3.62
Commercial and industrial	—	16	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$16	3.62%

No loan modifications made to borrowers experiencing financial difficulty defaulted during the year ended December 31, 2023. No charge-offs of previously modified loans were recorded during the year ended December 31, 2023.

Related Party Loans:

The Company conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2023 or 2022.

The following table summarizes aggregate loan transactions with related parties for the years ended December 31, 2023 and 2022:

	December 31,
(Dollars in thousands)	2023	2022
Beginning balance	$4,113	$8,327
New loans and principal advances	—	—
Repayments	(120)	(4,214)
Transactions due to changes in related parties	—	—
Ending balance	$3,993	$4,113

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Land	$2,604	$2,604
Building	7,703	7,703
Leasehold improvements	4,354	4,011
Furniture, fixtures and equipment	4,758	3,870
Computer equipment	2,230	1,994
Computer software	861	844
Construction in process	5,605	2,224
Premises and equipment, gross	28,115	23,250
Accumulated depreciation	(9,983)	(8,993)
Premises and equipment, net	$18,132	$14,257

Depreciation expense for premises and equipment totaled $1.1 million, $1.2 million and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE 5 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through October 2033. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (ROU) asset and lease liability. None of our leases included options to terminate the lease and none had initial terms of 12 months or less (i.e. short-term leases). Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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

The components of lease cost for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$1,990	$1,995	$2,158
Variable lease cost	179	164	188
Short-term lease cost	—	—	—
Sublease income	—	—	—
Total net lease cost	$2,169	$2,159	$2,346

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Year Ended :	Lease Liability
December 31, 2024	$2,081
December 31, 2025	1,849
December 31, 2026	1,605
December 31, 2027	1,344
December 31, 2028	1,020
After December 31, 2028	1,745
Total lease payments	9,644
Less: interest discount	(993)
Present value of lease liabilities	$8,651

(Dollars in thousands)
Supplemental Lease Information	December 31, 2023
Weighted-average remaining lease term (years)	6.0
Weighted-average discount rate	3.55%

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$2,071	$1,859
Operating cash flows from operating leases (lease liability reduction)	$1,801	$1,598
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$1,570	$1,761

The Company signed an agreement to lease space in Norcross, Georgia with an entity in which the Chairman of the Company serves as a managing member. The lease is a five year non-cancellable lease which expires in September 2028. During the years ended December 31, 2023, 2022 and 2021, $162,000, $150,000 and $159,000, respectively, in rents were paid under this lease. Management believes the terms of this lease are no less favorable to the Company than would have been achieved with an unaffiliated third party.

NOTE 6 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of December 31, 2023 and 2022, the unpaid principal balances of serviced loans totaled $508.0 million and $465.1 million, respectively.

Activity for SBA and USDA loans servicing rights are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2023	2022	2021
Beginning of period	$7,038	$10,091	$9,488
Change in fair value	213	(3,053)	603
End of period, fair value	$7,251	$7,038	$10,091

Fair value at December 31, 2023 and 2022 was determined using discount rates ranging from 8.66% to 14.73% and 8.21% to 19.30%, respectively, and prepayment speeds ranging from 7.29% to 20.23% and 13.12% to 17.60%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

The aggregate fair market value of the interest only strips included in SBA servicing assets was $0 and $47,000 at December 31, 2023 and 2022, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at December 31, 2023 and 2022 was $443.1 million and $526.7 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	Years Ended December 31,
Mortgage loan servicing rights:	2023	2022	2021
Beginning of period	$3,973	$7,747	$12,991
Additions	—	760	—
Amortization expense	(2,700)	(4,697)	(5,722)
Valuation allowance	—	163	478
End of period, carrying value	$1,273	$3,973	$7,747

(Dollars in thousands)	Years Ended December 31,
Valuation allowance:	2023	2022	2021
Beginning balance	$—	$163	$641
Additions expensed	—	—	602
Reductions credited to operations	—	(163)	(1,080)
Direct write-downs	—	—	—
Ending balance	$—	$—	$163

The fair value of servicing rights was $6.3 million and $7.2 million at December 31, 2023 and 2022, respectively. Fair value at December 31, 2023 was determined by using a discount rate of 13.04%, prepayment speeds of 16.16%, and a weighted average default rate of 1.49%. Fair value at December 31, 2022 was determined by using a discount rate of 12.56%, prepayment speeds of 18.63%, and a weighted average default rate of 1.29%.

NOTE 8 – DEPOSITS

Deposit account balances as of December 31, 2023 and 2022 are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Noninterest-bearing demand deposits	$512,045	$611,991
NOW accounts and savings	139,742	168,675
Money market	321,225	553,077
Brokered money market	766,312	523,687
Time deposits less than $250,000	504,714	417,775
Time deposits $250,000 or greater	486,898	391,633
Total deposits	$2,730,936	$2,666,838

Maturities of time deposits at December 31, 2023 are summarized as follows:

(Dollars in thousands)
Year Ended December 31,
2024	$956,685
2025	34,377
2026	249
2027	242
2028	59
Total time deposits	$991,612

At December 31, 2023 and 2022, overdraft demand deposits reclassified to loans totaled $319,000 and $216,000, respectively.

The Company held related party deposits of approximately $10.2 million and $9.2 million at December 31, 2023 and 2022, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at December 31, 2023 and 2022 are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Convertible advance maturing February 13, 2026; fixed rate of 4.184%	$50,000	$—
Convertible advance maturing October 26, 2027; fixed rate of 3.53%	—	25,000
Convertible advance maturing January 25, 2028; fixed rate of 3.243%	50,000	—
Convertible advance maturing February 14, 2028; fixed rate of 3.625%	25,000	—
Convertible advance maturing June 23, 2028; fixed rate of 3.655%	50,000	—
Convertible advance maturing November 8, 2028; fixed rate of 3.607%	50,000	—
Convertible advance maturing November 8, 2028; fixed rate of 3.745%	50,000	—
Convertible advance maturing November 14, 2028; fixed rate of 3.519%	50,000	—
Convertible advance maturing June 16, 2032; fixed rate of 1.905%	—	50,000
Convertible advance maturing June 23, 2032; fixed rate of 1.950%	—	100,000
Convertible advance maturing August 6, 2032; fixed rate of 1.892%	—	100,000
Convertible advance maturing October 26, 2032; fixed rate of 3.025%	—	25,000
Convertible advance maturing May 12, 2037; fixed rate of 1.135%	—	75,000
Total FHLB advances	$325,000	$375,000

The FHLB advances outstanding at December 31, 2023 all have a conversion feature that allows the FHLB to call the advances every three months ($100.0 million), six months ($50.0 million) or one year ($175.0 million). At December 31,

2023 and 2022, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.05 billion and $1.01 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.32 billion and $2.29 billion at December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company had unsecured federal funds lines available with various financial institutions of approximately $47.5 million. These lines have various terms, rates and maturities. There were no advances outstanding on these lines at December 31, 2023 or 2022.

As of December 31, 2023 and 2022, the Company had Federal Reserve Discount Window funds available of approximately $433.2 million and $10.0 million, respectively, with no amounts outstanding at either date. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans totaling $604.0 million and $32.6 million as of December 31, 2023 and 2022, respectively.

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

The sold portion of SBA loans that satisfies at least one of the above provisions are considered secured borrowings and are included in other borrowings. Secured borrowings at December 31, 2023 and 2022 were $0 and $392,000, respectively.

NOTE 10 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements begin in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements begin in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $29.7 million and $26.7 million and an unrealized loss of $476,000 and $779,000 at December 31, 2023 and December 31, 2022, respectively. These unrealized gains and losses are recorded in Interest Rate Derivatives and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began on November 2023. The interest rate cap was designated as a cash flow hedge of our money market deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception ($619,000) is amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $2.1 million at both December 31, 2023 and 2022 and is recorded in Interest Rate Derivatives on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At December

31, 2023, the Company had $29.6 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Notional Amounts	$800,000	$800,000
Weighted-average pay rate	2.28%	2.28%
Weighted-average receive rate	5.03%	1.68%
Weighted-average maturity	4.2 years	4.2 years
Weighted-average remaining maturity	2.4 years	3.4 years
Net interest income (expense)	$5,246	$(163)

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Notional Amounts	$50,000	$50,000
Rate Cap Premiums	$350	$474
Cap Rate	2.50%	2.50%
Weighted-average maturity	5.0 years	5.0 years
Weighted-average remaining maturity	2.8 years	3.8 years
Net interest income (expense)	$139	$(124)

NOTE 11 – INCOME TAXES

The components of income tax expense for the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Current tax provision:
Federal	$13,522	$18,167	$18,914
State	5,827	13,404	5,078
Total current tax provision	19,349	31,571	23,992
Deferred tax provision:
Federal	414	(1,482)	(2,246)
State	596	(1,474)	(828)
Total deferred tax provision (benefit)	1,010	(2,956)	(3,074)
Total provision for income taxes	$20,359	$28,615	$20,918

The following table presents a reconciliation of the recorded provision for income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Years Ended December 31,
	2023		2022		2021
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$15,102	21.0%	$19,156	21.0%	$17,350	21.0%
Differences resulting from:
State income taxes, net of federal benefit	5,074	7.1	9,425	10.3	3,262	3.9
Permanent book to tax differences	153	0.2	147	0.2	183	0.2
Other items, net	30	0.0	(113)	(0.1)	123	0.2
Provision for income taxes	$20,359	28.3%	$28,615	31.4%	$20,918	25.3%

At December 31, 2023 and 2022, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$5,551	$4,104
Nonaccrual interest	69	44
Deferred loan fees	2,668	2,849
Lease liabilities under operating leases	2,606	2,626
Unrealized losses on securities available for sale	808	869
Other	843	1,588
Total gross deferred tax assets	12,545	12,080
Deferred tax liabilities:
Deferred mortgage servicing fees	(192)	(587)
Deferred SBA servicing fees	(2,184)	(2,080)
Premises and equipment	(347)	(264)
Right-of-use assets under operating leases	(2,552)	(2,501)
Interest rate derivatives	(8,667)	(6,882)
Other	(864)	(1,377)
Total gross deferred tax liabilities	(14,806)	(13,691)
Net deferred tax liabilities	$(2,261)	$(1,611)

For the year ended December 31, 2021, the Company’s income tax provision is impacted by the CARES Act and therefore, the applicable items have been taken into account, including the permitted delay in deposit of payroll taxes.  There is no impact to the Company’s income tax provision for the year ended December 31, 2023 or 2022.

During the year ended December 31, 2022, the Company purchased $12.0 million of Georgia Low Income Housing Credits. These tax credits will be utilized to reduce the Company’s Georgia income tax liability. The Company utilized approximately $1.2 million of the tax credits in 2022 and expects to use $0.3 million of the tax credits in 2023 and the remaining $10.5 million will be utilized against the Company’s Georgia income tax liability for the 2024 through 2027 tax years. The $10.5 million of remaining tax credits are recorded in Other Assets on the Consolidated Balance Sheets at December 31, 2023.

During the year ended December 31, 2022, the Company settled a New York State corporate income/franchise tax examination for the tax years ended December 31, 2017, 2018, and 2019. As a result of this audit, the Company recognized $1.8 million of income tax expense in 2022 for additional taxes and interest due to New York State, as well as New York City.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Management believes no valuation allowance is necessary against deferred tax assets as of December 31, 2023.

For the years ended December 31, 2023 and 2022, management believes there are no material amounts of uncertain tax position. Additionally, there were no amounts of interest and penalties recognized for uncertain tax positions in the consolidated balance sheets as of December 31, 2023 or 2022 or on the consolidated statements of income for the years ended December 31, 2023, 2022 or 2021. The Company and its subsidiary are subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2020.

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At December 31, 2023, 240,000 stock options had been granted and 774,437 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2023, 2022 and 2021. A summary of stock option activity for the years ended December 31, 2023, 2022 and 2021 is presented below:

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2021	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2021	240,000	$12.70	6.55	$3,559
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2022	240,000	$12.70	5.55	$2,143
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2023	240,000	$12.70	4.55	$2,717

During the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense for stock options of $0, $0 and $238,000, respectively. As of December 31, 2023 and 2022, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the years ended December 31, 2023, 2022 and 2021 is presented below:

	Years Ended December 31,
	2023		2022		2021
		Weighted		Weighted		Weighted
		Average Grant-		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested shares at beginning of year	177,399	$17.95	134,703	$13.86	169,779	$11.52
Granted	188,993	16.43	143,793	20.31	66,396	17.21
Vested	(136,171)	16.25	(101,097)	15.86	(101,472)	12.14
Forfeited	—	—	—	—	—	—
Nonvested shares at end of year	230,221	$17.71	177,399	$17.95	134,703	$13.86

During the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense for restricted stock of $2.4 million, $1.9 million and $1.2 million, respectively. As of December 31, 2023 and 2022, there was $3.0 million and $2.3 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of December 31, 2023, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.1 years. The grant date fair value of shares vested during the years ended December 31, 2023 and 2022 was $2.2 million and $1.6 million, respectively.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains/losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated comprehensive income (loss) balances, net of tax, as of December 31, 2023, 2022 and 2021.

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2022	$(2,606)	$20,645	$18,039
Current year changes, net of tax	529	1,642	2,171
Balance, December 31, 2023	$(2,077)	$22,287	$20,210

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2021	$40	$(208)	$(168)
Current year changes, net of tax	(2,646)	20,853	18,207
Balance, December 31, 2022	$(2,606)	$20,645	$18,039

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)

Balance, December 31, 2020	$195	$—	$195
Current year changes, net of tax	(155)	(208)	(363)
Balance, December 31, 2021	$40	$(208)	$(168)

NOTE 14 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands except per share data)	2023	2022	2021
Basic earnings per share
Net Income	$51,613	$62,602	$61,701

Weighted average common shares outstanding	25,205,489	25,409,654	25,572,005

Basic earnings per common share	$2.05	$2.46	$2.41

Diluted earnings per share
Net Income	$51,613	$62,602	$61,701

Weighted average common shares outstanding for basic earnings per common share	25,205,489	25,409,654	25,572,005
Add: Dilutive effects of restricted stock and options	313,027	279,042	216,776

Average shares and dilutive potential common shares	25,518,516	25,688,696	25,788,781

Diluted earnings per common share	$2.02	$2.44	$2.39

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the years ended December 31, 2023, 2022 and 2021.

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent 1.2% or less of total revenues in the years ended December 31, 2023, 2022 and 2021.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the years ended December 31, 2023, 2022 and 2021.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of and December 31, 2023 and 2022 include:

	December 31,
(Dollars in thousands)	2023	2022
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$68,083	$62,334
Standby letters of credit	$4,908	$6,303

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $68.1 million of unused lines of credit and $4.9 million to make loans as of December 31, 2023. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of December 31, 2023 and 2022 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	December 31, 2023
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,637	$—	$—	$4,637
States and political subdivisions	6,782	—	6,782	—
Mortgage-backed GSE residential	7,074	—	7,074	—
Total securities available for sale	18,493	—	13,856	4,637

Equity securities	10,335	10,335	—	—
SBA servicing asset	7,251	—	—	7,251
Interest rate derivatives	31,781	—	31,781	—
	$67,860	$10,335	$45,637	$11,888
Nonrecurring fair value measurements:
Collateral-dependent loans	1,526	—	—	1,526	(148)
Foreclosed real estate, net	526	—	—	526	(239)
	$2,052	$—	$—	$2,052	$(387)

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$476	$—	$476	$—

	December 31, 2022
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$5,059	$—	$—	$5,059
States and political subdivisions	6,403	—	6,403	—
Mortgage-backed GSE residential	7,783	—	7,783	—
Total securities available for sale	19,245	—	14,186	5,059

Equity securities	10,300	10,300	—	—
SBA servicing asset	7,038	—	—	7,038
Interest only strip	47	—	—	47
Interest rate derivatives	28,781	—	28,781	—
	$65,411	$10,300	$42,967	$12,144
Nonrecurring fair value measurements:
Impaired loans	$1,045	$—	$—	$1,045	$229

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$779	$—	$779	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023, 2022 and 2021:

	Obligations of	SBA
	U.S. Government	Servicing	Interest Only
(Dollars in thousands)	Entities and Agencies	Asset	Strip	Liabilities

Fair value, January 1, 2023	$5,059	$7,038	$47	$—
Total gain (loss) included in income	—	213	(47)	—
Settlements	—	—	—	—
Prepayments/paydowns	(422)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2023	$4,637	$7,251	$—	$—

Fair value, January 1, 2022	$6,949	$10,091	$143	$—
Total loss included in income	—	(3,053)	(96)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,890)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2022	$5,059	$7,038	$47	$—

Fair value, January 1, 2021	$9,306	$9,488	$155	$—
Total gain (loss) included in income	—	603	(12)	—
Settlements	—	—	—	—
Prepayments/paydowns	(2,357)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2021	$6,949	$10,091	$143	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at December 31, 2023 and 2022:

	Valuation	Unobservable	General
	Technique	Input	Range
December 31, 2023
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	4%-6%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	7.29%-20.23%
		Discount rate	8.66%-14.73%
Nonrecurring:
Collateral-dependent loans	Appraisal value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraisal value less estimated selling costs	Estimated selling costs	6%

December 31, 2022
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	3%-5%
SBA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	13.12%-17.60%
		Discount rate	8.21%-19.30%
Nonrecurring:
Impaired loans	Appraisal value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022 are as follows:

	Carrying	Estimated Fair Value at December 31, 2023
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$144,805	$—	$144,805	$—	$144,805
Investment securities	28,828	10,335	13,856	4,637	28,828
Federal Home Loan Bank stock	17,846	—	—	—	N/A
Loans held for sale	22,267	—	22,267	—	22,267
Loans, net	3,123,993	—	—	2,982,789	2,982,789
Accrued interest receivable	15,125	—	101	15,024	15,125
SBA servicing assets	7,251	—	—	7,251	7,251
Mortgage servicing assets	1,273	—	—	6,344	6,344
Interest rate derivatives	31,781	—	31,781	—	31,781
Financial Liabilities:
Deposits	2,730,936	—	2,729,024	—	2,729,024
Federal Home Loan Bank advances	325,000	—	322,075	—	322,075
Accrued interest payable	4,133	—	4,133	—	4,133
Interest rate derivatives	476	—	476	—	476

	Carrying	Estimated Fair Value at December 31, 2022
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$179,485	$—	$179,485	$—	$179,485
Investment securities	29,545	10,300	14,186	5,059	29,545
Federal Home Loan Bank stock	17,493	—	—	—	N/A
Loans, net	3,041,801	—	—	2,999,520	2,999,520
Accrued interest receivable	13,171	—	98	13,073	13,171
SBA servicing assets	7,038	—	—	7,038	7,038
Interest only strips	47	—	—	47	47
Mortgage servicing assets	3,973	—	—	7,209	7,209
Interest rate derivatives	28,781	—	28,781	—	28,781
Financial Liabilities:
Deposits	2,666,838	—	2,658,837	—	2,658,837
Federal Home Loan Bank advances	375,000	—	376,575	—	376,575
Other borrowings	392	—	392	—	392
Accrued interest payable	2,739	—	2,739	—	2,739
Interest rate derivatives	779	—	779	—	779

NOTE 18 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Under the Basel III rules, the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. Management believes as of December 31, 2023, the Company and Bank meets all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts (in thousands) and ratios of the Company and Bank are presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$372,482	17.60%	222,188	10.5%	N/A	N/A
Bank	370,459	17.51%	222,181	10.5	211,601	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	354,055	16.73%	179,867	8.5%	N/A	N/A
Bank	352,032	16.64%	179,861	8.5	169,281	8.0%
Common Tier 1 (CET1)
Consolidated	354,055	16.73%	148,125	7.0%	N/A	N/A
Bank	352,032	16.64%	148,121	7.0	137,541	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	354,055	10.20%	138,790	4.0%	N/A	N/A
Bank	352,032	10.15%	138,763	4.0	173,454	5.0%
As of December 31, 2022
Total Capital (to Risk Weighted Assets)
Consolidated	$338,185	16.68%	212,932	10.5%	N/A	N/A
Bank	336,866	16.61%	212,915	10.5	202,777	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	324,297	15.99%	172,374	8.5%	N/A	N/A
Bank	322,978	15.93%	172,360	8.5	162,221	8.0%
Common Tier 1 (CET1)
Consolidated	324,297	15.99%	141,955	7.0%	N/A	N/A
Bank	322,978	15.93%	141,944	7.0	131,805	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	324,297	9.57%	135,485	4.0%	N/A	N/A
Bank	322,978	9.54%	135,446	4.0	169,307	5.0%

The sole source of funds available to pay stockholder dividends is from the Company’s earnings. Bank regulatory authorities impose restrictions on the amount of dividends that may be declared by the Company. Further restrictions could result from a review by regulatory authorities of the Company’s capital adequacy. For the years ended December 31, 2023, 2022 and 2021, $18.3 million, $15.3 million and $11.8 million in common dividends were declared and paid, respectively. During 2023, the Bank could, without prior approval, declare dividends of approximately $25.9 million.

NOTE 19 – OTHER EXPENSES

Significant components of other expenses for the years ended December 31, 2023, 2022, and 2021 are as follows:

	December 31,
(Dollars in thousands)	2023	2022	2021
Miscellaneous loan related	$1,648	3,052	3,223
FDIC insurance	1,583	1,226	956
Professional fees	1,522	1,307	1,058
Bank security	913	1,037	1,084
Phone and data service	830	1,052	816
Director fees	617	565	455
Other	4,573	3,980	3,937
Total other expenses	$11,686	12,219	$11,529

NOTE 20 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Financial statements of MetroCity Bankshares, Inc. (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2023	2022
Assets:
Cash and due from banks*	$2,416	$1,625
Investment in bank subsidiary*	379,494	348,102
Other assets	8	7
Total assets	$381,918	$349,734

Liabilities:
Accrued expenses and other liabilities	$401	$313
Total liabilities	401	313
Shareholders' equity:
Preferred stock	—	—
Common stock	252	252
Additional paid-in-capital	45,699	45,298
Retained earnings	315,356	285,832
Accumulated other comprehensive (loss) income	20,210	18,039
Total shareholders' equity	381,517	349,421
Total liabilities shareholders' equity	$381,918	$349,734

*  Eliminated in consolidation.

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Income:
Dividends receive from bank subsidiary*	$21,287	$15,347	$11,829
Interest income*	20	43	46
Total income	21,307	15,390	11,875
Expenses:
Intercompany expenses*	108	108	107
Other expenses	187	178	181
Total expenses	295	286	288
Income before taxes and equity in undistributed income of subsidiary	21,012	15,104	11,587
Income tax expense	—	93	—
Income before equity in undistributed income of subsidiary	21,012	15,011	11,587
Equity in undistributed income of subsidiary*	30,601	47,591	50,114
Net Income	$51,613	$62,602	$61,701

*  Eliminated in consolidation.

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$51,613	$62,602	$61,701
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(30,601)	(47,591)	(50,114)
(Increase) decrease in other assets	(1)	366	7
(Decrease) increase in accrued expenses and other liabilities	—	(269)	2
Net cash provided by operating activities	21,011	15,108	11,596

Cash flows from operating activities:
Net cash (used) provided by investing activities	—	—	—

Cash flows from financing activities:
Repurchase of common stock	(2,020)	(8,195)	(5,544)
Dividends paid on common stock	(18,200)	(15,290)	(11,792)
Net cash used by financing activities	(20,220)	(23,485)	(17,336)
Net decrease in cash and cash equivalents	791	(8,377)	(5,740)
Cash and cash equivalents, beginning of year	1,625	10,002	15,742
Cash and cash equivalents, end of year	$2,416	$1,625	$10,002

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment management has determined that, as of December 31, 2023, the Company’s internal control over financial reporting is effective based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal  control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

Item 9B. Other Information

During the fourth quarter of 2023, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Annual Report will be under the headings “Proposal 1—Election of Directors,” “Current Executive Officers,” “Corporate Governance and the Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this Annual Report will be under the headings “Executive Compensation and Other Matters” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2023 regarding stock-based compensation awards outstanding and available for future grants under the Company’s equity compensation plans.

	(A)	(B)	(C)
Number of
Securities Remaining
	Number of		Available for Future
	Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price	Compensation Plans
	of Outstanding	of Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (A))
Equity compensation plans approved by shareholders	240,000	$12.70	1,356,838
Equity compensation plans not approved by shareholders	—	—	—
Total	240,000	12.70	1,356,838

The remaining information required in Part III, Item 12 of this Annual Report will be under the heading “Beneficial Ownership of the Company’s Common Stock by Management and Principal Shareholders of the Company” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 of this Annual Report will be under the headings “Certain Relationships and Related Person Transactions” and “Corporate Governance and the Board of Directors” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required in Part III, Item 14 of this Annual Report will be under the heading “Proposal 2 – Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Company’s definitive proxy statement for the 2024 Annual Meeting of Shareholders, incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements (Part II - Item 8. Financial Statements and Supplementary Data):

(i)   Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

(ii)  Consolidated Balance Sheets at December 31, 2023 and 2022

(iii) Consolidated Statements of Income for the Years Ended December 31, 2023, 2022 and 2021

(iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2021 and 2021

(v)  Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2023, 2022 and 2021

(vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

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

10.5	MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*
21.1	Subsidiaries of MetroCity Bankshares, Inc.
23.1	Consent of Crowe LLP
24.1	Power of Attorney contained on the signature pages of this 2022 Annual Report on Form 10-K and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Incentive Compensation Recovery (“Clawback”) Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page has been formatted in Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101

*  Management contract or compensatory plan or arrangement

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: March 11, 2024	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2024	By:	/s/ Lucas Stewart
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

Signature	Title	Date

/s/ Nack Y. Paek	Chairman; Chief Executive Officer	March 11, 2024
Nack Y. Paek	(principal executive officer)

/s/ Farid Tan	President and Director	March 11, 2024
Farid Tan

/s/ Frank Glover	Director	March 11, 2024
Frank Glover

/s/ William J. Hungeling	Director	March 11, 2024
William J. Hungeling

/s/ Howard Hwasaeng Kim	Director	March 11, 2024
Howard Hwasaeng Kim

/s/ Francis Lai	Director	March 11, 2024
Francis Lai

/s/ Don Leung	Director	March 11, 2024
Don Leung

/s/ Feiying Lu	Director	March 11, 2024
Feiying Lu

/s/ Young Park	Director	March 11, 2024
Young Park

/s/ Ajit Patel	Director	March 11, 2024
Ajit Patel

/s/ Frank S. Rhee	Director	March 11, 2024
Frank S. Rhee

/s/ Sam Sang-Koo Shim	Director	March 11, 2024
Sam Sang-Koo Shim