Form 10-Q
period 2024-03-31
MetroCity Bankshares, Inc.
filed 2024-05-07
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 25,205,506 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

March 31, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets:
Cash and due from banks	$254,331	$142,152
Federal funds sold	4,505	2,653
Cash and cash equivalents	258,836	144,805
Equity securities	10,288	10,335
Securities available for sale	18,057	18,493
Loans held for sale	72,610	22,267
Loans, less allowance for credit losses of $17,982 and $18,112, respectively	3,097,889	3,123,993
Accrued interest receivable	15,686	15,125
Federal Home Loan Bank stock	19,063	17,846
Premises and equipment, net	18,081	18,132
Operating lease right-of-use asset	8,030	8,472
Foreclosed real estate, net	1,452	1,466
SBA and USDA servicing asset	7,611	7,251
Mortgage servicing asset, net	937	1,273
Bank owned life insurance	71,492	70,957
Interest rate derivatives	38,682	31,781
Other assets	8,505	10,627
Total assets	$3,647,219	$3,502,823

Liabilities:
Deposits:
Non-interest-bearing demand	$546,760	$512,045
Interest-bearing	2,267,098	2,218,891
Total deposits	2,813,858	2,730,936

Federal Home Loan Bank advances	350,000	325,000
Operating lease liability	8,189	8,651
Accrued interest payable	3,059	4,133
Other liabilities	75,509	52,586
Total liabilities	$3,250,615	$3,121,306

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,205,506 shares issued and outstanding as of March 31, 2024 and December 31, 2023	252	252
Additional paid-in capital	46,105	45,699
Retained earnings	324,900	315,356
Accumulated other comprehensive income	25,347	20,210
Total shareholders' equity	396,604	381,517
Total liabilities and shareholders' equity	$3,647,219	$3,502,823

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Interest and dividend income:
Loans, including fees	$50,117	$43,982
Other investment income	2,211	1,939
Federal funds sold	30	44
Total interest income	52,358	45,965

Interest expense:
Deposits	22,105	17,376
FHLB advances and other borrowings	3,168	2,356
Total interest expense	25,273	19,732

Net interest income	27,085	26,233

Provision for credit losses	(140)	—

Net interest income after provision for credit losses	27,225	26,233

Noninterest income:
Service charges on deposit accounts	447	449
Other service charges, commissions and fees	1,612	874
Gain on sale of residential mortgage loans	222	—
Mortgage servicing income, net	229	(96)
Gain on sale of SBA loans	1,051	1,969
SBA servicing income, net	1,496	1,814
Other income	511	1,134
Total noninterest income	5,568	6,144

Noninterest expense:
Salaries and employee benefits	7,370	6,366
Occupancy and equipment	1,354	1,214
Data processing	294	275
Advertising	172	146
Other expenses	3,171	2,806
Total noninterest expense	12,361	10,807

Income before provision for income taxes	20,432	21,570
Provision for income taxes	5,801	5,840
Net income available to common shareholders	$14,631	$15,730

Earnings per share:
Basic	$0.58	$0.63
Diluted	$0.57	$0.62

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2024	2023

Net income	$14,631	$15,730

Other comprehensive gain (loss):

Unrealized holding (losses) gains on securities available for sale	(286)	368
Net changes in fair value of cash flow hedges	7,408	(5,134)
Tax effect	(1,985)	1,254

Other comprehensive gain (loss)	5,137	(3,512)

Comprehensive income	$19,768	$12,218

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, January 1, 2024	25,205,506	$252	$45,699	$315,356	$20,210	$381,517
Net income	—	—	—	14,631	—	14,631
Stock based compensation expense	—	—	406	—	—	406
Other comprehensive income	—	—	—	—	5,137	5,137
Dividends declared on common stock ($0.20 per share)	—	—	—	(5,087)	—	(5,087)
Balance, March 31, 2024	25,205,506	$252	$46,105	$324,900	$25,347	$396,604

Balance, January 1, 2023	25,169,709	$252	$45,298	$285,832	$18,039	$349,421
Net income	—	—	—	15,730	—	15,730
Stock based compensation expense	—	—	298	—	—	298
Repurchase of common stock	(26,034)	(1)	(552)	—	—	(553)
Impact of adoption of new accounting standard, net of tax(1)	—	—	—	(3,865)	—	(3,865)
Other comprehensive loss	—	—	—	—	(3,512)	(3,512)
Dividends declared on common stock ($0.18 per share)	—	—	—	(4,558)	—	(4,558)
Balance, March 31, 2023	25,143,675	$251	$45,044	$293,139	$14,527	$352,961
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL.

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flow from operating activities:
Net income	$14,631	$15,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	752	705
Provision for credit losses	(140)	—
Stock based compensation expense	406	298
Unrealized losses recognized on equity securities	47	(128)
(Gain) loss on sale of foreclosed real estate	—	(547)
Writedown of foreclosed real estate	14	—
Gain on sale of residential real estate loans	(222)	—
Origination of SBA loans held for sale	(24,631)	(36,969)
Proceeds from sales of SBA loans held for sale	25,682	38,938
Gain on sale of SBA loans	(1,051)	(1,969)
Increase in cash value of bank owned life insurance	(535)	(435)
Increase in accrued interest receivable	(561)	(471)
Increase in SBA and USDA servicing rights	(360)	(706)
Decrease in mortgage servicing rights	336	768
Decrease (increase) in other assets	168	(33)
(Decrease) increase in accrued interest payable	(1,074)	942
Increase in other liabilities	22,897	9,410
Net cash flow provided by operating activities	36,359	25,533

Cash flow from investing activities:
Proceeds from maturities, calls or paydowns of securities available for sale	134	421
Purchase of Federal Home Loan Bank stock	(1,217)	(166)
Proceeds from sales of residential real estate loans	22,489	—
(Increase) decrease in loans, net	(46,372)	43,673
Purchases of premises and equipment	(243)	(1,162)
Proceeds from sales of foreclosed real estate owned	—	4,109
Net cash flow (used) provided by investing activities	(25,209)	46,875

Cash flow from financing activities:
Dividends paid on common stock	(5,041)	(4,526)
Repurchases of common stock	—	(553)
Increase (decrease) in deposits, net	82,922	(22,745)
Decrease in other borrowings, net	—	(5)
Proceeds from Federal Home Loan Bank advances	75,000	125,000
Repayments of Federal Home Loan Bank advances	(50,000)	(125,000)
Net cash flow provided (used) by financing activities	102,881	(27,829)

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023

Net change in cash and cash equivalents	114,031	44,579
Cash and cash equivalents at beginning of period	144,805	179,485

Cash and cash equivalents at end of period	$258,836	$224,064

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$72,610	$—

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$26,347	$18,790

Income taxes	$225	$686

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024

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

Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Company’s 2023 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first three months of 2024 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2024. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Recently Issued Disclosure Rules

In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, “The Enhancement and Standardization of Climate-Related Disclosures for Investors”. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will apply to the Company's fiscal year beginning January 1, 2026. The Company is currently evaluating the final rule to determine its impact on the Company's disclosures.

The Company has evaluated the Accounting Standards Updates issued during 2024 to date but does not expect those updates to have a material impact on the consolidated financial statements.

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

For available for sale (“AFS”) securities, the new CECL methodology replaced the other-than-temporary impairment model and required the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline was determined to be other-than-temporary. There was no financial impact related to this implementation since the credit risk associated with our securities portfolio was minimal. The Company has made a policy election to exclude accrued interest from the amortized cost basis of AFS securities. Accrued interest receivable for AFS securities totaled $78,000 and $115,000 as of March 31, 2024 and December 31, 2023, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

In January 2023, the Company adopted ASU 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, which eliminated the accounting guidance for troubled debt restructurings (“TDRs”) while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. This guidance was applied on a prospective basis. Upon adoption of this guidance, the Company no longer establishes a specific reserve for modifications to borrowers experiencing financial difficulty, unless those loans do not share the same risk characteristics with other loans in the portfolio or are considered collateral dependent. Provided that is not the case, these modifications are included in their respective cohort and the allowance for credit losses is estimated on a pooled basis consistent with the other loans with similar risk characteristics. See Note 3 below for further details.

The following new accounting policies were adopted during 2023:

Allowance for Credit Losses – Available for Sale Securities

The impairment model for available for sale (“AFS”) securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of March 31, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 below for further details.

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

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $310,000 and $315,000 as of March 31, 2024 and December 31, 2023, respectively, and is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,595	$—	$—	$4,595
States and political subdivisions	8,060	—	(1,369)	6,691
Mortgage-backed GSE residential	8,573	—	(1,802)	6,771
Total	$21,228	$—	$(3,171)	$18,057

	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,637	$—	$—	$4,637
States and political subdivisions	8,072	—	(1,290)	6,782
Mortgage-backed GSE residential	8,669	—	(1,595)	7,074
Total	$21,378	$—	$(2,885)	$18,493

The amortized costs and estimated fair values of investment securities available for sale at March 31, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	5,835	5,807
Due after five years but less than ten years	—	—
Due in more than ten years	6,820	5,479
Mortgage-backed GSE residential	8,573	6,771
Total	$21,228	$18,057

Accrued interest receivable for securities available for sale totaled $78,000 and $115,000 as of March 31, 2024 and December 31, 2023, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of March 31, 2024 and December 31, 2023, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $13.5 million and $13.9 million, respectively. There were no securities sold during the three months ended March 31, 2024 and 2023.

Information pertaining to securities with gross unrealized losses at March 31, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	March 31, 2024
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,369	$6,691
Mortgage-backed GSE residential	—	—	1,802	6,771
Total	$—	$—	$3,171	$13,462

	December 31, 2023
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,290	$6,782
Mortgage-backed GSE residential	—	—	1,595	7,074
Total	$—	$—	$2,885	$13,856

At March 31, 2024, the nineteen securities available for sale (11 municipal securities and 8 mortgage-backed securities) with an unrealized loss have depreciated 19.07% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of March 31, 2024 represent a credit loss impairment.  As of March 31, 2024, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of both March 31, 2024 and December 31, 2023, the Company had equity securities with carrying values totaling $10.3 million. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended March 31, 2024 and 2023, we recognized an unrealized loss of $47,000 and an unrealized gain on $128,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in Other Income on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Construction and development	$27,762	$23,262
Commercial real estate	724,263	711,177
Commercial and industrial	68,560	65,904
Residential real estate	2,303,400	2,350,299
Consumer and other	247	319
Total loans receivable	3,124,232	3,150,961
Unearned income	(8,361)	(8,856)
Allowance for credit losses	(17,982)	(18,112)
Loans, net	$3,097,889	$3,123,993

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of March 31, 2024 and December 31, 2023, accrued interest receivable for loans totaled $15.6 million and $15.0 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

A summary of changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$46	$6,876	$588	$10,597	$5	$—	$18,112
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	1	3	—	—	—	4
Provision expense	43	28	142	(344)	(3)	—	(134)
Ending balance	$89	$6,905	$733	$10,253	$2	$—	$17,982

	Three Months Ended March 31, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888
Impact of adopting ASU 2016-13	(79)	3,275	(307)	2,166	—	—	5,055
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	2	2	—	—	—	4
Provision expense	—	—	—	—	—	—	—
Ending balance	$45	$6,088	$1,021	$11,792	$1	$—	$18,947

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of March 31, 2024, there were $11.5 million, $2.3 million and $4,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. As of December 31, 2023, there were $11.9 million, $2.8 million and $4,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of both March 31, 2024 and December 31, 2023 was $282,000.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of March 31, 2024 and December 31, 2023:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
March 31, 2024	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$27,631	$—	$—	$—	$—	$—	$27,631
Commercial real estate	713,250	7,674	—	—	7,674	469	721,393
Commercial and industrial	66,577	392	—	—	392	1,314	68,283
Residential real estate	2,281,841	4,186	776	—	4,962	11,514	2,298,317
Consumer and other	247	—	—	—	—	—	247
Total	$3,089,546	$12,252	$776	$—	$13,028	$13,297	$3,115,871

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2023	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$22,568	$—	$—	$—	$—	$548	$23,116
Commercial real estate	702,564	3,752	1,005	—	4,757	991	708,312
Commercial and industrial	64,103	112	101	—	213	1,286	65,602
Residential real estate	2,315,285	15,073	2,541	—	17,614	11,857	2,344,756
Consumer and other	319	—	—	—	—	—	319
Total	$3,104,839	$18,937	$3,647	$—	$22,584	$14,682	$3,142,105

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of March 31, 2024 and December 31, 2023:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
March 31, 2024	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	234	235	469
Commercial and industrial	28	1,286	1,314
Residential real estate	—	11,514	11,514
Total	$262	$13,035	$13,297

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2023	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$548	$548
Commercial real estate	234	757	991
Commercial and industrial	—	1,286	1,286
Residential real estate	—	11,857	11,857
Total	$234	$14,448	$14,682

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

The following tables present the loan portfolio's amortized cost by loan type, risk rating and year of origination as of March 31, 2024 and December 31, 2023. There were no loans with a risk rating of Doubtful or Loss at March 31, 2024 and December 31, 2023.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
March 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total Loans
Construction and development
Pass	$50	$9,023	$16,409	$172	$1,179	$250	$—	$27,083
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	548	—	—	—	548
Total construction and development	$50	$9,023	$16,409	$720	$1,179	$250	$—	$27,631
Commercial real estate
Pass	$40,180	$138,513	$185,179	$100,336	$65,450	$178,545	$4,180	$712,383
Special Mention	—	—	—	—	1,913	661	—	2,574
Substandard	—	—	585	—	233	5,618	—	6,436
Total commercial real estate	$40,180	$138,513	$185,764	$100,336	$67,596	$184,824	$4,180	$721,393
Commercial and industrial
Pass	$1,319	$16,923	$12,152	$4,553	$3,121	$4,883	$22,062	$65,013
Special Mention	—	—	—	—	—	1,345	—	1,345
Substandard	—	—	—	1,330	353	242	—	1,925
Total commercial and industrial	$1,319	$16,923	$12,152	$5,883	$3,474	$6,470	$22,062	$68,283
Residential real estate
Pass	$62,016	$247,620	$702,817	$811,601	$276,707	$184,585	$—	$2,285,346
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	355	118	1,723	1,817	8,958	—	12,971
Total residential real estate	$62,016	$247,975	$702,935	$813,324	$278,524	$193,543	$—	$2,298,317
Consumer and other
Pass	$247	$—	$—	$—	$—	$—	$—	$247
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$247	$—	$—	$—	$—	$—	$—	$247

Total loans	$103,812	$412,434	$917,260	$920,263	$350,773	$385,087	$26,242	$3,115,871

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total Loans
Construction and development
Pass	$7,715	$13,273	$134	$1,187	$—	$259	$—	$22,568
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	548	—	—	—	—	548
Total construction and development	$7,715	$13,273	$682	$1,187	$—	$259	$—	$23,116
Commercial real estate
Pass	$157,572	$197,590	$104,480	$80,124	$34,147	$115,147	$4,240	$693,300
Special Mention	—	—	—	1,925	—	—	—	1,925
Substandard	—	590	—	233	7,681	4,583	—	13,087
Total commercial real estate	$157,572	$198,180	$104,480	$82,282	$41,828	$119,730	$4,240	$708,312

Commercial real estate:
Current period gross write offs	$—	$—	$224	$—	$—	$231	$—	$455

Commercial and industrial
Pass	$16,411	$13,324	$4,595	$3,192	$2,353	$3,141	$19,315	$62,331
Special Mention	—	—	—	—	211	1,201	—	1,412
Substandard	—	—	1,282	352	205	20	—	1,859
Total commercial and industrial	$16,411	$13,324	$5,877	$3,544	$2,769	$4,362	$19,315	$65,602

Commercial and industrial:
Current period gross write offs	$—	$—	$142	$—	$79	$88	$—	$309

Residential real estate
Pass	$300,773	$717,527	$833,840	$284,535	$60,356	$134,859	$—	$2,331,890
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	357	1,421	2,474	1,382	7,232	—	12,866
Total residential real estate	$300,773	$717,884	$835,261	$287,009	$61,738	$142,091	$—	$2,344,756
Consumer and other
Pass	$319	$—	$—	$—	$—	$—	$—	$319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$319	$—	$—	$—	$—	$—	$—	$319

Total loans	$482,790	$942,661	$946,300	$374,022	$106,335	$266,442	$23,555	$3,142,105

No revolving loans were converted to permanent loans during the three months ended March 31, 2024. During the year ended December 31, 2023, five construction and development revolving loans totaling $30.1 million were converted to commercial real estate term loans.

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

No loan modifications were made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023. No loan modifications previously made to borrowers experiencing financial difficulty defaulted during the three months ended March 31, 2024 and 2023. No charge-offs of previously modified loans were recorded during the three months ended March 31, 2024 and 2023.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of March 31, 2024 and December 31, 2023, the unpaid principal balances of serviced loans totaled $516.4 million and $508.0 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Beginning of period	$7,251	$7,038
Change in fair value	360	698
End of period, fair value	$7,611	$7,736

Fair value at March 31, 2024 and December 31, 2023 was determined using discount rates ranging from 7.94% to 12.69% and 8.66% to 14.73%, respectively, and prepayment speeds ranging from 7.90% to 20.89% and 7.29% to 20.23%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at March 31, 2024 and December 31, 2023 was $443.9 million and $443.1 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Mortgage loan servicing rights:	2024	2023
Beginning of period	$1,273	$3,973
Additions	136	—
Amortization expense	(472)	(768)
Valuation allowance	—	—
End of period, carrying value	$937	$3,205

(Dollars in thousands)	For the Three Months Ended March 31,
Valuation allowance:	2024	2023
Beginning balance	$—	$—
Additions expensed	—	—
Reductions credited to operations	—	—
Direct write-downs	—	—
Ending balance	$—	$—

 The fair value of servicing rights was $6.4 million and $6.3 million at March 31, 2024 and December 31, 2023, respectively. Fair value at March 31, 2024 was determined by using a discount rate of 13.01%, prepayment speeds of 15.85%, and a weighted average default rate of 1.52%. Fair value at December 31, 2023 was determined by using a discount rate of 13.04%, prepayment speeds of 16.16%, and a weighted average default rate of 1.49%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at March 31, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Convertible advance maturing February 13, 2026; fixed rate of 4.184%	$50,000	$50,000
Convertible advance maturing January 25, 2028; fixed rate of 3.243%	—	50,000
Convertible advance maturing February 14, 2028; fixed rate of 3.625%	25,000	25,000
Convertible advance maturing June 23, 2028; fixed rate of 3.655%	50,000	50,000
Convertible advance maturing November 8, 2028; fixed rate of 3.607%	50,000	50,000
Convertible advance maturing November 8, 2028; fixed rate of 3.745%	50,000	50,000
Convertible advance maturing November 14, 2028; fixed rate of 3.519%	50,000	50,000
Convertible advance maturing January 24, 2029; fixed rate of 3.315%	25,000
Convertible advance maturing January 25, 2029; fixed rate of 3.295%	50,000
Total FHLB advances	$350,000	$325,000

The FHLB advances outstanding at March 31, 2024 all have a conversion feature that allows the FHLB to call the advances every three months ($175.0 million), six months ($50.0 million) or one year ($125.0 million). At March 31, 2024 and December 31, 2023, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.04 billion and $1.05 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.29 billion and $2.32 billion at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at March 31, 2024.

At March 31, 2024 and December 31, 2023, the Company had Federal Reserve Discount Window funds available of approximately $480.8 million and $433.2 million. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $620.9 million and $604.0 million as of March 31, 2024 and December 31, 2023, respectively, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of March 31, 2024.

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

The components of lease cost for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating lease cost	$557	$541
Variable lease cost	49	44
Short-term lease cost	—	—
Sublease income	—	—
Total net lease cost	$606	$585

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
March 31, 2025	$2,039
March 31, 2026	1,782
March 31, 2027	1,547
March 31, 2028	1,272
March 31, 2029	844
After March 31, 2029	1,624
Total lease payments	9,108
Less: interest discount	(919)
Present value of lease liabilities	$8,189

Supplemental Lease Information	March 31, 2024
Weighted-average remaining lease term (years)	6.0
Weighted-average discount rate	3.57%

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$534	$513
Operating cash flows from operating leases (lease liability reduction)	$462	$447
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$—	$—

NOTE 8 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements began in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $36.3 million and $29.7 million and an unrealized loss of $0 and $476,000 at March 31, 2024 and December 31, 2023, respectively. These unrealized gains and losses are recorded in Interest Rate Derivatives and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap was designated as a cash flow hedge of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $2.4 million and $2.1 million at March 31, 2024 and December 31, 2023, respectively, and are recorded in Interest Rate Derivatives on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At March 31, 2024, there were no cash deposits pledged as collateral by the Company. At March 31, 2024, the Company had $38.2 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023
Notional Amounts	$800,000	$800,000
Weighted-average pay rate	2.28%	2.28%
Weighted-average receive rate	5.33%	5.03%
Weighted-average maturity	4.2 years	4.2 years
Weighted-average remaining maturity	2.1 years	2.4 years
Net interest income	$3,738	$5,246

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2024	December 31, 2023
Notional Amounts	$50,000	$50,000
Rate Cap Premiums	319	350
Cap Rate	2.50%	2.50%
Weighted-average maturity	5.0 years	5.0 years
Weighted-average remaining maturity	2.6 years	2.8 years
Net interest income	$327	$139

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of March 31, 2024 and December 31, 2023 include:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$54,625	$68,083
Standby letters of credit	$7,481	$4,908

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $54.6 million of unused lines of credit and $7.5 million for standby letters of credit as of March 31, 2024. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of March 31, 2024 and December 31, 2023 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	March 31, 2024
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,595	$—	$—	$4,595
States and political subdivisions	6,691	—	6,691	—
Mortgage-backed GSE residential	6,771	—	6,771	—
Total securities available for sale	18,057	—	13,462	4,595

Equity securities	10,288	10,288	—	—
SBA and USDA servicing asset	7,611	—	—	7,611
Interest rate derivatives	38,682	—	38,682	—
	$74,638	$10,288	$52,144	$12,206
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,525	$—	$—	$1,525	$1
Foreclosed real estate, net	221	—	—	221	(14)
	$1,746	$—	$—	$1,746	$(13)

	December 31, 2023
							Total Gains
(Dollars in thousands)	Total	Level 1		Level 2		Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,637		$—		$—	$4,637
States and political subdivisions	6,782		—		6,782	—
Mortgage-backed GSE residential	7,074		—		7,074	—
Total securities available for sale	18,493		—		13,856	4,637

Equity securities	10,335		10,335		—	—
SBA and USDA servicing asset	7,251		—		—	7,251
Interest rate derivatives	31,781		—		31,781	—
	$67,860		$10,335		$45,637	$11,888
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,526	$		$		$1,526	$(148)
Foreclosed real estate, net	526		—		—	526	(239)
	$2,052		$—		$—	$2,052	$(387)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$476		$—		$476	$—

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

Collateral-dependent loans: Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. Fair value for both collateral-dependent loans are measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination or approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2024 and 2023:

	Obligations of	SBA and USDA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, January 1, 2024	$4,637	$7,251	$—	$—
Total gains included in income	—	360	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(42)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2024	$4,595	$7,611	$—	$—

Fair value, January 1, 2023	$5,059	$7,038	$47	$—
Total gains included in income	—	698	8	—
Settlements	—	—	—	—
Prepayments/paydowns	(225)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, March 31, 2023	$4,834	$7,736	$55	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at March 31, 2024 and December 31, 2023:

	Valuation	Unobservable	General
	Technique	Input	Range
March 31, 2024:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	7.90%-20.89%
		Discount rate	7.94%-12.69%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2023:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	7.29%-20.23%
		Discount rate	8.66%-14.73%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023 are as follows:

	Carrying	Estimated Fair Value at March 31, 2024
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$258,836	$—	$258,836	$—	$258,836
Investment securities	28,345	10,288	13,462	4,595	28,345
FHLB stock	19,063	—	—	—	N/A
Loans held for sale	72,610	—	72,610	—	72,610
Loans, net	3,097,889	—	—	2,964,370	2,964,370
Accrued interest receivable	15,686	—	60	15,626	15,686
SBA and USDA servicing asset	7,611	—	—	7,611	7,611
Mortgage servicing asset	937	—	—	6,386	6,386
Interest rate derivatives	38,682	—	38,682	—	38,682
Financial Liabilities:
Deposits	2,813,858	—	2,811,888	—	2,811,888
Federal Home Loan Bank advances	350,000	—	349,965	—	349,965
Accrued interest payable	3,059	—	3,059	—	3,059

	Carrying	Estimated Fair Value at December 31, 2023
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$144,805	$—	$144,805	$—	$144,805
Investment securities	28,828	10,335	13,856	4,637	28,828
FHLB stock	17,846	—	—	—	N/A
Loans held for sale	22,267	—	22,267	—	22,267
Loans, net	3,123,993	—	—	2,982,789	2,982,789
Accrued interest receivable	15,125	—	101	15,024	15,125
SBA and USDA servicing asset	7,251	—	—	7,251	7,251
Mortgage servicing asset	1,273	—	—	6,344	6,344
Interest rate derivatives	31,781	—	31,781	—	31,781
Financial Liabilities:
Deposits	2,730,936	—	2,729,024	—	2,729,024
Federal Home Loan Bank advances	325,000	—	322,075	—	322,075
Accrued interest payable	4,133	—	4,133	—	4,133
Interest rate derivatives	476	—	476	—	476

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of March 31, 2024 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2024 and December 31, 2023.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of March 31, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$381,938	17.81%	225,198	10.5%	N/A	N/A
Bank	379,982	17.72%	225,197	10.5	214,474	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	363,646	16.96%	182,303	8.5%	N/A	N/A
Bank	361,690	16.86%	182,303	8.5	171,579	8.0%
Common Tier 1 (CET1)
Consolidated	363,646	16.96%	150,132	7.0%	N/A	N/A
Bank	361,690	16.86%	150,132	7.0	139,408	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	363,646	10.27%	141,665	4.0%	N/A	N/A
Bank	361,690	10.21%	141,641	4.0	177,052	5.0%
As of December 31, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$372,482	17.60%	222,188	10.5%	N/A	N/A
Bank	370,459	17.51%	222,181	10.5	211,601	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	354,055	16.73%	179,867	8.5%	N/A	N/A
Bank	352,032	16.64%	179,861	8.5	169,281	8.0%
Common Tier 1 (CET1)
Consolidated	354,055	16.73%	148,125	7.0%	N/A	N/A
Bank	352,032	16.64%	148,121	7.0	137,541	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	354,055	10.20%	138,790	4.0%	N/A	N/A
Bank	352,032	10.15%	138,763	4.0	173,454	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At March 31, 2024, 240,000 stock options had been granted and 774,437 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2024 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2024	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2024	240,000	$12.70

The Company recognized no compensation expense for stock options during the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the three  months ended March 31, 2024 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2024	230,221	$17.71
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2024	230,221	$17.71

During the three months ended March 31, 2024 and 2023, the Company recognized compensation expense for restricted stock of $406,000 and $298,000, respectively. As of March 31, 2024 and December 31, 2023, there was $2.6 million and $3.0 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of March 31, 2024, the cost is expected to be recognized over a weighted-average period of  1.9 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Basic earnings per share
Net Income	$14,631	$15,730

Weighted average common shares outstanding	25,205,506	25,144,683

Basic earnings per common share	$0.58	$0.63

Diluted earnings per share
Net Income	$14,631	$15,730

Weighted average common shares outstanding for basic earnings per common share	25,205,506	25,144,683
Add: Dilutive effects of restricted stock and options	342,583	261,172

Average shares and dilutive potential common shares	25,548,089	25,405,855

Diluted earnings per common share	$0.57	$0.62

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three months ended March 31, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2023 through March 31, 2024 and on our results of operations for the three months ended March 31, 2024 and 2023. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	General economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of elevated or rising interest rates and inflation;

●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impacts related to our mortgage banking services, including declines in our mortgage originations or profitability due to rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;

●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;

●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine and the ongoing conflict in Israel and the surrounding areas), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in our Annual Report on Form 10-K for the year ended December 31, 2023, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for additional information on the allowance for credit losses and the allowance for unfunded commitments.

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

Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1 of our consolidated financial statements as of December 31, 2023 in the Company’s 2023 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2023.

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

See Note 1 and Note 3 of our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of March 31, 2024, we had total assets of $3.65 billion, total loans, including loans held for sale, of $3.19 billion, total deposits of $2.81 billion and total shareholders’ equity of $396.6 million.

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

	As of or for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2024	2023	2023	2023	2023
Selected income statement data:
Interest income	$52,358	$50,671	$48,709	$47,482	$45,965
Interest expense	25,273	24,549	24,555	22,512	19,732
Net interest income	27,085	26,122	24,154	24,970	26,233
Provision for credit losses	(140)	782	(381)	(416)	—
Noninterest income	5,568	4,712	2,657	4,691	6,144
Noninterest expense	12,361	13,915	11,540	11,464	10,807
Income tax expense	5,801	4,790	4,224	5,505	5,840
Net income	14,631	11,347	11,428	13,108	15,730
Per share data:
Basic income per share	$0.58	$0.45	$0.45	$0.52	$0.63
Diluted income per share	$0.57	$0.44	$0.45	$0.51	$0.62
Dividends per share	$0.20	$0.18	$0.18	$0.18	$0.18
Book value per share (at period end)	$15.73	$15.14	$15.24	$14.76	$14.04
Shares of common stock outstanding	25,205,506	25,205,506	25,241,157	25,279,846	25,143,675
Weighted average diluted shares	25,548,089	25,543,861	25,591,874	25,477,143	25,405,855
Performance ratios:
Return on average assets	1.65%	1.29%	1.30%	1.55%	1.87%
Return on average equity(1)	15.41	11.71	12.14	14.87	18.09
Dividend payout ratio	34.77	40.36	40.18	34.77	28.98
Yield on total loans	6.34	6.11	5.98	5.95	5.85
Yield on average earning assets	6.27	6.14	5.92	5.90	5.77
Cost of average interest bearing liabilities	3.94	3.91	3.97	3.74	3.30
Cost of deposits	3.97	3.95	4.05	3.88	3.48
Net interest margin	3.24	3.17	2.94	3.10	3.30
Efficiency ratio(2)	37.86	45.13	43.04	38.65	33.38
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	(0.00)%	0.04%	(0.00)%	0.06%	(0.00)%
Nonperforming assets to gross loans and OREO	0.97	1.22	1.25	0.78	0.64
ACL to nonperforming loans	62.37	49.06	47.61	79.88	101.22
ACL to loans held for investment	0.58	0.57	0.58	0.60	0.63
Balance sheet and capital ratios:
Gross loans held for investment to deposits	110.97%	115.38%	111.77%	112.27%	114.27%
Noninterest bearing deposits to deposits	19.43	18.75	20.58	21.32	21.83
Investment securities to assets	0.78	0.82	0.79	0.84	0.87
Common equity to assets	10.87	10.89	10.96	10.74	10.32
Leverage ratio	10.27	10.20	10.07	10.03	9.72
Common equity tier 1 ratio	16.96	16.73	17.03	16.69	16.55
Tier 1 risk-based capital ratio	16.96	16.73	17.03	16.69	16.55
Total risk-based capital ratio	17.81	17.60	17.91	17.59	17.51
Mortgage and SBA loan data:
Mortgage loans serviced for others	$443,905	$443,072	$464,823	$487,787	$506,012
Mortgage loan production	94,016	128,931	91,891	72,830	43,335
Mortgage loan sales	21,873	—	—	—	—
SBA loans serviced for others	516,425	508,000	487,827	493,579	485,663
SBA loan production	10,117	27,529	18,212	16,110	26,239
SBA loan sales	24,065	—	5,169	30,298	36,458
(1)	Excluding average accumulated other comprehensive income, our return on average equity for the three months ended March 31, 2024 and 2023 was 16.27% and 19.08%, respectively.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Banking Industry Developments

During the first half of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 6.4% from March 31, 2023 to $2.81 billion at March 31, 2024. The Company’s uninsured deposits represented 23.0% of total deposits at March 31, 2024 compared to 26.5% of total deposits at December 31, 2023. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these developments. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 16.96% and 17.81%, respectively, as of March 31, 2024.

Results of Operations

We recorded net income of $14.6 million for the three months ended March 31, 2024 compared to $15.7 million for the same period in 2023, a decrease of $1.1 million, or 7.0%.  This decrease was due to a decrease in noninterest income of $576,000 and an increase in noninterest expense of $1.6 million, offset by an increase in net interest income of $852,000 and a decrease in provision for credit losses of $140,000.

Basic and diluted earnings per common share for the three months ended March 31, 2024 was $0.58 and $0.57 compared to $0.63 and $0.62 for the basic and diluted earnings per common share for the same period in 2023.

Interest Income

Interest income totaled $52.4 million for the three months ended March 31, 2024, an increase of $6.4 million, or 13.9%, from the three months ended March 31, 2023, primarily due to an increase in average loan balances of $131.5 million coupled with a 49 basis points increase in the loan yield. The increase in average loans is due to an increase of $17.5 million in average commercial and industrial loans, an increase of $43.9 million in average commercial real estate loans and an increase of $87.2 million in average residential mortgage loans, offset by a decrease of $17.1 million in construction and development loans. As compared to the three months ended March 31, 2023, the yield on average interest-earning assets increased by 50 basis points to 6.27% from 5.77% with the yield on average loans increasing by 49 basis points and the yield on average total investments increasing by 60 basis points.

Interest Expense

Interest expense for the three months ended March 31, 2024 increased $5.5 million, or 28.1%, to $25.3 million compared to interest expense of $19.7 million for the three months ended March 31, 2023, primarily due to a 49 basis points increase in deposit costs and a 134 basis points increase in borrowing costs coupled with a $215.2 million increase in average interest-bearing deposits. The 49 basis points increase in deposit costs included a 136 basis point increase in the yield on average time deposits which was partially offset by a 38 basis points decrease in average money market deposits. Average time deposits increased by $125.0 million and average money market deposits increased by $98.5 million.

Average borrowings outstanding for the three months ended March 31, 2024 decreased by $59.3 million but had an increase in rate of 134 basis points compared to the three months ended March 31, 2023.

The Company currently has interest rate derivative agreements totaling $850.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.29%. During the three months ended March 31, 2024, we recorded a credit to interest expense of $4.1 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $166,000 recorded during the three months ended March 31, 2023. Based on the Federal Funds Effective rate as of March 31, 2024 (5.33%), the Company would estimate to record a credit to interest expense of approximately $19.3 million for the remainder of 2024 from the benefit received on these interest rate derivatives. See Note 8 of our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives

Net Interest Margin

The net interest margin for the three months ended March 31, 2024 decreased by six basis points to 3.24% from 3.30% for the three months ended March 31, 2023, primarily due to a 64 basis point increase in the cost of average interest-bearing liabilities of $2.58 billion, offset by a 50 basis point increase in the yield on average interest-earning assets of $3.36 billion. Average earning assets for the three months ended March 31, 2024 increased by $129.8 million from the same period in 2023, due to a $131.5 million increase in average loans, offset by a $1.8 million decrease in total average investments. Average interest-bearing liabilities for the three months ended March 31, 2024 increased by $155.8 million from the same period in 2023, driven by an increase in average interest-bearing deposits of $215.2 million, offset by a decrease in average borrowings of $59.3 million.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition  and the shape of the interest rate yield curve. The decrease in our net interest margin is primarily the result of our increasing deposit costs.

Average Balances, Interest and Yields

The following tables present, for the three months ended March 31, 2024 and 2023, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended March 31,
	2024			2023
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$144,934	$2,052	5.69%	$145,354	$1,805	5.04%
Investment securities	31,611	189	2.40	32,952	178	2.19
Total investments	176,545	2,241	5.11	178,306	1,983	4.51
Construction and development	21,970	505	9.24	39,097	523	5.43
Commercial real estate	716,051	16,108	9.05	672,109	13,979	8.44
Commercial and industrial	64,575	1,574	9.80	47,105	1,030	8.87
Residential real estate	2,378,879	31,890	5.39	2,291,699	28,422	5.03
Consumer and other	249	40	64.61	166	28	68.41
Gross loans(2)	3,181,724	50,117	6.34	3,050,176	43,982	5.85
Total earning assets	3,358,269	52,358	6.27	3,228,482	45,965	5.77
Noninterest-earning assets	213,802			175,110
Total assets	3,572,071			3,403,592
Interest-bearing liabilities:
NOW and savings deposits	158,625	885	2.24	166,962	648	1.57
Money market deposits	1,077,469	9,692	3.62	978,954	9,659	4.00
Time deposits	1,001,792	11,528	4.63	876,803	7,069	3.27
Total interest-bearing deposits	2,237,886	22,105	3.97	2,022,719	17,376	3.48
Borrowings	343,847	3,168	3.71	403,170	2,356	2.37
Total interest-bearing liabilities	2,581,733	25,273	3.94	2,425,889	19,732	3.30
Noninterest-bearing liabilities:
Noninterest-bearing deposits	522,300			578,978
Other noninterest-bearing liabilities	86,190			46,138
Total noninterest-bearing liabilities	608,490			625,116
Shareholders' equity	381,848			352,587
Total liabilities and shareholders' equity	$3,572,071			$3,403,592
Net interest income		$27,085			$26,233
Net interest spread			2.33			2.47
Net interest margin			3.24			3.30
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$47	$200	$247
Investment securities	(45)	56	11
Total investments	2	256	258
Construction and development	(284)	266	(18)
Commercial real estate	1,468	661	2,129
Commercial and industrial	211	333	544
Residential real estate	1,293	2,175	3,468
Consumer and Other	9	3	12
Gross loans(2)	2,697	3,438	6,135
Total earning assets	2,699	3,694	6,393
Interest-bearing liabilities:
NOW and savings deposits	(32)	269	237
Money market deposits	1,242	(1,209)	33
Time deposits	1,185	3,274	4,459
Total interest-bearing deposits	2,395	2,334	4,729
Borrowings	(1,406)	2,218	812
Total interest-bearing liabilities	989	4,552	5,541
Net interest income	$1,710	$(858)	$852
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

We recorded a credit provision of $140,000 during the three months ended March 31, 2024 compared to no provision being recorded during the three months ended March 31, 2023. The credit provision recorded during the first three months of 2024 was primarily due the decrease in the general reserves allocated to our residential mortgage loan portfolio as a large amount of residential mortgage loans were moved from loans held for investment to loans held for sale during the quarter. Our ACL as a percentage of gross loans for the periods ended March 31, 2024, December 31, 2023 and March 31, 2023 was 0.58%, 0.57% and 0.63%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2024 was $5.6 million, a decrease of $576,000, or 9.4%, compared to $6.1 million for the three months ended March 31, 2023. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$447	$449	$(2)	(0.4)%
Other service charges, commissions and fees	1,612	874	738	84.4
Gain on sale of residential mortgage loans	222	—	222	100.0
Mortgage servicing income, net	229	(96)	325	338.5
Gain on sale of SBA loans	1,051	1,969	(918)	(46.6)
SBA servicing income, net	1,496	1,814	(318)	(17.5)
Other income	511	1,134	(623)	(54.9)
Total noninterest income	$5,568	$6,144	$(576)	(9.4)%

Service charges on deposit accounts decreased $2,000, or 0.4%, to $447,000 for the three months ended March 31, 2024 compared to $449,000 for the same three months during 2023. This decrease was primarily attributable to lower analysis charges, offset by higher overdraft fees and wire transfer fees.

Other service charges, commissions and fees increased $738,000, or 84.4%, to $1.6 million for the three months ended March 31, 2024 compared to $874,000 for the three months ended March 31, 2023. This increase was mainly attributable to higher processing, underwriting and origination fees earned from our origination of residential mortgage loans as mortgage volume increased during the three months ended March 31, 2024 compared to the same period in 2023. Mortgage loan originations totaled $94.0 million during the three months ended March 31, 2024 compared to $43.3 million during the same period in 2023.

Total gain on sale of loans was $1.3 million for the three months ended March 31, 2024 compared to $2.0 million for the same period of 2023, a decrease of $696,000, or 35.3%.

Gain on sale of residential mortgage loans totaled $222,000 for the three months ended March 31, 2024 as we sold $21.9 million in residential mortgage loans during the period with an average premium of 1.06%. We recorded no gain on sale of residential mortgage loans during the three months ended March 31, 2023 as no mortgage loans were sold during the period.

Gain on sale of SBA loans totaled $1.1 million for the three months ended March 31, 2024 compared to $2.0 million for the same period in 2023. We sold $24.1 million in SBA loans during the three months ended March 31, 2024 with average premiums of 6.72%. We sold $36.5 million in SBA loans during the three months ended March 31, 2023 with average premiums of 6.80%.

Mortgage loan servicing income, net of amortization, increased by $325,000, or 338.5%, to $229,000 during the three months ended March 31, 2024 compared to an expense balance of $96,000 for the same period of 2023. The changes in mortgage loan servicing income were primarily due to decreases in mortgage servicing amortization and an increase in capitalized mortgage servicing assets, offset by the decrease in mortgage servicing fees. Included in mortgage loan servicing income for the three months ended March 31, 2024 was $566,000 in mortgage servicing fees compared to $672,000 for the same period in 2023 and capitalized mortgage servicing assets of $136,000 for the three months ended March 31, 2024 compared to $0 for the same period in 2023. These amounts were offset by mortgage loan servicing asset amortization of $427,000 for the three months ended March 31, 2023 compared to $768,000 during the three months ended March 31, 2023. During the three months ended March 31, 2024 and 2023, we did not record a fair value impairment on our mortgage servicing assets. Our total residential mortgage loan servicing portfolio was $443.9 million at March 31, 2024 compared to $506.0 million at March 31, 2023.

SBA servicing income decreased by $318,000, or 17.5%, to $1.5 million for the three months ended March 31, 2024 compared to $1.8 million for the three months ended March 31, 2023. Our total SBA and USDA loan servicing portfolio was $516.4 million as of March 31, 2024 compared to $485.7 million as of March 31, 2023. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended March 31, 2024, we recorded a $361,000 fair value increase to our SBA servicing rights compared to a $708,000 fair value increase to our SBA servicing rights during the three months ended March 31, 2023.

Other noninterest income decreased by $623,000, or 54.9%, to $511,000 for the three months ended March 31, 2024 compared to $1.1 million for the three months ended March 31, 2023. The decrease was mainly due to a gain on sale of foreclosed real estate of $547,000 recorded during the three months ended March 31, 2023 compared to no gain on sale being recorded during the three months ended March 31, 2024. The largest component of other noninterest income is the income on bank owned life insurance which totaled $535,000 for the three months ended March 31, 2024 compared to $435,000 for the three months ended March 31, 2023. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $47,000 (loss) and $128,000 (gain) for the three months ended March 31, 2024 and 2023, respectively.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2024 was $12.4 million compared to $10.8 million for the three months ended March 31, 2023, an increase of $1.6 million, or 14.4%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Dollars in thousands )	2024	2023	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$7,370	$6,366	$1,004	15.8%
Occupancy and equipment	1,354	1,214	140	11.5
Data processing	294	275	19	6.9
Advertising	172	146	26	17.8
Other expenses	3,171	2,806	365	13.0
Total noninterest expense	$12,361	$10,807	$1,554	14.4%

Salaries and employee benefits expense for the three months ended March 31, 2024 was $7.4 million compared to $6.4 million for the three months ended March 31, 2023, an increase of $1.0 million, or 15.8%. This increase was partially attributable to higher restricted stock expense, as well as higher commissions paid to our loan officers as loan volume increased during the three months ended March 31, 2024 compared to the same period in 2023.

Occupancy and equipment expense for the three months ended March 31, 2024 was $1.4 million compared to $1.2 million for the three months ended March 31, 2023, an increase of $140,000, or 11.5%. The increase was primarily due to higher maintenance and service expense, rent expense, and depreciation expense.

Data processing expense for the three months ended March 31, 2024 was $294,000 compared to $275,000 for the three months ended March 31, 2023, an increase of $19,000, or 6.9%. The increase was consistent with the continued growth of our loans and deposits.

Advertising expenses for the three months ended March 31, 2024 was $172,000 compared to $146,000 for the three months ended March 31, 2023, an increase of $26,000, or 17.8%. The increase was consistent with the continued growth of our loans and deposits.

Other expenses for the three months ended March 31, 2024 were $3.2 million compared to $2.8 million for the three months ended March 31, 2023, an increase of $365,000, or 13.0%. This increase was partially due to higher FDIC insurance premiums and professional fees, partially offset by lower loan and other real estate owned related expenses. Included in other expenses for the three months ended March 31, 2024 and 2023 were directors’ fees of approximately $163,000 and $137,000, respectively.

Income Tax Expense

Income tax expense for both the three months ended March 31, 2024 and 2023 was $5.8 million. The Company’s effective tax rates were 28.4% and 27.1% for the three months ended March 31, 2024 and 2023, respectively.

Financial Condition

Total assets increased $144.4 million, or 4.1%, to $3.65 billion at March 31, 2024 as compared to $3.50 billion at December 31, 2023. The increase in total assets was primarily attributable to increases in cash and cash equivalents of $114.0 million, loans held for sale of $50.3 million and interest rate derivatives of $6.9 million, partially offset by decreases in loans held for investment of $26.2 million and other assets of $2.1 million.

Our investment securities portfolio made up only 0.78% of our total assets at March 31, 2024 compared to 0.82% at December 31, 2023.

Loans

Gross loans held for investment decreased $26.7 million, or 0.8%, to $3.12 billion as of March 31, 2024 as compared to $3.15 billion as of December 31, 2023. Our loan decline during the three months ended March 31, 2024 was comprised of an increase of $4.5 million, or 19.3%, in construction and development loans, an increase of $13.1 million, or 1.8%, in commercial real estate loans, an increase of $2.7 million, or 4.0%, in commercial and industrial loans, a decrease of $46.9 million, or 2.0%, in residential real estate loans and a decrease of $72,000, or 22.6%, in consumer and other loans. Loans held for sale were $72.6 million as of March 31, 2024 compared to $22.3 million as of December 31, 2023.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$27,762	0.9%	$23,262	0.7%
Commercial real estate	724,263	23.2%	711,177	22.6%
Commercial and industrial	68,560	2.2%	65,904	2.1%
Residential real estate	2,303,400	73.7%	2,350,299	74.6%
Consumer and other	247	—%	319	—%
Gross loans	$3,124,232	100.0%	$3,150,961	100.0%
Less unearned income	(8,361)	—	(8,856)
Total loans held for investment	$3,115,871	—	$3,142,105

SBA and USDA Loan Servicing

As of March 31, 2024 and December 31, 2023, we serviced $516.4 million and $485.7 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $7.6 million and $7.3 million at March 31, 2024 and December 31, 2023, respectively. See Note 4 of our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three months ended March 31, 2024 and 2023.

Residential Mortgage Loan Servicing

As of March 31, 2024, we serviced $443.9 million in residential mortgage loans for others compared to $443.1 million as of December 31, 2023. We carried a servicing asset, net of amortization, of $937,000 and $1.3 million at March 31, 2024 and December 31, 2023, respectively. Amortization relating to the mortgage loan servicing asset was $473,000 for the three months ended March 31, 2024 compared to $768,000 for the same period in 2023. During the three months ended March 31, 2024 and 2023, we did not record a fair value impairment on our mortgage servicing asset. See Note 5 of our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three months ended March 31, 2024 and 2023.

Asset Quality

Nonperforming Loans

Asset quality remained relatively strong during the first quarter of 2024 as our nonperforming loans to total loans remained low at 0.92% as of March 31, 2024. Nonperforming loans were $28.8 million at March 31, 2024 compared to $36.9 million at December 31, 2023. The decrease from December 31, 2023 to March 31, 2024 was attributable to a $1.4 million decrease in nonaccrual loans and a $6.7 million decrease in accruing restructured loans. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2024 or the year ended December 31, 2023.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans, loans past due 90 days or more and still accruing interest, and accruing restructured loans. Nonperforming assets consist of nonperforming loans plus OREO. Nonaccrual loans at March 31, 2024 comprised of $469,000 of commercial real estate loans, $1.3 million of commercial and industrial loans and $11.5 million of residential real estate loans. Nonaccrual loans at December 31, 2023 comprised of $548,000 of construction and development loans, $991,000 of commercial real estate loans, $1.3 million of commercial and industrial loans, and $11.9 million of residential real estate loans.

(Dollars in thousands)	March 31, 2024	December 31, 2023
Nonaccrual loans	$13,297	$14,682
Past due loans 90 days or more and still accruing	—	—
Accruing restructured loans	15,534	22,233
Total nonperforming loans	28,831	36,915
Foreclosed real estate	1,452	1,466
Total nonperforming assets	$30,283	$38,381
Nonperforming loans to gross loans	0.92%	1.17%
Nonperforming assets to total assets	0.83%	1.10%
Allowance for credit losses to nonperforming loans	62.37%	49.06%

Allowance for Credit Losses

The allowance for credit losses was $18.0 million at March 31, 2024 compared to $18.1 million at December 31, 2023, a decrease of $130,000, or 0.7%. The decrease was primarily due to the decrease in the general reserves allocated to our residential mortgage loan portfolio as a large amount of residential mortgage loans were moved from loans held for investment to loans held for sale during the three months ended March 31, 2024.

We maintain a reserve for credit losses that consist of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $310,000 as of March 31, 2024 compared to $239,000 as of March 31, 2023.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended March 31,
(Dollars in thousands )	2024	2023
Balance, beginning of period	$18,112	$13,888
CECL adoption (Day 1) impact	—	5,055
Charge-offs:
Construction and development	—	—
Commercial real estate	—	—
Commercial and industrial	—	—
Residential real estate	—	—
Consumer and other	—	—
Total charge-offs	—	—
Recoveries:
Construction and development	—	—
Commercial real estate	1	2
Commercial and industrial	3	2
Residential real estate	—	—
Consumer and other	—	—
Total recoveries	4	4
Net (recoveries)/charge-offs	(4)	(4)
Provision for loan losses	(134)	—
Balance, end of period	$17,982	$18,947
Total loans at end of period	$3,124,232	$3,021,320
Average loans(1)	3,133,384	3,050,176
Net charge-offs to average loans	0.00%	0.00%
Allowance for credit losses to total loans	0.58%	0.63%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio as of March 31, 2024.

Deposits

Total deposits increased $82.9 million, or 3.0%, to $2.81 billion at March 31, 2024 compared to $2.73 billion at December 31, 2023. The increase was due to a $50.2 million increase in time deposits, a $34.7 million increase in noninterest-bearing demand deposits and a $2.6 million increase in interest-bearing demand deposits, offset by a $2.9 million decrease in money market accounts and a $1.6 million decrease in savings accounts. As of March 31, 2024 and December 31, 2023, 19.4% and 18.7% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 80.6% and 81.3%, respectively, of interest-bearing deposit accounts.

As of March 31, 2024 and December 31, 2023, the Company had estimated uninsured deposits of $653.3 million and $730.5 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Uninsured deposits were 23.0% of total deposits at March 31, 2024, compared to 26.5% and 31.9% at December 31, 2023 and March 31, 2023, respectively. As of March 31, 2024, we had $1.22 billion of available borrowing capacity at the Federal Home Loan Bank ($694.9 million), Federal Reserve Discount Window ($480.8 million) and various other financial institutions (fed fund lines totaling $47.5 million).

We had $766.9 million of brokered deposits, or 27.3% of total deposits, at March 31, 2024 compared to $766.3 million, or 28.1% of total deposits, at December 31, 2023. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective Rate. These swap agreements are designated as cash flow hedges. As of March 31, 2024, the total amount of deposits tied to the Federal Funds Effective Rate was $936.0 million. See Note 8 of our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024		2023
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$522,300	—%	$578,978	—%
Interest-bearing demand deposits	146,892	2.41	149,266	1.74
Savings and money market deposits	328,894	3.90	557,508	3.21
Brokered money market deposits	760,308	3.44	439,142	4.85
Time deposits	1,001,792	4.63	876,803	3.27
Total interest-bearing deposits	2,237,886	3.97	2,022,719	3.48
Total deposits	$2,760,186	3.22	$2,601,697	2.71

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At March 31, 2024 and December 31, 2023, we had available borrowing capacity from the FHLB of $694.9 million and $721.1 million, respectively. At March 31, 2024 and December 31, 2023, we had $350.0 million and $325.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at March 31, 2024 and December 31, 2023. We did not have any advances outstanding under these agreements as of March 31, 2024 and December 31, 2023. We also have access to the Federal Reserve’s discount window in the amount of $480.8 million and $446.3 million at March 31, 2024 and December 31, 2023, respectively. No discount window borrowings were outstanding as of March 31, 2024 and December 31, 2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

Our liquidity position is supported by management of liquid assets and access to alternative sources of funds. Our liquid assets include cash, interest-bearing deposits in correspondent banks, federal funds sold, and fair value of unpledged investment securities. Other available sources of liquidity include wholesale/brokered deposits, and additional borrowings from correspondent banks, FHLB  advances, and the Federal Reserve discount window.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of March 31, 2024 and December 31, 2023, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $480.8 million and $446.3 million at March 31, 2024 and December 31, 2023, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $620.9 million as of March 31, 2024, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of March 31, 2024 and December 31, 2023.

At March 31, 2024 and December 31, 2023, we had $350.0 million and $325.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $694.9 million and $721.1 million of additional borrowing availability with the FHLB as of March 31, 2024 and December 31, 2023, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2024 and December 31, 2023. As of December 31, 2023, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2023 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for "Well
			in Capital	Capitalized"
			Conservation	Depository
	March 31, 2024	December 31, 2023	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	17.81%	17.60%	10.50%	N/A
Bank	17.72%	17.51%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	16.96%	16.73%	8.50%	N/A
Bank	16.86%	16.64%	8.50	8.00%
CETI capital (to risk-weighted assets)
Consolidated	16.96%	16.73%	7.00%	N/A
Bank	16.86%	16.64%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	10.27%	10.20%	4.00%	N/A
Bank	10.21%	10.15%	4.00	5.00%

Dividends

On April 17, 2024, the Company declared a cash dividend of $0.20 per share, payable on May 10, 2024, to common shareholders of record as of May 1, 2024. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of March 31, 2024, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of March 31, 2024 and December 31, 2023.

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

We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run three standard and plausible simulations comparing current or flat rates with a +/- 200 basis point ramp in rates over 12 months. These rate scenarios are considered appropriate as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. This analysis also provides the foundation for historical tracking of interest rate risk. The impact of interest rate derivatives, such as interest rate swaps and caps, is included in the model.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2024 and December 31, 2023 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
March 31, 2024	(0.30)%	(1.50)%	(0.10)%	2.80%
December 31, 2023	(0.90)%	0.00%	1.50%	7.80%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100	-200	-300
March 31, 2024	(16.80)%	(11.30)%	(5.60)%	7.20%	14.90%	20.80%
December 31, 2023	(22.20)%	(15.00)%	(7.50)%	9.40%	18.60%	26.10%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2023 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2023 Form 10-K.

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

We did not repurchase any of our common shares during the three months ended March 31, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the first quarter of 2024, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: May 7, 2024	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: May 7, 2024	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer