Form 10-Q
period 2024-06-30
MetroCity Bankshares, Inc.
filed 2024-08-07
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 25,331,916 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

June 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets:
Cash and due from banks	$325,026	$142,152
Federal funds sold	2,833	2,653
Cash and cash equivalents	327,859	144,805
Equity securities	10,276	10,335
Securities available for sale	17,825	18,493
Loans held for sale	—	22,267
Loans, less allowance for credit losses of $17,960 and $18,112, respectively	3,072,538	3,123,993
Accrued interest receivable	15,286	15,125
Federal Home Loan Bank stock	20,251	17,846
Premises and equipment, net	18,160	18,132
Operating lease right-of-use asset	7,599	8,472
Foreclosed real estate, net	1,452	1,466
SBA and USDA servicing asset	7,108	7,251
Mortgage servicing asset, net	1,454	1,273
Bank owned life insurance	72,061	70,957
Interest rate derivatives	36,196	31,781
Other assets	7,305	10,627
Total assets	$3,615,370	$3,502,823

Liabilities:
Deposits:
Non-interest-bearing demand	$564,076	$512,045
Interest-bearing	2,181,784	2,218,891
Total deposits	2,745,860	2,730,936

Federal Home Loan Bank advances	375,000	325,000
Operating lease liability	7,743	8,651
Accrued interest payable	3,482	4,133
Other liabilities	76,057	52,586
Total liabilities	$3,208,142	$3,121,306

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,331,916 and 25,205,506 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	253	252
Additional paid-in capital	46,644	45,699
Retained earnings	336,749	315,356
Accumulated other comprehensive income	23,582	20,210
Total shareholders' equity	407,228	381,517
Total liabilities and shareholders' equity	$3,615,370	$3,502,823

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$50,527	$44,839	$100,644	$88,821
Other investment income	3,547	2,582	5,758	4,521
Federal funds sold	34	61	64	105
Total interest income	54,108	47,482	106,466	93,447

Interest expense:
Deposits	19,735	19,804	41,840	37,180
FHLB advances and other borrowings	3,661	2,708	6,829	5,064
Total interest expense	23,396	22,512	48,669	42,244

Net interest income	30,712	24,970	57,797	51,203

Provision for credit losses:
Provision for loan losses	(105)	(418)	(239)	(418)
Provision for unfunded commitments	(23)	2	(29)	2
Provision for credit losses	(128)	(416)	(268)	(416)

Net interest income after provision for credit losses	30,840	25,386	58,065	51,619

Noninterest income:
Service charges on deposit accounts	532	464	979	913
Other service charges, commissions and fees	1,573	1,266	3,185	2,140
Gain on sale of residential mortgage loans	1,177	—	1,399	—
Mortgage servicing income, net	1,107	(51)	1,336	(147)
Gain on sale of SBA loans	—	1,054	1,051	3,023
SBA servicing income, net	560	1,388	2,056	3,202
Other income	610	570	1,121	1,704
Total noninterest income	5,559	4,691	11,127	10,835

Noninterest expense:
Salaries and employee benefits	8,048	7,103	15,418	13,469
Occupancy and equipment	1,334	1,039	2,688	2,253
Data processing	353	353	647	628
Advertising	157	165	329	311
Other expenses	3,140	2,804	6,311	5,610
Total noninterest expense	13,032	11,464	25,393	22,271

Income before provision for income taxes	23,367	18,613	43,799	40,183
Provision for income taxes	6,430	5,505	12,232	11,345
Net income available to common shareholders	$16,937	$13,108	$31,567	$28,838

Earnings per share:
Basic	$0.67	$0.52	$1.25	$1.15
Diluted	$0.66	$0.51	$1.24	$1.13

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Net income	$16,937	$13,108	$31,567	$28,838

Other comprehensive (loss) gain:

Unrealized holding gains (losses) on securities available for sale	16	(150)	(270)	217
Net changes in fair value of cash flow hedges	(2,454)	16,478	4,953	11,345
Tax effect	673	(5,213)	(1,311)	(3,959)

Other comprehensive (loss) gain	(1,765)	11,115	3,372	7,603

Comprehensive income	$15,172	$24,223	$34,939	$36,441

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, April 1, 2024	25,205,506	$252	$46,105	$324,900	$25,347	$396,604
Net income	—	—	—	16,937	—	16,937
Stock based compensation expense	—	—	550	—	—	550
Vesting of restricted stock	126,820	1	(1)	—	—	—
Repurchase of common stock	(410)	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	—	(1,765)	(1,765)
Dividends declared on common stock ($0.20 per share)	—	—	—	(5,088)	—	(5,088)
Balance, June 30, 2024	25,331,916	$253	$46,644	$336,749	$23,582	$407,228

Balance, April 1, 2023	25,143,675	$251	$45,044	$293,139	$14,527	$352,961
Net income	—	—	—	13,108	—	13,108
Stock based compensation expense	—	—	474	—	—	474
Vesting of restricted stock	136,171	2	(2)	—	—	—
Other comprehensive income	—	—	—	—	11,115	11,115
Dividends declared on common stock ($0.18 per share)	—	—	—	(4,495)	—	(4,495)
Balance, June 30, 2023	25,279,846	$253	$45,516	$301,752	$25,642	$373,163

Six Months Ended:
Balance, January 1, 2024	25,205,506	252	45,699	315,356	20,210	$381,517
Net income	—	—	—	31,567	—	31,567
Stock based compensation expense	—	—	956	—	—	956
Vesting of restricted stock	126,820	1	(1)	—	—	—
Repurchase of common stock	(410)	—	(10)	—	—	(10)
Other comprehensive income	—	—	—	—	3,372	3,372
Dividends declared on common stock ($0.40 per share)	—	—	—	(10,174)	—	(10,174)
Balance, June 30, 2024	25,331,916	$253	$46,644	$336,749	$23,582	$407,228

Balance, January 1, 2023	25,169,709	$252	$45,298	$285,832	$18,039	$349,421
Net income	—	—	—	28,838	—	28,838
Stock based compensation expense	—	—	772	—	—	772
Vesting of restricted stock	136,171	2	(2)	—	—	—
Repurchase of common stock	(26,034)	(1)	(552)	—	—	(553)
Impact of adoption of new accounting standard, net of tax(1)	—	—	—	(3,801)	—	(3,801)
Other comprehensive income	—	—	—	—	7,603	7,603
Dividends declared on common stock ($0.36 per share)	—	—	—	(9,117)	—	(9,117)
Balance, June 30, 2023	25,279,846	$253	$45,516	$301,752	$25,642	$373,163
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL.

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flow from operating activities:
Net income	$31,567	$28,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,474	1,249
Provision for credit losses	(268)	(416)
Stock based compensation expense	956	772
Unrealized losses (gains) recognized on equity securities	59	(58)
Gain on sale of foreclosed real estate	—	(547)
Writedown of foreclosed real estate	14	—
Gain on sale of residential real estate loans	(1,177)	—
Origination of SBA loans held for sale	(24,631)	(67,803)
Proceeds from sales of SBA loans held for sale	25,682	70,826
Gain on sale of SBA loans	(1,051)	(3,023)
Increase in cash value of bank owned life insurance	(1,104)	(880)
Increase in accrued interest receivable	(161)	(706)
Decrease (increase) in SBA and USDA servicing rights	143	(933)
(Increase) Decrease in mortgage servicing rights	(181)	1,459
Decrease in other assets	2,073	951
(Decrease) increase in accrued interest payable	(651)	1,120
Increase in other liabilities	22,976	41,884
Net cash flow provided by operating activities	55,720	72,733

Cash flow from investing activities:
Proceeds from maturities, calls or paydowns of securities available for sale	366	731
(Purchase) redemption of Federal Home Loan Bank stock	(2,405)	1,959
Proceeds from sales of residential real estate loans	134,696	—
(Increase) decrease in loans, net	(59,558)	34,306
Purchases of premises and equipment	(597)	(2,629)
Proceeds from sales of foreclosed real estate owned	—	4,109
Net cash flow provided by investing activities	72,502	38,476

Cash flow from financing activities:
Dividends paid on common stock	(10,082)	(9,053)
Repurchases of common stock	(10)	(553)
Increase in deposits, net	14,924	31,644
Decrease in other borrowings, net	—	(5)
Proceeds from Federal Home Loan Bank advances	450,000	275,000
Repayments of Federal Home Loan Bank advances	(400,000)	(325,000)
Net cash flow provided (used) by financing activities	54,832	(27,967)

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023

Net change in cash and cash equivalents	183,054	83,242
Cash and cash equivalents at beginning of period	144,805	179,485

Cash and cash equivalents at end of period	$327,859	$262,727

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$111,252	$—

Transfer of loan principal to foreclosed real estate, net of write-downs	$—	$235

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$49,350	$41,124

Income taxes	$9,662	$7,473

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2024

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

Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Company’s 2023 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first six months of 2024 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2024. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

Accounting Standards Adopted in 2023

In January 2023, the Company adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU significantly changed how entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the incurred loss approach with an expected loss model, referred to as the current expected credit loss (“CECL”) model. The new standard applied to financial assets subject to credit losses and measured at amortized cost and certain off-balance-sheet credit exposures, which include, but are not limited to, loans, leases, held-to-maturity securities, loan commitments and financial guarantees. ASU 2016-13 simplified the accounting for purchased credit-impaired debt securities and loans and expands the disclosure requirements regarding an entity’s assumptions, models and methods for estimating the allowance for credit losses. In addition, under the new standard, entities are required to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. ASU No. 2016-13 was effective for interim and annual reporting periods beginning after December 15, 2022. With its adoption, ASU 2016-13 provided for a modified retrospective transition by means of a cumulative effect adjustment to equity as of the beginning of the period in which the guidance was effective.

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

For available for sale (“AFS”) securities, the new CECL methodology replaced the other-than-temporary impairment model and required the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline was determined to be other-than-temporary. There was no financial impact related to this implementation since the credit risk associated with our securities portfolio was minimal. The Company has made a policy election to exclude accrued interest from the amortized cost basis of AFS securities. Accrued interest receivable for AFS securities totaled $114,000 and $115,000 as of June 30, 2024 and December 31, 2023, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

The following new accounting policies were adopted during 2023:

Allowance for Credit Losses – Available for Sale Securities

The impairment model for available for sale (“AFS”) securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of June 30, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 below for further details.

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

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $287,000 and $315,000 as of June 30, 2024 and December 31, 2023, respectively, and is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,554	$—	$—	$4,554
States and political subdivisions	8,047	—	(1,403)	6,644
Mortgage-backed GSE residential	8,379	—	(1,752)	6,627
Total	$20,980	$—	$(3,155)	$17,825

	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,637	$—	$—	$4,637
States and political subdivisions	8,072	—	(1,290)	6,782
Mortgage-backed GSE residential	8,669	—	(1,595)	7,074
Total	$21,378	$—	$(2,885)	$18,493

The amortized costs and estimated fair values of investment securities available for sale at June 30, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	5,794	5,757
Due after five years but less than ten years	—	—
Due in more than ten years	6,807	5,441
Mortgage-backed GSE residential	8,379	6,627
Total	$20,980	$17,825

Accrued interest receivable for securities available for sale totaled $114,000 and $115,000 as of June 30, 2024 and December 31, 2023, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of June 30, 2024 and December 31, 2023, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $13.3 million and $13.9 million, respectively. There were no securities sold during the three or six months ended June 30, 2024 and 2023.

Information pertaining to securities with gross unrealized losses at June 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	June 30, 2024
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,403	$6,644
Mortgage-backed GSE residential	—	—	1,752	6,627
Total	$—	$—	$3,155	$13,271

	December 31, 2023
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,290	$6,782
Mortgage-backed GSE residential	—	—	1,595	7,074
Total	$—	$—	$2,885	$13,856

At June 30, 2024, the twenty securities available for sale (11 municipal securities and 9 mortgage-backed securities) with an unrealized loss have depreciated 19.2% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of June 30, 2024 represent a credit loss impairment.  As of June 30, 2024, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of both June 30, 2024 and December 31, 2023, the Company had equity securities with carrying values totaling $10.3 million. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended June 30, 2024 and 2023, we recognized unrealized losses of $12,000 and $70,000, respectively, in net income on our equity securities. During the six months ended June 30, 2024 and 2023, we recognized an unrealized loss of $59,000 and an unrealized gain of $58,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in Other Income on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Construction and development	$13,564	$23,262
Commercial real estate	733,845	711,177
Commercial and industrial	68,300	65,904
Residential real estate	2,282,630	2,350,299
Consumer and other	230	319
Total loans receivable	3,098,569	3,150,961
Unearned income	(8,071)	(8,856)
Allowance for credit losses	(17,960)	(18,112)
Loans, net	$3,072,538	$3,123,993

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of June 30, 2024 and December 31, 2023, accrued interest receivable for loans totaled $15.2 million and $15.0 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

A summary of changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$89	$6,905	$733	$10,253	$2	$17,982
Charge-offs	—	—	—	—	—	—
Recoveries	—	82	1	—	—	83
Provision for loan losses	(64)	31	(36)	(36)	—	(105)
Ending balance	$25	$7,018	$698	$10,217	$2	$17,960

	Three Months Ended June 30, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$45	$6,088	$1,021	$11,792	$1	$18,947
Charge-offs	—	(231)	(221)	—	—	(452)
Recoveries	—	1	13	—	—	14
Provision for loan losses	(15)	350	(160)	(593)	—	(418)
Ending balance	$30	$6,208	$653	$11,199	$1	$18,091

	Six Months Ended June 30, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$46	$6,876	$588	$10,597	$5	$18,112
Charge-offs	—	—	—	—	—	—
Recoveries	—	83	4	—	—	87
Provision for loan losses	(21)	59	106	(380)	(3)	(239)
Ending balance	$25	$7,018	$698	$10,217	$2	$17,960

	Six Months Ended June 30, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$124	$2,811	$1,326	$9,626	$1	$13,888
Impact of adopting ASU 2016-13	(79)	3,275	(307)	2,166	—	5,055
Charge-offs	—	(231)	(221)	—	—	(452)
Recoveries	—	3	15	—	—	18
Provision for loan losses	(15)	350	(160)	(593)	—	(418)
Ending balance	$30	$6,208	$653	$11,199	$1	$18,091

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of June 30, 2024, there were $11.8 million, $3.0 million and $4,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. As of December 31, 2023, there were $11.9 million, $2.8 million and $4,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of both June 30, 2024 and December 31, 2023 was $282,000.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of June 30, 2024 and December 31, 2023:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
June 30, 2024	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$13,318	$—	$—	$—	$—	$—	$13,318
Commercial real estate	727,923	—	1,676	—	1,676	1,209	730,808
Commercial and industrial	67,887	—	147	—	147	32	68,066
Residential real estate	2,263,608	—	2,705	—	2,705	11,763	2,278,076
Consumer and other	230	—	—	—	—	—	230
Total	$3,072,966	$—	$4,528	$—	$4,528	$13,004	$3,090,498

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2023	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$22,568	$—	$—	$—	$—	$548	$23,116
Commercial real estate	702,564	3,752	1,005	—	4,757	991	708,312
Commercial and industrial	64,103	112	101	—	213	1,286	65,602
Residential real estate	2,315,285	15,073	2,541	—	17,614	11,857	2,344,756
Consumer and other	319	—	—	—	—	—	319
Total	$3,104,839	$18,937	$3,647	$—	$22,584	$14,682	$3,142,105

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of June 30, 2024 and December 31, 2023:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
June 30, 2024	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	234	975	1,209
Commercial and industrial	28	4	32
Residential real estate	—	11,763	11,763
Total	$262	$12,742	$13,004

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2023	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$548	$548
Commercial real estate	234	757	991
Commercial and industrial	—	1,286	1,286
Residential real estate	—	11,857	11,857
Total	$234	$14,448	$14,682

All payments received while a loan is on nonaccrual status are applied against the principal balance of the loan. The Company does not recognize interest income while loans are on nonaccrual status.

Credit Quality Indicators

The Company utilizes a ten grade loan risk rating system for its loan portfolio as follows:

●	Loans rated Pass – Loans in this category have low to average risk. There are six loan risk ratings (grades 1-6) included in loans rated Pass.
●	Loans rated Special Mention (grade 7) – Loans do not presently expose the Company to a sufficient degree of risk to warrant adverse classification, but do possess deficiencies deserving close attention.
●	Loans rated Substandard (grade 8) – Loans are inadequately protected by the current credit-worthiness and paying capability of the obligor or of the collateral pledged, if any.
●	Loans rated Doubtful (grade 9) – Loans which have all the weaknesses inherent in loans classified Substandard, with the added characteristic that the weaknesses make collections or liquidation in full, or on the basis of currently known facts, conditions and values, highly questionable or improbable.
●	Loans rated Loss (grade 10) – Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted.

Loan grades are monitored regularly and updated as necessary based upon review of repayment status and consideration of periodic updates regarding the borrower’s financial condition and capacity to meet contractual requirements.

The following tables present the loan portfolio's amortized cost by loan type, risk rating and year of origination as of June 30, 2024 and December 31, 2023. There were no loans with a risk rating of Doubtful or Loss at June 30, 2024 and December 31, 2023.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
June 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total Loans
Construction and development
Pass	$1,456	$5,553	$4,173	$176	$1,172	$240	$—	$12,770
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	548	—	—	—	548
Total construction and development	$1,456	$5,553	$4,173	$724	$1,172	$240	$—	$13,318
Commercial real estate
Pass	$64,651	$151,005	$203,714	$102,203	$75,428	$121,194	$3,350	$721,545
Special Mention	—	—	—	—	1,902	—	—	1,902
Substandard	—	—	580	—	233	6,548	—	7,361
Total commercial real estate	$64,651	$151,005	$204,294	$102,203	$77,563	$127,742	$3,350	$730,808
Commercial and industrial
Pass	$2,835	$17,333	$11,668	$4,348	$3,035	$4,039	$22,899	$66,157
Special Mention	—	—	—	—	—	1,277	—	1,277
Substandard	—	—	—	48	353	231	—	632
Total commercial and industrial	$2,835	$17,333	$11,668	$4,396	$3,388	$5,547	$22,899	$68,066
Residential real estate
Pass	$143,564	$218,182	$674,576	$786,772	$265,119	$176,142	$—	$2,264,355
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	877	2,678	2,043	8,123	—	13,721
Total residential real estate	$143,564	$218,182	$675,453	$789,450	$267,162	$184,265	$—	$2,278,076
Consumer and other
Pass	$230	$—	$—	$—	$—	$—	$—	$230
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$230	$—	$—	$—	$—	$—	$—	$230

Total loans	$212,736	$392,073	$895,588	$896,773	$349,285	$317,794	$26,249	$3,090,498

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total Loans
Construction and development
Pass	$7,715	$13,273	$134	$1,187	$—	$259	$—	$22,568
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	548	—	—	—	—	548
Total construction and development	$7,715	$13,273	$682	$1,187	$—	$259	$—	$23,116
Commercial real estate
Pass	$157,572	$197,590	$104,480	$80,124	$34,147	$115,147	$4,240	$693,300
Special Mention	—	—	—	1,925	—	—	—	1,925
Substandard	—	590	—	233	7,681	4,583	—	13,087
Total commercial real estate	$157,572	$198,180	$104,480	$82,282	$41,828	$119,730	$4,240	$708,312

Commercial real estate:
Current period gross write offs	$—	$—	$224	$—	$—	$231	$—	$455

Commercial and industrial
Pass	$16,411	$13,324	$4,595	$3,192	$2,353	$3,141	$19,315	$62,331
Special Mention	—	—	—	—	211	1,201	—	1,412
Substandard	—	—	1,282	352	205	20	—	1,859
Total commercial and industrial	$16,411	$13,324	$5,877	$3,544	$2,769	$4,362	$19,315	$65,602

Commercial and industrial:
Current period gross write offs	$—	$—	$142	$—	$79	$88	$—	$309

Residential real estate
Pass	$300,773	$717,527	$833,840	$284,535	$60,356	$134,859	$—	$2,331,890
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	357	1,421	2,474	1,382	7,232	—	12,866
Total residential real estate	$300,773	$717,884	$835,261	$287,009	$61,738	$142,091	$—	$2,344,756
Consumer and other
Pass	$319	$—	$—	$—	$—	$—	$—	$319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$319	$—	$—	$—	$—	$—	$—	$319

Total loans	$482,790	$942,661	$946,300	$374,022	$106,335	$266,442	$23,555	$3,142,105

During the six months ended June 30, 2024, three construction and development revolving loans totaling $17.9 million were converted to commercial real estate term loans. During the year ended December 31, 2023, five construction and development revolving loans totaling $30.1 million were converted to commercial real estate term loans.

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

No loan modifications were made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023. No loan modifications previously made to borrowers experiencing financial difficulty defaulted during the three and six months ended June 30, 2024 and 2023. No charge-offs of previously modified loans were recorded during the three and six months ended June 30, 2024 and 2023.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of June 30, 2024 and December 31, 2023, the unpaid principal balances of serviced loans totaled $486.1 million and $508.0 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning of period	$7,611	$7,736	$7,251	$7,038
Change in fair value	(503)	282	(143)	980
End of period, fair value	$7,108	$8,018	$7,108	$8,018

Fair value at June 30, 2024 and December 31, 2023 was determined using discount rates ranging from 6.97% to 11.38% and 8.66% to 14.73%, respectively, and prepayment speeds ranging from 8.54% to 21.57% and 7.29% to 20.23%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at June 30, 2024 and December 31, 2023 was $529.8 million and $443.1 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mortgage loan servicing rights:	2024	2023	2024	2023
Beginning of period	$937	$3,205	$1,273	$3,973
Additions	786	—	923	—
Amortization expense	(269)	(691)	(742)	(1,459)
Valuation allowance	—	—	—	—
End of period, carrying value	$1,454	$2,514	$1,454	$2,514

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Valuation allowance:	2024	2023	2024	2023
Beginning balance	$—	$—	$—	$—
Additions expensed	—	—	—	—
Reductions credited to operations	—	—	—	—
Direct write-downs	—	—	—	—
Ending balance	$—	$—	$—	$—

 The fair value of servicing rights was $6.9 million and $6.3 million at June 30, 2024 and December 31, 2023, respectively. Fair value at June 30, 2024 was determined by using a discount rate of 13.08%, prepayment speeds of 15.99%, and a weighted average default rate of 1.47%. Fair value at December 31, 2023 was determined by using a discount rate of 13.04%, prepayment speeds of 16.16%, and a weighted average default rate of 1.49%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at June 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Convertible advance maturing February 13, 2026; fixed rate of 4.184%	$—	$50,000
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	—
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	—
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	—
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	—
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	—
Convertible advance maturing May 14, 2027; fixed rate of 4.10%	75,000	—
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	—
Convertible advance maturing January 25, 2028; fixed rate of 3.243%	—	50,000
Convertible advance maturing February 14, 2028; fixed rate of 3.625%	—	25,000
Convertible advance maturing June 23, 2028; fixed rate of 3.655%	—	50,000
Convertible advance maturing November 8, 2028; fixed rate of 3.607%	—	50,000
Convertible advance maturing November 8, 2028; fixed rate of 3.745%	—	50,000
Convertible advance maturing November 14, 2028; fixed rate of 3.519%	—	50,000
Total FHLB advances	$375,000	$325,000

The FHLB advances outstanding at June 30, 2024 all have a conversion feature that allows the FHLB to call the advances every three months. At June 30, 2024 and December 31, 2023, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.08 billion and $1.05 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.27 billion and $2.32 billion at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at June 30, 2024.

At June 30, 2024 and December 31, 2023, the Company had Federal Reserve Discount Window funds available of approximately $509.2 million and $446.3 million. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $621.6 million and $604.0 million as of June 30, 2024 and December 31, 2023, respectively, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of June 30, 2024.

NOTE 7 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through October 2033. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (“ROU”) asset and lease liability. None of our leases include options to terminate the lease and none have initial terms of 12 months or less (i.e. short-term leases). Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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

The components of lease cost for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$537	$368	$1,094	$909
Variable lease cost	49	44	98	88
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$586	$412	$1,192	$997

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
June 30, 2025	$1,982
June 30, 2026	1,736
June 30, 2027	1,467
June 30, 2028	1,201
June 30, 2029	704
After June 30, 2029	1,504
Total lease payments	8,594
Less: interest discount	(851)
Present value of lease liabilities	$7,743

Supplemental Lease Information	June 30, 2024
Weighted-average remaining lease term (years)	5.7
Weighted-average discount rate	3.58%

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,050	$1,029
Operating cash flows from operating leases (lease liability reduction)	$908	$898
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$—	$—

NOTE 8 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements began in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $33.9 million and $29.7 million and an unrealized loss of $0 and $476,000 at June 30, 2024 and December 31, 2023, respectively. These unrealized gains and losses are recorded in Interest Rate Derivatives and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap was designated as a cash flow hedge of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $2.3 million and $2.1 million at June 30, 2024 and December 31, 2023, respectively, and are recorded in Interest Rate Derivatives on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At June 30, 2024, there were no cash deposits pledged as collateral by the Company. At June 30, 2024, the Company had $36.5 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2024	December 31, 2023
Notional Amounts	$800,000	$800,000
Weighted-average pay rate	2.28%	2.28%
Weighted-average receive rate	5.33%	5.03%
Weighted-average maturity	4.2 years	4.2 years
Weighted-average remaining maturity	1.9 years	2.4 years
Net interest income	$9,910	$5,246

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2024	December 31, 2023
Notional Amounts	$50,000	$50,000
Rate Cap Premiums	288	350
Cap Rate	2.50%	2.50%
Weighted-average maturity	5.0 years	5.0 years
Weighted-average remaining maturity	2.3 years	2.8 years
Net interest income	$653	$139

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of June 30, 2024 and December 31, 2023 include:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$68,099	$68,083
Standby letters of credit	$7,201	$4,908

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $68.1 million of unused lines of credit and $7.2 million for standby letters of credit as of June 30, 2024. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following presents the assets and liabilities as of June 30, 2024 and December 31, 2023 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	June 30, 2024
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,554	$—	$—	$4,554
States and political subdivisions	6,644	—	6,644	—
Mortgage-backed GSE residential	6,627	—	6,627	—
Total securities available for sale	17,825	—	13,271	4,554

Equity securities	10,276	10,276	—	—
SBA and USDA servicing asset	7,108	—	—	7,108
Interest rate derivatives	36,196	—	36,196	—
	$71,405	$10,276	$49,467	$11,662
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,525	$—	$—	$1,525	$1
Foreclosed real estate, net	221	—	—	221	(14)
	$1,746	$—	$—	$1,746	$(13)

	December 31, 2023
							Total Gains
(Dollars in thousands)	Total	Level 1		Level 2		Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,637		$—		$—	$4,637
States and political subdivisions	6,782		—		6,782	—
Mortgage-backed GSE residential	7,074		—		7,074	—
Total securities available for sale	18,493		—		13,856	4,637

Equity securities	10,335		10,335		—	—
SBA and USDA servicing asset	7,251		—		—	7,251
Interest rate derivatives	31,781		—		31,781	—
	$67,860		$10,335		$45,637	$11,888
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,526	$		$		$1,526	$(148)
Foreclosed real estate, net	526		—		—	526	(239)
	$2,052		$—		$—	$2,052	$(387)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$476		$—		$476	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2024 and 2023:

	Obligations of	SBA and USDA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, April 1, 2024	$4,595	$7,611	$—	$—
Total losses included in income	—	(503)	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(41)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, June 30, 2024	$4,554	$7,108	$—	$—

Fair value, April 1, 2023	$4,834	$7,736	$55	$—
Total gains/(losses) included in income	—	282	(55)	—
Settlements	—	—	—	—
Prepayments/paydowns	(44)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, June 30, 2023	$4,790	$8,018	$—	$—

Six Months Ended:
Fair value, January 1, 2024	$4,637	$7,251	$—	$—
Total losses included in income	—	(143)	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(83)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, June 30, 2024	$4,554	$7,108	$—	$—

Fair value, January 1, 2023	$5,059	$7,038	$47	$—
Total gains/(losses) included in income	—	980	(47)	—
Settlements	—	—	—	—
Prepayments/paydowns	(269)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, June 30, 2023	$4,790	$8,018	$—	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at June 30, 2024 and December 31, 2023:

	Valuation	Unobservable	General
	Technique	Input	Range
June 30, 2024:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	8.54%-21.57%
		Discount rate	6.97%-11.38%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2023:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	7.29%-20.23%
		Discount rate	8.66%-14.73%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023 are as follows:

	Carrying	Estimated Fair Value at June 30, 2024
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$327,859	$—	$327,859	$—	$327,859
Investment securities	28,101	10,276	13,271	4,554	28,101
FHLB stock	20,251	—	—	—	N/A
Loans, net	3,072,538	—	—	2,937,346	2,937,346
Accrued interest receivable	15,286	—	96	15,190	15,286
SBA and USDA servicing asset	7,108	—	—	7,108	7,108
Mortgage servicing asset	1,454	—	—	6,859	6,859
Interest rate derivatives	36,196	—	36,196	—	36,196
Financial Liabilities:
Deposits	2,745,860	—	2,744,212	—	2,744,212
Federal Home Loan Bank advances	375,000	—	374,250	—	374,250
Accrued interest payable	3,482	—	3,482	—	3,482

	Carrying	Estimated Fair Value at December 31, 2023
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$144,805	$—	$144,805	$—	$144,805
Investment securities	28,828	10,335	13,856	4,637	28,828
FHLB stock	17,846	—	—	—	N/A
Loans held for sale	22,267	—	22,267	—	22,267
Loans, net	3,123,993	—	—	2,982,789	2,982,789
Accrued interest receivable	15,125	—	101	15,024	15,125
SBA and USDA servicing asset	7,251	—	—	7,251	7,251
Mortgage servicing asset	1,273	—	—	6,344	6,344
Interest rate derivatives	31,781	—	31,781	—	31,781
Financial Liabilities:
Deposits	2,730,936	—	2,729,024	—	2,729,024
Federal Home Loan Bank advances	325,000	—	322,075	—	322,075
Accrued interest payable	4,133	—	4,133	—	4,133
Interest rate derivatives	476	—	476	—	476

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of June 30, 2024 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2024 and December 31, 2023.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of June 30, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$401,894	19.12%	220,759	10.5%	N/A	N/A
Bank	400,013	19.03%	220,753	10.5	210,241	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	383,647	18.25%	178,710	8.5%	N/A	N/A
Bank	381,766	18.16%	178,705	8.5	168,193	8.0%
Common Tier 1 (CET1)
Consolidated	383,647	18.25%	147,173	7.0%	N/A	N/A
Bank	381,766	18.16%	147,169	7.0	136,657	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	383,647	10.75%	142,731	4.0%	N/A	N/A
Bank	381,766	10.70%	142,709	4.0	178,386	5.0%
As of December 31, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$372,482	17.60%	222,188	10.5%	N/A	N/A
Bank	370,459	17.51%	222,181	10.5	211,601	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	354,055	16.73%	179,867	8.5%	N/A	N/A
Bank	352,032	16.64%	179,861	8.5	169,281	8.0%
Common Tier 1 (CET1)
Consolidated	354,055	16.73%	148,125	7.0%	N/A	N/A
Bank	352,032	16.64%	148,121	7.0	137,541	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	354,055	10.20%	138,790	4.0%	N/A	N/A
Bank	352,032	10.15%	138,763	4.0	173,454	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At June 30, 2024, 240,000 stock options had been granted and 878,901 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2024 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2024	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2024	240,000	$12.70

The Company recognized no compensation expense for stock options during the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the six months ended June 30, 2024 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2024	230,221	$17.71
Granted	104,464	24.65
Vested	(126,820)	19.33
Forfeited	—	—
Nonvested at June 30, 2024	207,865	$20.20

During the three months ended June 30, 2024 and 2023, the Company recognized compensation expense for restricted stock of $550,000 and $474,000, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized compensation expense for restricted stock of $956,000 and $772,000, respectively. As of June 30, 2024 and December 31, 2023, there was $4.6 million and $3.0 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of June 30, 2024, the cost is expected to be recognized over a weighted-average period of  2.4 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Basic earnings per share
Net Income	$16,937	$13,108	$31,567	$28,838

Weighted average common shares outstanding	25,245,842	25,188,567	25,225,674	25,166,746

Basic earnings per common share	$0.67	$0.52	$1.25	$1.15

Diluted earnings per share
Net Income	$16,937	$13,108	$31,567	$28,838

Weighted average common shares outstanding for basic earnings per common share	25,245,842	25,188,567	25,225,674	25,166,746
Add: Dilutive effects of restricted stock and options	322,691	288,576	321,497	302,195

Average shares and dilutive potential common shares	25,568,533	25,477,143	25,547,171	25,468,941

Diluted earnings per common share	$0.66	$0.51	$1.24	$1.13

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and six months ended June 30, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2023 through June 30, 2024 and on our results of operations for the three and six months ended June 30, 2024 and 2023. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	General economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of prolonged elevated interest rates and inflation;

●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impacts related to our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;

●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to and the potential effect on our reputation;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the development of generative artificialy intelligence, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;

●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine and the ongoing conflict in Israel and the surrounding areas), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in our the Company’s 2023 Form 10-K, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for additional information on the allowance for credit losses and the allowance for unfunded commitments.

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

See Note 1 and Note 3 of our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of June 30, 2024, we had total assets of $3.62 billion, total loans of $3.09 billion, total deposits of $2.75 billion and total shareholders’ equity of $407.2 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the six months ended June 30, 2024 and 2023. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2024	2024	2023	2023	2023	2024	2023
Selected income statement data:
Interest income	$54,108	$52,358	$50,671	$48,709	$47,482	$106,466	$93,447
Interest expense	23,396	25,273	24,549	24,555	22,512	48,669	42,244
Net interest income	30,712	27,085	26,122	24,154	24,970	57,797	51,203
Provision for credit losses	(128)	(140)	782	(381)	(416)	(268)	(416)
Noninterest income	5,559	5,568	4,712	2,657	4,691	11,127	10,835
Noninterest expense	13,032	12,361	13,915	11,540	11,464	25,393	22,271
Income tax expense	6,430	5,801	4,790	4,224	5,505	12,232	11,345
Net income	16,937	14,631	11,347	11,428	13,108	31,567	28,838
Per share data:
Basic income per share	$0.67	$0.58	$0.45	$0.45	$0.52	$1.25	$1.15
Diluted income per share	$0.66	$0.57	$0.44	$0.45	$0.51	$1.24	$1.13
Dividends per share	$0.20	$0.20	$0.18	$0.18	$0.18	$0.40	$0.36
Book value per share (at period end)	$16.08	$15.73	$15.14	$15.24	$14.76	$16.08	$14.76
Shares of common stock outstanding	25,331,916	25,205,506	25,205,506	25,241,157	25,279,846	25,331,916	25,279,846
Weighted average diluted shares	25,568,333	25,548,089	25,543,861	25,591,874	25,477,143	25,547,171	25,468,941
Performance ratios:
Return on average assets	1.89%	1.65%	1.29%	1.30%	1.55%	1.77%	1.71%
Return on average equity(1)	17.10	15.41	11.71	12.14	14.87	16.27	16.47
Dividend payout ratio	30.03	34.77	40.36	40.18	34.77	32.23	31.61
Yield on total loans	6.46	6.34	6.11	5.98	5.95	6.40	5.90
Yield on average earning assets	6.45	6.27	6.14	5.92	5.90	6.36	5.84
Cost of average interest bearing liabilities	3.68	3.94	3.91	3.97	3.74	3.81	3.52
Cost of deposits	3.63	3.97	3.95	4.05	3.88	3.80	3.69
Net interest margin	3.66	3.24	3.17	2.94	3.10	3.45	3.20
Efficiency ratio(2)	35.93	37.86	45.13	43.04	38.65	36.84	35.84
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	(0.01)%	(0.00)%	0.04%	(0.00)%	0.06%	(0.01)%	0.03%
Nonperforming assets to gross loans and OREO	0.47	0.47	0.51	0.52	0.46	0.47	0.46
ACL to nonperforming loans	138.11	135.23	123.36	116.74	138.77	138.11	138.77
ACL to loans held for investment	0.58	0.58	0.57	0.58	0.60	0.58	0.60

Balance sheet and capital ratios:
Gross loans held for investment to deposits	112.85%	110.97%	115.38%	111.77%	112.27%	112.85%	112.27%
Noninterest bearing deposits to deposits	20.54	19.43	18.75	20.58	21.32	20.54	21.32
Investment securities to assets	0.78	0.78	0.82	0.79	0.84	0.78	0.84
Common equity to assets	11.26	10.87	10.89	10.96	10.74	11.26	10.74
Leverage ratio	10.57	10.27	10.20	10.07	10.03	10.57	10.03
Common equity tier 1 ratio	18.00	16.96	16.73	17.03	16.69	18.00	16.69
Tier 1 risk-based capital ratio	18.00	16.96	16.73	17.03	16.69	18.00	16.69
Total risk-based capital ratio	18.87	17.81	17.60	17.91	17.59	18.87	17.59
Mortgage and SBA loan data:
Mortgage loans serviced for others	$529,823	$443,905	$443,072	$464,823	$487,787	$529,823	$487,787
Mortgage loan production	94,056	94,016	128,931	91,891	72,830	188,072	116,165
Mortgage loan sales	111,424	21,873	—	—	—	133,297	—
SBA loans serviced for others	486,051	516,425	508,000	487,827	493,579	486,051	493,579
SBA loan production	8,297	11,397	27,529	18,212	16,110	19,694	42,349
SBA loan sales	—	24,065	—	5,169	30,298	24,065	66,756
(1)	Excluding average accumulated other comprehensive income, our return on average equity for the three months ended June 30, 2024 and 2023 was 18.26% and 15.50%, respectively. Excluding average accumulated other comprehensive income, our return on average equity for the six months ended June 30, 2024 and 2023 was 17.28% and 17.27%, respectively.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Banking Industry Developments

During the first half of 2024, the banking industry is still experiencing volatility and industry wide concerns related to liquidity, deposit outflows, uninsured deposit concentrations, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company’s liquidity position and balance sheet remains robust. The Company’s total deposits increased by 0.5% from December 31, 2023 to $2.75 billion at June 30, 2024. The Company’s uninsured deposits represented 23.4% of total deposits at June 30, 2024 compared to 26.5% of total deposits at December 31, 2023. The Company also took a number of preemptive actions, which included proactive outreach to clients and actions to maximize its funding sources in response to these developments. Furthermore, the Company’s capital remains strong with common equity Tier 1 and total capital ratios of 18.25 % and 19.12%, respectively, as of June 30, 2024.

Results of Operations

We recorded net income of $16.9 million for the three months ended June 30, 2024 compared to $13.1 million for the same period in 2023, an increase of $3.8 million, or 29.2%. This increase was due to an increase in net interest income of $5.7 million and an increase in noninterest income of $868,000, offset by an increase in income tax expense of $925,000, an increase in noninterest expense of $1.6 million and an increase in provision for credit losses of $288,000.

For the six months ended June 30, 2024, we recorded net income of $31.6 million compared to $28.8 million for the six months ended June 30, 2023, an increase of $2.7 million, or 9.5%. This increase was due to an increase in net interest income of $6.6 million and an increase in noninterest income of $292,000, offset by an increase in noninterest expense of $3.1 million, an increase in income tax expense of $887,000 and an increase in in provision for credit losses of $148,000.

Basic and diluted earnings per common share for the three months ended June 30, 2024 was $0.67 and $0.66 compared to $0.52 and $0.51 for the basic and diluted earnings per common share for the same period in 2023. For the six months ended June 30, 2024, basic and diluted earnings per common share was $1.25 and $1.24, respectively, compared to $1.15 and $1.13 for the same period in 2023, respectively.

Interest Income

Interest income totaled $54.1 million for the three months ended June 30, 2024, an increase of $6.6 million, or 14.0%, from the three months ended June 30, 2023, primarily due to a 51 basis points increase in the loan yield coupled with a $119.9 million increase in average loan balances, as well as a 109 basis points increase in the total investment yield. The increase in average loans is due to an increase of $83.8 million in average commercial real estate loans, an increase of $40.5 million in average residential mortgage loans and an increase of $21.4 million in average commercial and industrial loans, offset by a decrease of $25.9 million in construction and development loans. As compared to the three months ended June 30, 2023, the yield on average interest-earning assets increased by 55 basis points to 6.45% from 5.90% with the yield on average loans increasing by 51 basis points and the yield on average total investments increasing by 109 basis points.

Interest income was $106.5 million for the six months ended June 30, 2024 compared to $93.4 million for the same period in 2023, an increase of $13.0 million, or 13.9%, primarily due to a 50 basis point increase in the loan yield coupled with an increase in average loan balances of $125.8 million. The increase in average loans is due to an increase of $63.9 million in both average commercial real estate loans and residential mortgage loans and an increase of $19.4 million in average commercial and industrial loans, offset by a decrease of $21.5 million in construction and development loans. As compared to the six months ended June 30, 2023, the yield on average interest-earning assets increased by 52 basis points to 6.36% from 5.84% with the yield on average loans increasing by 50 basis points and the yield on average total investments increasing by 90 basis points.

Interest Expense

Interest expense for the three months ended June 30, 2024 increased $884,000, or 3.9%, to $23.4 million compared to interest expense of $22.5 million for the three months ended June 30, 2023, primarily due to a $139.8 million increase in deposit balances and a 106 basis points increase in borrowing costs, offset by a 25 basis decrease in deposit costs. The 25 basis points decrease in deposit costs was primarily driven by a 188 basis points decrease in the yield on average money market deposits from the benefit received on our interest rate swaps, offset by a 106 basis increase in time deposit costs. Average time deposits increased by $115.2 million and average money market and savings deposits increased by $44.0 million. Average borrowings outstanding for the three months ended June 30, 2024 decreased by $1.8 million but had an increase in rate of 106 basis points compared to the three months ended June 30, 2023.

Interest expense totaled $48.7 million for the six months ended June 30, 2024, an increase of $6.4 million, or 15.2%, compared to the same period in 2023, primarily due to an 11 basis points increase in deposit costs and a 121 basis points increase in borrowing costs coupled with a $177.4 million increase in average interest-bearing deposits. Average borrowings outstanding for the six months ended June 30, 2024 decreased by $30.5 million with an increase in rate of 121 basis points compared to the same period in 2023.

The Company currently has interest rate derivative agreements totaling $850.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.29%. During the three months ended June 30, 2024, we recorded a credit to interest expense of $6.5 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $857,000 recorded during the three months ended June 30, 2023. Based on the Federal Funds Effective rate as of June 30, 2024 (5.33%), the Company would estimate to record a credit to interest expense of approximately $12.9 million for the remainder of 2024 from the benefit received on these interest rate derivatives. See Note 8 of our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives.

Net Interest Margin

The net interest margin for the three months ended June 30, 2024 increased by 56 basis points to 3.66% from 3.10% for the three months ended June 30, 2023, primarily due to a 55 basis points increase in the yield on average interest-earning assets of $3.37 billion and a six basis point decrease in the cost of average interest-bearing liabilities of $2.55 billion. Average earning assets for the second quarter of 2024 increased by $144.9 million from the second quarter of 2023, due to a $119.9 million increase in average loans and a $24.9 million decrease in average total investments. Average interest-bearing liabilities for the second quarter of 2024 increased by $138.0 million from the second quarter of 2023, driven by an increase in average interest-bearing deposits of $139.8 million, offset by a decrease in average borrowings of $1.8 million.

The net interest margin for the six months ended June 30, 2024 increased by 25 basis points to 3.45% from 3.20% for the six months ended June 30, 2023, primarily due to a 52 basis points increase in the yield on average interest-earning assets of $3.37 billion, offset by a 29 basis point increase in the cost of average interest-bearing liabilities of $2.57 billion. Average earning assets increased by $137.3 million, due to a $125.8 million increase in average loans and a $12.8 million increase in average interest-earning cash accounts. Average interest-bearing liabilities increased by $147.0 million, primarily driven by an increase in average interest-bearing deposits of $177.4 million, offset by a $30.5 million decrease in average borrowings.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition  and the shape of the interest rate yield curve. The increase in our net interest margin is primarily the result of our decreasing deposit costs from the benefit received on our interest rate derivatives, as well as the continued increase to our loan yields.

Average Balances, Interest and Yields

The following tables present, for the three and six months ended June 30, 2024 and 2023, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended June 30,
	2024			2023
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$196,068	$3,368	6.91%	$169,976	$2,445	5.77%
Investment securities	31,364	213	2.73	32,525	198	2.44
Total investments	227,432	3,581	6.33	202,501	2,643	5.24
Construction and development	14,501	320	8.88	40,386	555	5.51
Commercial real estate	737,846	17,030	9.28	654,021	14,362	8.81
Commercial and industrial	69,208	1,728	10.04	47,836	1,119	9.38
Residential real estate	2,322,763	31,408	5.44	2,282,264	28,777	5.06
Consumer and other	290	41	56.86	153	26	68.16
Gross loans(2)	3,144,608	50,527	6.46	3,024,660	44,839	5.95
Total earning assets	3,372,040	54,108	6.45	3,227,161	47,482	5.90
Noninterest-earning assets	223,455			167,506
Total assets	3,595,495			3,394,667
Interest-bearing liabilities:
NOW and savings deposits	143,460	1,198	3.36	160,967	839	2.09
Money market deposits	998,601	6,135	2.47	956,598	10,370	4.35
Time deposits	1,042,758	12,402	4.78	927,478	8,595	3.72
Total interest-bearing deposits	2,184,819	19,735	3.63	2,045,043	19,804	3.88
Borrowings	369,232	3,661	3.99	371,000	2,708	2.93
Total interest-bearing liabilities	2,554,051	23,396	3.68	2,416,043	22,512	3.74
Noninterest-bearing liabilities:
Noninterest-bearing deposits	545,114			558,907
Other noninterest-bearing liabilities	98,066			66,037
Total noninterest-bearing liabilities	643,180			624,944
Shareholders' equity	398,264			353,680
Total liabilities and shareholders' equity	$3,595,495			$3,394,667
Net interest income		$30,712			$24,970
Net interest spread			2.77			2.16
Net interest margin			3.66			3.10
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30,
	2024			2023
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$170,500	$5,420	6.39%	$157,733	$4,250	5.43%
Investment securities	31,488	402	2.57	32,737	376	2.32
Total investments	201,988	5,822	5.80	190,470	4,626	4.90
Construction and development	18,236	825	9.10	39,745	1,078	5.47
Commercial real estate	726,949	33,138	9.17	663,015	28,341	8.62
Commercial and industrial	66,891	3,301	9.92	47,473	2,149	9.13
Residential real estate	2,350,821	63,298	5.41	2,286,955	57,199	5.04
Consumer and other	269	82	61.30	160	54	68.06
Gross loans(2)	3,163,166	100,644	6.40	3,037,348	88,821	5.90
Total earning assets	3,365,154	106,466	6.36	3,227,818	93,447	5.84
Noninterest-earning assets	218,629			171,295
Total assets	3,583,783			3,399,113
Interest-bearing liabilities:
NOW and savings deposits	151,043	2,082	2.77	163,948	1,487	1.83
Money market deposits	1,038,035	15,828	3.07	967,714	20,029	4.17
Time deposits	1,022,275	23,930	4.71	902,280	15,664	3.50
Total interest-bearing deposits	2,211,353	41,840	3.80	2,033,942	37,180	3.69
Borrowings	356,539	6,829	3.85	386,996	5,064	2.64
Total interest-bearing liabilities	2,567,892	48,669	3.81	2,420,938	42,244	3.52
Noninterest-bearing liabilities:
Noninterest-bearing deposits	533,707			568,888
Other noninterest-bearing liabilities	92,128			56,142
Total noninterest-bearing liabilities	625,835			625,030
Shareholders' equity	390,056			353,145
Total liabilities and shareholders' equity	$3,583,783			$3,399,113
Net interest income		$57,797			$51,203
Net interest spread			2.55			2.32
Net interest margin			3.45			3.20
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$628	$295	$923
Investment securities	(38)	53	15
Total investments	590	348	938
Construction and development	(293)	58	(235)
Commercial real estate	1,814	854	2,668
Commercial and industrial	533	76	609
Residential real estate	527	2,104	2,631
Consumer and Other	10	5	15
Gross loans(2)	2,591	3,097	5,688
Total earning assets	3,181	3,445	6,626
Interest-bearing liabilities:
NOW and savings deposits	(146)	505	359
Money market deposits	476	(4,711)	(4,235)
Time deposits	1,170	2,637	3,807
Total interest-bearing deposits	1,500	(1,569)	(69)
Borrowings	(52)	1,005	953
Total interest-bearing liabilities	1,448	(564)	884
Net interest income	$1,733	$4,009	$5,742
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$609	$561	$1,170
Investment securities	(83)	109	26
Total investments	526	670	1,196
Construction and development	(625)	372	(253)
Commercial real estate	3,032	1,765	4,797
Commercial and industrial	964	188	1,152
Residential real estate	1,845	4,254	6,099
Consumer and Other	19	9	28
Gross loans(2)	5,235	6,588	11,823
Total earning assets	5,761	7,258	13,019
Interest-bearing liabilities:
NOW and savings deposits	(166)	761	595
Money market deposits	1,755	(5,956)	(4,201)
Time deposits	2,369	5,897	8,266
Total interest-bearing deposits	3,958	702	4,660
Borrowings	(804)	2,569	1,765
Total interest-bearing liabilities	3,154	3,271	6,425
Net interest income	$2,607	$3,987	$6,594
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

We recorded a credit provision of $128,000 and $268,000 during the three and six months ended June 30, 2024 compared to a credit provision of $416,000 recorded for both the three and six months ended June 30, 2023. The credit provision recorded during the first half of 2024 was primarily due the decrease in the general reserves allocated to our residential mortgage loan portfolio as a large amount of residential mortgage loans were sold, as well as $83,000 in recoveries recorded during the period. Our ACL as a percentage of gross loans for the periods ended June 30, 2024, December 31, 2023 and June 30, 2023 was 0.58%, 0.57% and 0.60%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended June 30, 2024 was $5.6 million, an increase of $868,000, or 18.5%, compared to $4.7 million for the three months ended June 30, 2023. Noninterest income for the six months ended June 30, 2024 was $11.1 million, an increase of $292,000, or 2.7%, compared to $10.8 million for the six months ended June 30, 2023.

The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$532	$464	$68	14.7%	$979	$913	$66	7.2%
Other service charges, commissions and fees	1,573	1,266	307	24.2	3,185	2,140	1,045	48.8
Gain on sale of residential mortgage loans	1,177	—	1,177	100.0	1,399	—	1,399	100.0
Mortgage servicing income, net	1,107	(51)	1,158	2,270.6	1,336	(147)	1,483	1,008.8
Gain on sale of SBA loans	—	1,054	(1,054)	(100.0)	1,051	3,023	(1,972)	(65.2)
SBA servicing income, net	560	1,388	(828)	(59.7)	2,056	3,202	(1,146)	(35.8)
Other income	610	570	40	7.0	1,121	1,704	(583)	(34.2)
Total noninterest income	$5,559	$4,691	$868	18.5%	$11,127	$10,835	$292	2.7%

Service charges on deposit accounts increased $68,000, or 14.7%, to $532,000 for the three months ended June 30, 2024 compared to $464,000 for the same three months during 2023. Service charges on deposit accounts were $979,000 for the six months ended June 30, 2024 compared to $913,000 for the same period in 2023, an increase of $66,000, or 7.2%. These increases were primarily attributable to higher overdraft fees and wire transfer fees, offset by lower analysis charges.

Other service charges, commissions and fees increased $307,000, or 24.2%, to $1.6 million for the three months ended June 30, 2024 compared to $1.3 million for the three months ended June 30, 2023. Other service charges, commissions and fees increased $1.1 million, or 48.8%, to $3.2 million for the six months ended June 30, 2024 compared to $2.1 million for the six months ended June 30, 2023. These increases were mainly attributable to higher processing, underwriting and origination fees earned from our origination of residential mortgage loans as mortgage volume increased during the three and six months ended June 30, 2024 compared to the same periods in 2023. Mortgage loan originations totaled $94.1 million and $188.1 million during the three and six months ended June 30, 2024 compared to $72.8 million and $116.2 million during the same periods in 2023.

Total gain on sale of loans was $1.2 million for the three months ended June 30, 2024 compared to $1.1 million for the same period of 2023, an increase of $123,000, or 11.7%. Total gain on sale of loans was $2.5 million for the six months ended June 30, 2024 compared to $3.0 million for the same period of 2023, a decrease of $573,000, or 19.0%.

Gain on sale of residential mortgage loans totaled $1.2 million and $1.4 million for the three and six months ended June 30, 2024 as we sold $111.4 million and $133.3 million in residential mortgage loans during these periods with an average premium of 1.05%. We recorded no gain on sale of residential mortgage loans during the three and six months ended June 30, 2023 as no mortgage loans were sold during the period.

We recorded no gain on sale of SBA loans during the three months ended June 30, 2024 as no SBA loans were sold during the period. Gain on sale of SBA loans totaled $1.1 million for the three months ended June 30, 2023 as we sold $30.3 million in SBA loans during the period with average premiums of 5.24%. Gain on sale of SBA loans totaled $1.1 million for the six months ended June 30, 2024 compared to $3.0 million for the same period in 2023. We sold $24.1 million in SBA loans during the six months ended June 30, 2024 with average premiums of 6.72% compared to $66.8 million sold during the same period in 2023 with average premiums of 6.10%.

Mortgage loan servicing income, net of amortization, increased by $1.2 million, or 2270.6%, to $1.1 million during the three months ended June 30, 2024 compared to an expense balance of $51,000 for the same period of 2023. Mortgage loan servicing income increased by $1.5 million, or 1008.8%, to $1.3 million during the six months ended June 30, 2024 compared to an expense balance of $147,000 for the same period of 2023. The changes in mortgage loan servicing income were primarily due to decreases in mortgage servicing amortization and an increase in capitalized mortgage servicing assets, offset by the decrease in mortgage servicing fees. Included in mortgage loan servicing income for the three and six months ended June 30, 2024 was $590,000 and $1.2 million in mortgage servicing fees compared to $640,000 and $1.3 million for the same periods in 2023 and capitalized mortgage servicing assets of $786,000 and $923,000 for the three and six months ended June 30, 2024 compared to $0 for the same periods in 2023. These amounts were offset by mortgage loan servicing asset amortization of $269,000 and $742,000 for the three and six months ended June 30, 2024 compared to $691,000 and $1.5 million during the three and six months ended June 30, 2023. During the three and six months ended June 30, 2024 and 2023, we did not record a fair value impairment on our mortgage servicing assets. Our total residential mortgage loan servicing portfolio was $529.8 million at June 30, 2024 compared to $487.8 million at June 30, 2023.

SBA servicing income decreased by $828,000, or 59.7%, to $560,000 for the three months ended June 30, 2024 compared to $1.4 million for the three months ended June 30, 2023. SBA servicing income was $2.1 million for the six months ended June 30, 2024 compared to $3.2 million for the same period in 2023, a decrease of $1.1 million, or 35.8%. Our total SBA and USDA loan servicing portfolio was $486.1 million as of June 30, 2024 compared to $493.6 million as of June 30 2023. Included in SBA servicing income for the three and six months ended June 30, 2024 was $1.1 million and $2.2 million in SBA servicing fees compared to $1.1 million and $2.2 million for the same periods in 2023. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended June 30, 2024, we recorded a $503,000 fair value charge to our SBA servicing rights compared to a $282,000 fair value increase to our SBA servicing rights during the three months ended June 30, 2023. During the six months ended June 30, 2024, we recorded a $143,000 fair value charge to our SBA servicing rights compared to a $980,000 fair value increase during the six months ended June 30, 2023.

Other noninterest income increased by $40,000, or 7.0%, to $610,000 for the three months ended June 30, 2024 compared to $570,000 for the three months ended June 30, 2023. The increase was mainly due to the increase in bank owned life insurance income. Other noninterest income was $1.1 million for the six months ended June 30, 2024 compared to $1.7 million for the same period in 2023, a decrease of $583,000, or 34.2%. The decrease was mainly due to a gain on sale of foreclosed real estate of $547,000 recorded during the six months ended June 30, 2023 compared to no gain on sale being recorded during the three months ended June 30, 2024. The largest component of other noninterest income is the income on bank owned life insurance which totaled $569,000 and $1.1 million, respectively, for the three and six months ended June 30, 2024 compared to $445,000 and $880,000, respectively, for the three and six months ended June 30, 2023. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $12,000 (loss) and $59,000 (loss) for the three and six months ended June 30, 2024, respectively, compared to $70,000 (loss) and $58,000 (gain) for the same periods in 2023, respectively.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2024 was $13.0 million compared to $11.5 million for the three months ended June 30, 2023, an increase of $1.6 million, or 13.7%. Noninterest expense for the six months ended June 30, 2024 was $25.4 million compared to $22.3 million for the six months ended June 30, 2023, an increase of $3.1 million, or 14.0%.

The following table sets forth the major components of our noninterest expense for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands )	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$8,048	$7,103	$945	13.3%	$15,418	$13,469	$1,949	14.5%
Occupancy and equipment	1,334	1,039	295	28.4	2,688	2,253	435	19.3
Data processing	353	353	—	—	647	628	19	3.0
Advertising	157	165	(8)	(4.8)	329	311	18	5.8
Other expenses	3,140	2,804	336	12.0	6,311	5,610	701	12.5
Total noninterest expense	$13,032	$11,464	$1,568	13.7%	$25,393	$22,271	$3,122	14.0%

Salaries and employee benefits expense for the three months ended June 30, 2024 was $8.0 million compared to $7.1 million for the three months ended June 30, 2023, an increase of $945,000, or 13.3%. Salaries and employee benefits expense for the six months ended June 30, 2024 was $15.4 million compared to $13.5 million for the six months ended June 30, 2023, an increase of $1.9 million, or 14.5%. These increases were partially attributable to higher restricted stock expense and employee insurance, as well as higher commissions paid to our loan officers as loan volume increased during the three and six months ended June 30, 2024 compared to the same period in 2023.

Occupancy and equipment expense for the three months ended June 30, 2024 was $1.3 million compared to $1.0 million for the three months ended June 30, 2023, an increase of $295,000, or 28.4%. Occupancy and equipment expense for the six months ended June 30, 2024 was $2.7 million compared to $2.3 million for the six months ended June 30, 2023, an increase of $435,000, or 19.3%. These increases were primarily due to higher maintenance and service expense, rent expense, and depreciation expense.

Data processing expenses for the three and six months ended June 30, 2024 remained relatively flat compared to the same periods in 2023.

Advertising expenses for the three and six months ended June 30, 2024 remained relatively flat compared to the same periods in 2023.

Other expenses for the three months ended June 30, 2024 were $3.1 million compared to $2.8 million for the three months ended June 30, 2023, an increase of $336,000, or 12.0%. This increase was partially due to higher security expense and loan and other real estate owned related expenses, offset by lower FDIC insurance premiums and professional fees. Other operating expenses for the six months ended June 30, 2024 were $6.3 million compared to $5.6 million for the six months ended June 30, 2023, an increase of $701,000, or 12.5%. This increase was partially due to higher FDIC insurance premiums, audit expense and security expense, partially offset by lower loan related expenses and legal fees. Included in other expenses for the six months ended June 30, 2024 and 2023 were directors’ fees of approximately $324,000 and $287,000, respectively.

Income Tax Expense

Income tax expense for the three months ended June 30, 2024 and 2023 was $6.4 million and $5.5 million, respectively. The Company’s effective tax rates were 27.5% and 29.6% for the three months ended June 30, 2024 and 2023, respectively.

Income tax expense for the six months ended June 30, 2024 and 2023 was $12.2 million and $11.3 million, respectively. The Company’s effective tax rates were 27.9% and 28.2% for the six months ended June 30, 2024 and 2023, respectively.

Financial Condition

Total assets increased $112.5 million, or 3.2%, to $3.62 billion at June 30, 2024 as compared to $3.50 billion at December 31, 2023. The increase in total assets was primarily attributable to increases in cash and due from banks of $182.9 million, interest rate derivatives of $4.4 million and Federal Home Loan Bank stock of $2.4 million, partially offset by decreases in loans held for investment of $51.6 million, loans held for sale of $22.3 million and other assets of $3.3 million.

Our investment securities portfolio made up only 0.78% of our total assets at June 30, 2024 compared to 0.82% at December 31, 2023.

Loans

Gross loans held for investment decreased $52.4 million, or 1.7%, to $3.10 billion as of June 30, 2024 as compared to $3.15 billion as of December 31, 2023. Our loan decline during the six months ended June 30, 2024 was comprised of a decrease of $9.7 million, or 41.7%, in construction and development loans, an increase of $22.7 million, or 3.2%, in commercial real estate loans, an increase of $2.4 million, or 3.6%, in commercial and industrial loans, a decrease of $67.7 million, or 2.9%, in residential real estate loans and a decrease of $89,000, or 27.9%, in consumer and other loans. We had no loans held for sale as of June 30, 2024 compared to $22.3 million as of December 31, 2023.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$13,564	0.4%	$23,262	0.7%
Commercial real estate	733,845	23.7%	711,177	22.6%
Commercial and industrial	68,300	2.2%	65,904	2.1%
Residential real estate	2,282,630	73.7%	2,350,299	74.6%
Consumer and other	230	—%	319	—%
Gross loans	$3,098,569	100.0%	$3,150,961	100.0%
Less unearned income	(8,071)		(8,856)
Total loans held for investment	$3,090,498		$3,142,105

SBA and USDA Loan Servicing

As of June 30, 2024 and December 31, 2023, we serviced $486.1 million and $508.0 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $7.1 million and $7.3 million at June 30, 2024 and December 31, 2023, respectively. See Note 4 of our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three and six months ended June 30, 2024 and 2023.

Residential Mortgage Loan Servicing

As of June 30, 2024, we serviced $529.8 million in residential mortgage loans for others compared to $443.1 million as of December 31, 2023. We carried a servicing asset, net of amortization, of $1.5 million and $1.3 million at June 30, 2024 and December 31, 2023, respectively. Amortization relating to the mortgage loan servicing asset was $269,000 and $742,000 for the three and six months ended June 30, 2024, respectively, compared to $691,000 and $1.5 million for the same periods in 2023. During the three and six months ended June 30, 2024 and 2023, we did not record a fair value impairment on our mortgage servicing asset. See Note 5 of our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and six months ended June 30, 2024 and 2023.

Asset Quality

Nonperforming Loans

Asset quality remained relatively strong during the second quarter of 2024 as our nonperforming loans to total loans remained low at 0.83% as of June 30, 2024. Nonperforming loans were $13.0 million at June 30 2024 compared to $14.7 million at December 31, 2023. The decrease from December 31, 2023 to June 30, 2024 was attributable to a $1.7 million decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the six months ended June 30, 2024 or the year ended December 31, 2023.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO. Nonaccrual loans at June 30, 2024 comprised of $1.2 million of commercial real estate loans, $32,000 of commercial and industrial loans and $11.8 million of residential real estate loans. Nonaccrual loans at December 31, 2023 comprised of $548,000 of construction and development loans, $991,000 of commercial real estate loans, $1.3 million of commercial and industrial loans, and $11.9 million of residential real estate loans.

(Dollars in thousands)	June 30, 2024	December 31, 2023
Nonaccrual loans	$13,004	$14,682
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans	13,004	14,682
Foreclosed real estate	1,452	1,466
Total nonperforming assets	$14,456	$16,148
Nonperforming loans to gross loans	0.42%	0.47%
Nonperforming assets to total assets	0.40%	0.46%
Allowance for credit losses to nonperforming loans	138.11%	123.36%

Allowance for Credit Losses

The allowance for credit losses was $18.0 million at June 30, 2024 compared to $18.1 million at December 31, 2023, a decrease of $152,000, or 0.8%. The decrease was primarily due to the decrease in the general reserves allocated to our residential mortgage loan portfolio as a large amount of residential mortgage loans were sold during the six months ended June 30, 2024.

We maintain a reserve for credit losses that consist of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $287,000 as of June 30, 2024 compared to $241,000 as of June 30, 2023.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands )	2024	2023	2024	2023
Balance, beginning of period	$17,982	$18,947	$18,112	$13,888
CECL adoption (Day 1) impact	—	—	—	5,055
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	231	—	231
Commercial and industrial	—	221	—	221
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total charge-offs	—	452	—	452
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	82	1	83	3
Commercial and industrial	1	13	4	15
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total recoveries	83	14	87	18
Net (recoveries)/charge-offs	(83)	438	(87)	434
Provision for loan losses	(105)	(418)	(239)	(418)
Balance, end of period	$17,960	$18,091	$17,960	$18,091
Total loans at end of period	$3,098,569	$3,029,524	$3,098,569	$3,029,524
Average loans(1)	3,108,303	3,024,660	3,131,540	3,037,348
Net charge-offs to average loans	(0.01)%	0.06%	(0.01)%	0.03%
Allowance for credit losses to total loans	0.58%	0.60%	0.58%	0.60%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio as of June 30, 2024.

Deposits

Total deposits increased $14.9 million, or 0.5%, to $2.75 billion at June 30, 2024 compared to $2.73 billion at December 31, 2023. The increase was due to a $52.0 million increase in noninterest-bearing deposits and a $58.0 million increase in time deposits, offset by a $71.1 million decrease in money market accounts and a $24.2 million decrease in interest-bearing demand deposits. As of June 30, 2024 and December 31, 2023, 20.5% and 18.7% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 79.5% and 81.3%, respectively, of interest-bearing deposit accounts.

As of June 30, 2024 and December 31, 2023, the Company had estimated uninsured deposits of $650.4 million and $730.5 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Uninsured deposits were 23.4% of total deposits at June 30, 2024, compared to 26.5% and 30.7% at December 31, 2023 and June 30, 2023, respectively. As of June 30, 2024, we had $1.27 billion of available borrowing capacity at the Federal Home Loan Bank ($709.7 million), Federal Reserve Discount Window ($509.2 million) and various other financial institutions (fed fund lines totaling $47.5 million).

We had $751.7 million of brokered deposits, or 27.4% of total deposits, at June 30, 2024 compared to $766.3 million, or 28.1% of total deposits, at December 31, 2023. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the federal funds effective rate. These swap agreements are designated as cash flow hedges. As of June 30, 2024, the total amount of deposits tied to the Federal Funds Effective Rate was $874.2 million. See Note 8 of our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024		2023
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$545,114	—%	$558,907	—%
Interest-bearing demand deposits	132,783	3.61	146,445	2.28
Savings and money market deposits	311,562	3.90	549,720	3.37
Brokered money market deposits	697,716	1.79	421,400	5.47
Time deposits	1,042,758	4.78	927,478	3.72
Total interest-bearing deposits	2,184,819	3.63	2,045,043	3.88
Total deposits	$2,729,933	2.91	$2,603,950	3.05

	Six Months Ended June 30,
	2024		2023
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$533,707	—%	$568,888	—%
Interest-bearing demand deposits	139,838	2.98	147,848	2.01
Savings and money market deposits	320,228	3.87	553,592	3.29
Brokered money market deposits	729,012	2.66	430,222	5.16
Time deposits	1,022,275	4.71	902,280	3.50
Total interest-bearing deposits	2,211,353	3.80	2,033,942	3.69
Total deposits	$2,745,060	3.07	$2,602,830	2.88

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At June 30, 2024 and December 31, 2023, we had available borrowing capacity from the FHLB of $709.7 million and $721.1 million, respectively. At June 30, 2024 and December 31, 2023, we had $375.0 million and $325.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at June 30, 2024 and December 31, 2023. We did not have any advances outstanding under these agreements as of June 30, 2024 and December 31, 2023. We also have access to the Federal Reserve’s discount window in the amount of $509.2 million and $446.3 million at June 30, 2024 and December 31, 2023, respectively. No discount window borrowings were outstanding as of June 30, 2024 and December 31, 2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of June 30, 2024 and December 31, 2023, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $509.2 million and $446.3 million at June 30, 2024 and December 31, 2023, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $621.6 million as of June 30, 2024, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of June 30, 2024 and December 31, 2023.

At June 30, 2024 and December 31, 2023, we had $375.0 million and $325.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $709.7 million and $721.1 million of additional borrowing availability with the FHLB as of June 30, 2024 and December 31, 2023, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2024 and December 31, 2023. As of December 31, 2023, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2023 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for "Well
			in Capital	Capitalized"
			Conservation	Depository
	June 30, 2024	December 31, 2023	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	19.12%	17.60%	10.50%	N/A
Bank	19.03%	17.51%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	18.25%	16.73%	8.50%	N/A
Bank	18.16%	16.64%	8.50	8.00%
CET1 capital (to risk-weighted assets)
Consolidated	18.25%	16.73%	7.00%	N/A
Bank	18.16%	16.64%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	10.75%	10.20%	4.00%	N/A
Bank	10.70%	10.15%	4.00	5.00%

Dividends

On July 17, 2024, the Company declared a cash dividend of $0.20 per share, payable on August 9, 2024, to common shareholders of record as of July 31, 2024. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of June 30, 2024, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of June 30, 2024 and December 31, 2023.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2024 and December 31, 2023 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
June 30, 2024	2.00%	(4.10)%	(2.40)%	(1.20)%
December 31, 2023	(0.90)%	0.00%	1.50%	7.80%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100	-200	-300
June 30, 2024	(16.30)%	(10.90)%	(5.50)%	7.10%	14.40%	19.10%
December 31, 2023	(22.20)%	(15.00)%	(7.50)%	9.40%	18.60%	26.10%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

The following table summarizes the repurchases of our common shares for the three months ended June 30, 2024.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
April 1, 2024 to April 30, 2024	—	$—	—	925,660
May 1, 2024 to May 31, 2024	—	—	—	925,660
June 1, 2024 to June 30, 2024	410	23.60	410	925,250
Total	410	$23.60	410	925,250

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the second quarter of 2024, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: August 7, 2024	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: August 7, 2024	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer