Form 10-Q
period 2024-09-30
MetroCity Bankshares, Inc.
filed 2024-11-08
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 25,331,916 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

September 30, 2024

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets:
Cash and due from banks	$278,752	$142,152
Federal funds sold	12,462	2,653
Cash and cash equivalents	291,214	144,805
Equity securities	10,568	10,335
Securities available for sale	18,206	18,493
Loans held for sale	4,598	22,267
Loans, less allowance for credit losses of $18,589 and $18,112, respectively	3,069,237	3,123,993
Accrued interest receivable	15,667	15,125
Federal Home Loan Bank stock	20,251	17,846
Premises and equipment, net	18,158	18,132
Operating lease right-of-use asset	7,171	8,472
Foreclosed real estate, net	1,515	1,466
SBA and USDA servicing asset	7,309	7,251
Mortgage servicing asset, net	1,296	1,273
Bank owned life insurance	72,670	70,957
Interest rate derivatives	18,895	31,781
Other assets	12,451	10,627
Total assets	$3,569,206	$3,502,823

Liabilities:
Deposits:
Non-interest-bearing demand	$552,472	$512,045
Interest-bearing	2,170,648	2,218,891
Total deposits	2,723,120	2,730,936

Federal Home Loan Bank advances	375,000	325,000
Operating lease liability	7,295	8,651
Accrued interest payable	3,593	4,133
Other liabilities	53,013	52,586
Total liabilities	$3,162,021	$3,121,306

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,331,916 and 25,205,506 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	253	252
Additional paid-in capital	47,481	45,699
Retained earnings	348,343	315,356
Accumulated other comprehensive income	11,108	20,210
Total shareholders' equity	407,185	381,517
Total liabilities and shareholders' equity	$3,569,206	$3,502,823

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest and dividend income:
Loans, including fees	$50,336	$45,695	$150,980	$134,516
Other investment income	3,417	2,979	9,175	7,500
Federal funds sold	80	35	144	140
Total interest income	53,833	48,709	160,299	142,156

Interest expense:
Deposits	19,602	21,736	61,442	58,916
FHLB advances and other borrowings	3,942	2,819	10,771	7,883
Total interest expense	23,544	24,555	72,213	66,799

Net interest income	30,289	24,154	88,086	75,357

Provision for credit losses:
Provision for loan losses	653	(434)	414	(853)
Provision for unfunded commitments	(71)	53	(100)	56
Provision for credit losses	582	(381)	314	(797)

Net interest income after provision for credit losses	29,707	24,535	87,772	76,154

Noninterest income:
Service charges on deposit accounts	531	490	1,510	1,403
Other service charges, commissions and fees	1,915	1,478	5,100	3,618
Gain on sale of residential mortgage loans	526	—	1,925	—
Mortgage servicing income, net	422	(85)	1,758	(232)
Gain on sale of SBA loans	1,083	244	2,134	3,267
SBA servicing income, net	1,231	270	3,287	3,472
Other income	907	260	2,028	1,964
Total noninterest income	6,615	2,657	17,742	13,492

Noninterest expense:
Salaries and employee benefits	8,512	6,864	23,930	20,333
Occupancy and equipment	1,430	1,272	4,118	3,525
Data processing	311	300	958	928
Advertising	145	143	474	454
Other expenses	3,262	2,961	9,573	8,571
Total noninterest expense	13,660	11,540	39,053	33,811

Income before provision for income taxes	22,662	15,652	66,461	55,835
Provision for income taxes	5,961	4,224	18,192	15,569
Net income available to common shareholders	$16,701	$11,428	$48,269	$40,266

Earnings per share:
Basic	$0.66	$0.45	$1.91	$1.60
Diluted	$0.65	$0.45	$1.89	$1.58

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Net income	$16,701	$11,428	$48,269	$40,266

Other comprehensive (loss) gain:

Unrealized holding gains (losses) on securities available for sale	534	(803)	264	(587)
Net changes in fair value of cash flow hedges	(17,859)	7,249	(12,906)	18,595
Tax effect	4,851	(1,805)	3,540	(5,764)

Other comprehensive (loss) gain	(12,474)	4,641	(9,102)	12,244

Comprehensive income	$4,227	$16,069	$39,167	$52,510

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, July 1, 2024	25,331,916	$253	$46,644	$336,749	$23,582	$407,228
Net income	—	—	—	16,701	—	16,701
Stock based compensation expense	—	—	837	—	—	837
Other comprehensive loss	—	—	—	—	(12,474)	(12,474)
Dividends declared on common stock ($0.20 per share)	—	—	—	(5,107)	—	(5,107)
Balance, September 30, 2024	25,331,916	$253	$47,481	$348,343	$11,108	$407,185

Balance, July 1, 2023	25,279,846	$253	$45,516	$301,752	$25,642	$373,163
Net income	—	—	—	11,428	—	11,428
Stock based compensation expense	—	—	825	—	—	825
Repurchase of common stock	(38,689)	(1)	(761)	—	—	(762)
Other comprehensive income	—	—	—	—	4,641	4,641
Dividends declared on common stock ($0.18 per share)	—	—	—	(4,591)	—	(4,591)
Balance, September 30, 2023	25,241,157	$252	$45,580	$308,589	$30,283	$384,704

Nine Months Ended:
Balance, January 1, 2024	25,205,506	252	45,699	315,356	20,210	$381,517
Net income	—	—	—	48,269	—	48,269
Stock based compensation expense	—	—	1,793	—	—	1,793
Vesting of restricted stock	126,820	1	(1)	—	—	—
Repurchase of common stock	(410)	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	—	(9,102)	(9,102)
Dividends declared on common stock ($0.60 per share)	—	—	—	(15,282)	—	(15,282)
Balance, September 30, 2024	25,331,916	$253	$47,481	$348,343	$11,108	$407,185

Balance, January 1, 2023	25,169,709	$252	$45,298	$285,832	$18,039	$349,421
Net income	—	—	—	40,266	—	40,266
Stock based compensation expense	—	—	1,596	—	—	1,596
Vesting of restricted stock	136,171	1	(1)	—	—	—
Repurchase of common stock	(64,723)	(1)	(1,313)	—	—	(1,314)
Impact of adoption of new accounting standard, net of tax(1)	—	—	—	(3,801)	—	(3,801)
Other comprehensive income	—	—	—	—	12,244	12,244
Dividends declared on common stock ($0.54 per share)	—	—	—	(13,708)	—	(13,708)
Balance, September 30, 2023	25,241,157	$252	$45,580	$308,589	$30,283	$384,704
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL.

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flow from operating activities:
Net income	$48,269	$40,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,200	1,960
Provision for credit losses	314	(797)
Stock based compensation expense	1,793	1,596
Unrealized (gains) losses recognized on equity securities	(233)	187
Loss (gain) on sale of foreclosed real estate	85	(547)
Write-down of foreclosed real estate	391	240
Gain on sale of residential real estate loans	(1,925)	—
Origination of SBA loans held for sale	(58,928)	(73,038)
Proceeds from sales of SBA loans held for sale	56,464	76,305
Gain on sale of SBA loans	(2,134)	(3,267)
Increase in cash value of bank owned life insurance	(1,713)	(1,332)
Increase in accrued interest receivable	(542)	(1,441)
Increase in SBA and USDA servicing rights	(58)	(22)
(Increase) Decrease in mortgage servicing rights	(23)	2,150
Decrease in other assets	1,809	462
(Decrease) increase in accrued interest payable	(540)	1,176
(Decrease) increase in other liabilities	(999)	46,503
Net cash flow provided by operating activities	44,230	90,401

Cash flow from investing activities:
Proceeds from maturities, calls or paydowns of securities available for sale	503	943
Purchase of Federal Home Loan Bank stock	(2,405)	(353)
Proceeds from sales of residential real estate loans	189,414	—
(Increase) decrease in loans, net	(111,541)	25,077
Purchases of premises and equipment	(877)	(3,988)
Proceeds from sales of foreclosed real estate owned	136	4,109
Net cash flow provided by investing activities	75,230	25,788

Cash flow from financing activities:
Dividends paid on common stock	(15,225)	(13,661)
Repurchases of common stock	(10)	(1,314)
(Decrease) increase in deposits, net	(7,816)	51,750
Decrease in other borrowings, net	—	(392)
Proceeds from Federal Home Loan Bank advances	450,000	275,000
Repayments of Federal Home Loan Bank advances	(400,000)	(325,000)
Net cash flow provided (used) by financing activities	26,949	(13,617)

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023

Net change in cash and cash equivalents	146,409	102,572
Cash and cash equivalents at beginning of period	144,805	179,485

Cash and cash equivalents at end of period	$291,214	$282,057

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$165,222	$—

Transfer of loan principal to foreclosed real estate, net of write-downs	$661	$235

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$72,753	$65,623

Income taxes	$16,556	$13,765

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024

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

Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “Company’s 2023 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first nine months of 2024 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2024. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

The following new accounting policies were adopted during 2023:

Allowance for Credit Losses – Available for Sale Securities

The impairment model for available for sale (“AFS”) securities differs from the CECL approach utilized by HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of September 30, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 below for further details.

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

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $216,000 and $315,000 as of September 30, 2024 and December 31, 2023, respectively, and is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,511	$—	$—	$4,511
States and political subdivisions	8,035	—	(1,209)	6,826
Mortgage-backed GSE residential	8,281	—	(1,412)	6,869
Total	$20,827	$—	$(2,621)	$18,206

	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,637	$—	$—	$4,637
States and political subdivisions	8,072	—	(1,290)	6,782
Mortgage-backed GSE residential	8,669	—	(1,595)	7,074
Total	$21,378	$—	$(2,885)	$18,493

The amortized costs and estimated fair values of investment securities available for sale at September 30, 2024 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$376	$375
Due after one year but less than five years	5,375	5,364
Due after five years but less than ten years	—	—
Due in more than ten years	6,795	5,598
Mortgage-backed GSE residential	8,281	6,869
Total	$20,827	$18,206

Accrued interest receivable for securities available for sale totaled $77,000 and $115,000 as of September 30, 2024 and December 31, 2023, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of September 30, 2024 and December 31, 2023, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $13.7 million and $13.9 million, respectively. There were no securities sold during the three or nine months ended September 30, 2024 and 2023.

Information pertaining to securities with gross unrealized losses at September 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	September 30, 2024
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,209	$6,826
Mortgage-backed GSE residential	—	—	1,412	6,867
Total	$—	$—	$2,621	$13,693

	December 31, 2023
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,290	$6,782
Mortgage-backed GSE residential	—	—	1,595	7,074
Total	$—	$—	$2,885	$13,856

At September 30, 2024, the nineteen securities available for sale (11 municipal securities and 8 mortgage-backed securities) with an unrealized loss have depreciated 16.07% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of September 30, 2024 represent a credit loss impairment.  As of September 30, 2024, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of September 30, 2024 and December 31, 2023, the Company had equity securities with carrying values totaling $10.6 million and $10.3 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended September 30, 2024 and 2023, we recognized an unrealized gain of $292,000 and an unrealized loss of $245,000, respectively, in net income on our equity securities. During the nine months ended September 30, 2024 and 2023, we recognized an unrealized gain of $233,000 and an unrealized loss of $187,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in Other Income on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Construction and development	$16,539	$23,262
Commercial real estate	738,929	711,177
Commercial and industrial	63,606	65,904
Residential real estate	2,276,210	2,350,299
Consumer and other	215	319
Total loans receivable	3,095,499	3,150,961
Unearned income	(7,673)	(8,856)
Allowance for credit losses	(18,589)	(18,112)
Loans, net	$3,069,237	$3,123,993

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of September 30, 2024 and December 31, 2023, accrued interest receivable for loans totaled $15.6 million and $15.0 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

A summary of changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$25	$7,018	$698	$10,217	$2	$17,960
Charge-offs	—	—	(28)	—	—	(28)
Recoveries	—	—	4	—	—	4
Provision for loan losses	(13)	177	517	(28)	—	653
Ending balance	$12	$7,195	$1,191	$10,189	$2	$18,589

	Three Months Ended September 30, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$30	$6,208	$653	$11,199	$1	$18,091
Charge-offs	—	—	—	—	—	—
Recoveries	—	1	3	—	—	4
Provision for loan losses	(3)	(13)	(22)	(400)	3	(435)
Ending balance	$27	$6,196	$634	$10,799	$4	$17,660

	Nine Months Ended September 30, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$46	$6,876	$588	$10,597	$5	$18,112
Charge-offs	—	—	(28)	—	—	(28)
Recoveries	—	83	8	—	—	91
Provision for loan losses	(34)	236	623	(408)	(3)	414
Ending balance	$12	$7,195	$1,191	$10,189	$2	$18,589

	Nine Months Ended September 30, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$124	$2,811	$1,326	$9,626	$1	$13,888
Impact of adopting ASU 2016-13	(79)	3,275	(307)	2,166	—	5,055
Charge-offs	—	(231)	(221)	—	—	(452)
Recoveries	—	4	18	—	—	22
Provision for loan losses	(18)	337	(182)	(993)	3	(853)
Ending balance	$27	$6,196	$634	$10,799	$4	$17,660

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value, less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value, less selling costs, at the time of foreclosure. As of September 30, 2024, there were $13.6 million, $3.1 million and $500,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. As of December 31, 2023, there were $11.9 million, $2.8 million and $4,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of September 30, 2024 and December 31, 2023 was $533,000 and $282,000, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of September 30, 2024 and December 31, 2023:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
September 30, 2024	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$16,326	$—	$—	$—	$—	$—	$16,326
Commercial real estate	732,523	—	2,804	—	2,804	537	735,864
Commercial and industrial	62,852	—	356	—	356	189	63,397
Residential real estate	2,251,833	—	6,601	—	6,601	13,590	2,272,024
Consumer and other	215	—	—	—	—	—	215
Total	$3,063,749	$—	$9,761	$—	$9,761	$14,316	$3,087,826

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2023	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$22,568	$—	$—	$—	$—	$548	$23,116
Commercial real estate	702,564	3,752	1,005	—	4,757	991	708,312
Commercial and industrial	64,103	112	101	—	213	1,286	65,602
Residential real estate	2,315,285	15,073	2,541	—	17,614	11,857	2,344,756
Consumer and other	319	—	—	—	—	—	319
Total	$3,104,839	$18,937	$3,647	$—	$22,584	$14,682	$3,142,105

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of September 30, 2024 and December 31, 2023:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
September 30, 2024	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	234	303	537
Commercial and industrial	185	4	189
Residential real estate	—	13,590	13,590
Total	$419	$13,897	$14,316

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2023	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$548	$548
Commercial real estate	234	757	991
Commercial and industrial	—	1,286	1,286
Residential real estate	—	11,857	11,857
Total	$234	$14,448	$14,682

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

The following tables present the loan portfolio's amortized cost by loan type, risk rating and year of origination as of September 30, 2024 and December 31, 2023. There were no loans with a risk rating of Doubtful or Loss at September 30, 2024 and December 31, 2023.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
September 30, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total Loans
Construction and development
Pass	$6,080	$2,568	$5,556	$179	$1,164	$231	$—	$15,778
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	548	—	—	—	548
Total construction and development	$6,080	$2,568	$5,556	$727	$1,164	$231	$—	$16,326
Commercial real estate
Pass	$84,643	$152,363	$201,589	$98,815	$74,174	$112,233	$3,280	$727,097
Special Mention	—	—	—	—	1,890	—	—	1,890
Substandard	—	—	575	—	234	6,068	—	6,877
Total commercial real estate	$84,643	$152,363	$202,164	$98,815	$76,298	$118,301	$3,280	$735,864
Commercial and industrial
Pass	$4,638	$17,674	$10,925	$4,022	$2,847	$3,407	$17,557	$61,070
Special Mention	—	—	—	—	—	1,207	—	1,207
Substandard	—	—	349	195	349	227	—	1,120
Total commercial and industrial	$4,638	$17,674	$11,274	$4,217	$3,196	$4,841	$17,557	$63,397

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$—	$28	$—	$28

Residential real estate
Pass	$243,721	$172,655	$655,659	$762,799	$255,847	$165,565	$—	$2,256,246
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	955	1,060	3,176	2,035	8,552	—	15,778
Total residential real estate	$243,721	$173,610	$656,719	$765,975	$257,882	$174,117	$—	$2,272,024
Consumer and other
Pass	$215	$—	$—	$—	$—	$—	$—	$215
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$215	$—	$—	$—	$—	$—	$—	$215

Total loans	$339,297	$346,215	$875,713	$869,734	$338,540	$297,490	$20,837	$3,087,826

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total Loans
Construction and development
Pass	$7,715	$13,273	$134	$1,187	$—	$259	$—	$22,568
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	548	—	—	—	—	548
Total construction and development	$7,715	$13,273	$682	$1,187	$—	$259	$—	$23,116
Commercial real estate
Pass	$157,572	$197,590	$104,480	$80,124	$34,147	$115,147	$4,240	$693,300
Special Mention	—	—	—	1,925	—	—	—	1,925
Substandard	—	590	—	233	7,681	4,583	—	13,087
Total commercial real estate	$157,572	$198,180	$104,480	$82,282	$41,828	$119,730	$4,240	$708,312

Commercial real estate:
Current period gross write offs	$—	$—	$224	$—	$—	$231	$—	$455

Commercial and industrial
Pass	$16,411	$13,324	$4,595	$3,192	$2,353	$3,141	$19,315	$62,331
Special Mention	—	—	—	—	211	1,201	—	1,412
Substandard	—	—	1,282	352	205	20	—	1,859
Total commercial and industrial	$16,411	$13,324	$5,877	$3,544	$2,769	$4,362	$19,315	$65,602

Commercial and industrial:
Current period gross write offs	$—	$—	$142	$—	$79	$88	$—	$309

Residential real estate
Pass	$300,773	$717,527	$833,840	$284,535	$60,356	$134,859	$—	$2,331,890
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	357	1,421	2,474	1,382	7,232	—	12,866
Total residential real estate	$300,773	$717,884	$835,261	$287,009	$61,738	$142,091	$—	$2,344,756
Consumer and other
Pass	$319	$—	$—	$—	$—	$—	$—	$319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$319	$—	$—	$—	$—	$—	$—	$319

Total loans	$482,790	$942,661	$946,300	$374,022	$106,335	$266,442	$23,555	$3,142,105

During the nine months ended September 30, 2024, four construction and development revolving loans totaling $16.3 million were converted to commercial real estate term loans. During the year ended December 31, 2023, five construction and development revolving loans totaling $30.1 million were converted to commercial real estate term loans.

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

The following tables present the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

	Interest		Interest		% of Total
(Dollars in thousands)	Term	Payment	Rate		Financing
Three and Nine Months Ended September 30, 2024	Extension	Delay	Reduction	Total	Receivable
Construction and development	$—	$—	$—	$—	0%
Commercial real estate	—	12,928	—	12,928	1.76
Commercial and industrial	—	497	—	497	0.78
Residential real estate	—	—	—	—	0
Consumer and other	—	—	—	—	0
Total	$—	$13,425	$—	$13,425	0.43%

	Interest		Interest		% of Total
(Dollars in thousands)	Term	Payment	Rate		Financing
Three and Nine Months Ended September 30, 2023	Extension	Delay	Reduction	Total	Receivable
Construction and development	$—	$—	$—	$—	0%
Commercial real estate	—	—	12,400	12,400	1.99
Commercial and industrial	—	—	—	—	0.00
Residential real estate	—	—	—	—	0
Consumer and other	—	—	—	—	0
Total	$—	$—	$12,400	$12,400	0.41%

The following tables present the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Three and Nine Months Ended September 30, 2024	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	233	—
Commercial and industrial	—	12	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$245	—%

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Three and Nine Months Ended September 30, 2023	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	—	3.60
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$—	3.60%

There was one commercial and industrial loan modification totaling $147,000 made to a borrower experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2024. There were no loan modifications made to borrowers experiencing financial difficulty defaulted during the three and nine months ended September 30, 2023. There were no charge-offs of previously modified loans were recorded during the three and nine months ended September 30, 2024 and 2023.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of September 30, 2024 and December 31, 2023, the unpaid principal balances of serviced loans totaled $487.4 million and $508.0 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Beginning of period	$7,108	$8,018	$7,251	$7,038
Change in fair value	201	(911)	58	69
End of period, fair value	$7,309	$7,107	$7,309	$7,107

Fair value at September 30, 2024 and December 31, 2023 was determined using discount rates ranging from 5.95% to 10.88% and 8.66% to 14.73%, respectively, and prepayment speeds ranging from 8.99% to 21.65% and 7.29% to 20.23%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at September 30, 2024 and December 31, 2023 was $556.4 million and $443.1 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mortgage loan servicing rights:	2024	2023	2024	2023
Beginning of period	$1,454	$2,514	$1,273	$3,973
Additions	310	—	1,232	—
Amortization expense	(216)	(691)	(957)	(2,150)
Valuation allowance	(252)	—	(252)	—
End of period, carrying value	$1,296	$1,823	$1,296	$1,823

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Valuation allowance:	2024	2023	2024	2023
Beginning balance	$—	$—	$—	$—
Additions expensed	252	—	252	—
Reductions credited to operations	—	—	—	—
Direct write-downs	—	—	—	—
Ending balance	$252	$—	$252	$—

 The fair value of servicing rights was $6.6 million and $6.3 million at September 30, 2024 and December 31, 2023, respectively. Fair value at September 30, 2024 was determined by using a discount rate of 13.08%, prepayment speeds of 19.92%, and a weighted average default rate of 1.50%. Fair value at December 31, 2023 was determined by using a discount rate of 13.04%, prepayment speeds of 16.16%, and a weighted average default rate of 1.49%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2024 and December 31, 2023 are summarized as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Convertible advance maturing February 13, 2026; fixed rate of 4.184%	$—	$50,000
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	—
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	—
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	—
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	—
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	—
Convertible advance maturing May 14, 2027; fixed rate of 4.10%	75,000	—
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	—
Convertible advance maturing January 25, 2028; fixed rate of 3.243%	—	50,000
Convertible advance maturing February 14, 2028; fixed rate of 3.625%	—	25,000
Convertible advance maturing June 23, 2028; fixed rate of 3.655%	—	50,000
Convertible advance maturing November 8, 2028; fixed rate of 3.607%	—	50,000
Convertible advance maturing November 8, 2028; fixed rate of 3.745%	—	50,000
Convertible advance maturing November 14, 2028; fixed rate of 3.519%	—	50,000
Total FHLB advances	$375,000	$325,000

The FHLB advances outstanding at September 30, 2024 all have a conversion feature that allows the FHLB to call the advances every three months. At September 30, 2024 and December 31, 2023, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.08 billion and $1.05 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.26 billion and $2.32 billion at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at September 30, 2024.

At September 30, 2024 and December 31, 2023, the Company had Federal Reserve Discount Window funds available of approximately $532.2 million and $446.3 million. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $631.1 million and $604.0 million as of September 30, 2024 and December 31, 2023, respectively, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of September 30, 2024.

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

The components of lease cost for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Operating lease cost	$539	$532	$1,633	$1,441
Variable lease cost	49	42	147	130
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$588	$574	$1,780	$1,571

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
September 30, 2025	$1,920
September 30, 2026	1,665
September 30, 2027	1,419
September 30, 2028	1,100
September 30, 2029	591
After September 30, 2029	1,383
Total lease payments	8,078
Less: interest discount	(783)
Present value of lease liabilities	$7,295

Supplemental Lease Information	September 30, 2024
Weighted-average remaining lease term (years)	5.6
Weighted-average discount rate	3.60%

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,564	$1,538
Operating cash flows from operating leases (lease liability reduction)	$1,356	$1,345
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$—	$—

NOTE 8 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements began in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $17.7 million and $29.7 million and an unrealized loss of $589,000 and $476,000 at September 30, 2024 and December 31, 2023, respectively. These unrealized gains and losses are recorded in Interest Rate Derivatives and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap was designated as a cash flow hedge of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $1.2 million and $2.1 million at September 30, 2024 and December 31, 2023, respectively, and are recorded in Interest Rate Derivatives on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At September 30, 2024, there were no cash deposits pledged as collateral by the Company. At September 30, 2024, the Company had $17.4 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2024	December 31, 2023
Notional Amounts	$800,000	$800,000
Weighted-average pay rate	2.28%	2.28%
Weighted-average receive rate	5.31%	5.03%
Weighted-average maturity	4.2 years	4.2 years
Weighted-average remaining maturity	1.6 years	2.4 years
Net interest income	$16,017	$5,246

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2024	December 31, 2023
Notional Amounts	$50,000	$50,000
Rate Cap Premiums	257	350
Cap Rate	2.50%	2.50%
Weighted-average maturity	5.0 years	5.0 years
Weighted-average remaining maturity	2.1 years	2.8 years
Net interest income	$975	$139

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2024 and December 31, 2023 include:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$58,459	$68,083
Standby letters of credit	$4,184	$4,908

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $58.5 million of unused lines of credit and $4.2 million for standby letters of credit as of September 30, 2024. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of September 30, 2024 and December 31, 2023 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	September 30, 2024
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,511	$—	$—	$4,511
States and political subdivisions	6,826	—	6,826	—
Mortgage-backed GSE residential	6,869	—	6,869	—
Total securities available for sale	18,206	—	13,695	4,511

Equity securities	10,568	10,568	—	—
SBA and USDA servicing asset	7,309	—	—	7,309
Interest rate derivatives	18,895	—	18,895	—
	$54,978	$10,568	$32,590	$11,820
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,525	$—	$—	$1,525	$1
Foreclosed real estate, net	854	—	—	854	(377)
	$2,379	$—	$—	$2,379	$(376)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$589	$—	$589	$—

	December 31, 2023
							Total Gains
(Dollars in thousands)	Total	Level 1		Level 2		Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,637		$—		$—	$4,637
States and political subdivisions	6,782		—		6,782	—
Mortgage-backed GSE residential	7,074		—		7,074	—
Total securities available for sale	18,493		—		13,856	4,637

Equity securities	10,335		10,335		—	—
SBA and USDA servicing asset	7,251		—		—	7,251
Interest rate derivatives	31,781		—		31,781	—
	$67,860		$10,335		$45,637	$11,888
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,526	$		$		$1,526	$(148)
Foreclosed real estate, net	526		—		—	526	(239)
	$2,052		$—		$—	$2,052	$(387)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$476		$—		$476	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2024 and 2023:

	Obligations of	SBA and USDA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, July 1, 2024	$4,554	$7,108	$—	$—
Total gains included in income	—	201	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(43)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, September 30, 2024	$4,511	$7,309	$—	$—

Fair value, July 1, 2023	$4,790	$8,018	$—	$—
Total losses included in income	—	(911)	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(112)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, September 30, 2023	$4,678	$7,107	$—	$—

Nine Months Ended:
Fair value, January 1, 2024	$4,637	$7,251	$—	$—
Total gains included in income	—	58	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(126)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, September 30, 2024	$4,511	$7,309	$—	$—

Fair value, January 1, 2023	$5,059	$7,038	$47	$—
Total gains/(losses) included in income	—	69	(47)	—
Settlements	—	—	—	—
Prepayments/paydowns	(381)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, September 30, 2023	$4,678	$7,107	$—	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at September 30, 2024 and December 31, 2023:

	Valuation	Unobservable	General
	Technique	Input	Range
September 30, 2024:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	8.99%-21.65%
		Discount rate	5.95%-10.88%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2023:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	7.29%-20.23%
		Discount rate	8.66%-14.73%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023 are as follows:

	Carrying	Estimated Fair Value at September 30, 2024
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$291,214	$—	$291,214	$—	$291,214
Investment securities	28,774	10,568	13,695	4,511	28,774
FHLB stock	20,251	—	—	—	N/A
Loans held for sale	4,598	—	4,598	—	4,598
Loans, net	3,069,237	—	—	2,990,665	2,990,665
Accrued interest receivable	15,667	—	59	15,608	15,667
SBA and USDA servicing asset	7,309	—	—	7,309	7,309
Mortgage servicing asset	1,296	—	—	6,594	6,594
Interest rate derivatives	18,895	—	18,895	—	18,895
Financial Liabilities:
Deposits	2,723,120	—	2,724,209	—	2,724,209
Federal Home Loan Bank advances	375,000	—	381,600	—	381,600
Accrued interest payable	3,593	—	3,593	—	3,593
Interest rate derivatives	589	—	589	—	589

	Carrying	Estimated Fair Value at December 31, 2023
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$144,805	$—	$144,805	$—	$144,805
Investment securities	28,828	10,335	13,856	4,637	28,828
FHLB stock	17,846	—	—	—	N/A
Loans held for sale	22,267	—	22,267	—	22,267
Loans, net	3,123,993	—	—	2,982,789	2,982,789
Accrued interest receivable	15,125	—	101	15,024	15,125
SBA and USDA servicing asset	7,251	—	—	7,251	7,251
Mortgage servicing asset	1,273	—	—	6,344	6,344
Interest rate derivatives	31,781	—	31,781	—	31,781
Financial Liabilities:
Deposits	2,730,936	—	2,729,024	—	2,729,024
Federal Home Loan Bank advances	325,000	—	322,075	—	322,075
Accrued interest payable	4,133	—	4,133	—	4,133
Interest rate derivatives	476	—	476	—	476

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of September 30, 2024 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2024 and December 31, 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2024 and December 31, 2023.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of September 30, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$414,881	20.03%	217,488	10.5%	N/A	N/A
Bank	413,027	19.94%	217,482	10.5	207,126	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	396,076	19.12%	176,062	8.5%	N/A	N/A
Bank	394,222	19.03%	176,057	8.5	165,701	8.0%
Common Tier 1 (CET1)
Consolidated	396,076	19.12%	144,992	7.0%	N/A	N/A
Bank	394,222	19.03%	144,988	7.0	134,632	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	396,076	11.12%	142,497	4.0%	N/A	N/A
Bank	394,222	11.07%	142,475	4.0	178,094	5.0%
As of December 31, 2023:
Total Capital (to Risk Weighted Assets)
Consolidated	$372,482	17.60%	222,188	10.5%	N/A	N/A
Bank	370,459	17.51%	222,181	10.5	211,601	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	354,055	16.73%	179,867	8.5%	N/A	N/A
Bank	352,032	16.64%	179,861	8.5	169,281	8.0%
Common Tier 1 (CET1)
Consolidated	354,055	16.73%	148,125	7.0%	N/A	N/A
Bank	352,032	16.64%	148,121	7.0	137,541	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	354,055	10.20%	138,790	4.0%	N/A	N/A
Bank	352,032	10.15%	138,763	4.0	173,454	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At September 30, 2024, 240,000 stock options had been granted and 878,901 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2024 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2024	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2024	240,000	$12.70

The Company recognized no compensation expense for stock options during the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the nine months ended September 30, 2024 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2024	230,221	$17.71
Granted	104,464	24.65
Vested	(126,820)	19.33
Forfeited	—	—
Nonvested at September 30, 2024	207,865	$20.20

During the three months ended September 30, 2024 and 2023, the Company recognized compensation expense for restricted stock of $837,000 and $825,000, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized compensation expense for restricted stock of $1.8 million and $1.6 million, respectively. As of September 30, 2024 and December 31, 2023, there was $3.8 million and $3.0 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of September 30, 2024, the cost is expected to be recognized over a weighted-average period of  2.2 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Basic earnings per share
Net Income	$16,701	$11,428	$48,269	$40,266

Weighted average common shares outstanding	25,331,916	25,274,665	25,261,347	25,203,114

Basic earnings per common share	$0.66	$0.45	$1.91	$1.60

Diluted earnings per share
Net Income	$16,701	$11,428	$48,269	$40,266

Weighted average common shares outstanding for basic earnings per common share	25,331,916	25,274,665	25,261,347	25,203,114
Add: Dilutive effects of restricted stock and options	342,942	317,209	329,725	307,575

Average shares and dilutive potential common shares	25,674,858	25,591,874	25,591,072	25,510,689

Diluted earnings per common share	$0.65	$0.45	$1.89	$1.58

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and nine months ended September 30, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2023 through September 30, 2024 and on our results of operations for the three and nine months ended September 30, 2024 and 2023. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	General economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in interest rate environment (including changes to the federal funds rate, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of prolonged elevated interest rates and inflation;

●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impacts related to our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;

●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws (including as a result of the 2024 United States presidential election), and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to and the potential effect on our reputation;
●	the impact of recent and future legislative and regulatory changes;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the development of generative artificial intelligence, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;

●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts (including Russia’s military action in Ukraine and the ongoing conflict in Israel and the surrounding areas), acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;
●	risks related to environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in the Company’s 2023 Form 10-K, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for additional information on the allowance for credit losses and the allowance for unfunded commitments.

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

See Note 1 and Note 3 of our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of September 30, 2024, we had total assets of $3.57 billion, total loans of $3.09 billion, total deposits of $2.72 billion and total shareholders’ equity of $407.2 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2024 and 2023. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2024	2024	2024	2023	2023	2024	2023
Selected income statement data:
Interest income	$53,833	$54,108	$52,358	$50,671	$48,709	$160,299	$142,156
Interest expense	23,544	23,396	25,273	24,549	24,555	72,213	66,799
Net interest income	30,289	30,712	27,085	26,122	24,154	88,086	75,357
Provision for credit losses	582	(128)	(140)	782	(381)	314	(797)
Noninterest income	6,615	5,559	5,568	4,712	2,657	17,742	13,492
Noninterest expense	13,660	13,032	12,361	13,915	11,540	39,053	33,811
Income tax expense	5,961	6,430	5,801	4,790	4,224	18,192	15,569
Net income	16,701	16,937	14,631	11,347	11,428	48,269	40,266
Per share data:
Basic income per share	$0.66	$0.67	$0.58	$0.45	$0.45	$1.91	$1.60
Diluted income per share	$0.65	$0.66	$0.57	$0.44	$0.45	$1.89	$1.58
Dividends per share	$0.20	$0.20	$0.20	$0.18	$0.18	$0.60	$0.54
Book value per share (at period end)	$16.07	$16.08	$15.73	$15.14	$15.24	$16.07	$15.24
Shares of common stock outstanding	25,331,916	25,331,916	25,205,506	25,205,506	25,241,157	25,331,916	25,241,157
Weighted average diluted shares	25,674,858	25,568,333	25,548,089	25,543,861	25,591,874	25,591,072	25,510,689
Performance ratios:
Return on average assets	1.86%	1.89%	1.65%	1.29%	1.30%	1.80%	1.57%
Return on average equity(1)	16.26	17.10	15.41	11.71	12.14	16.27	14.96
Dividend payout ratio	30.58	30.03	34.77	40.36	40.18	31.66	34.04
Yield on total loans	6.43	6.46	6.34	6.11	5.98	6.41	5.93
Yield on average earning assets	6.36	6.45	6.27	6.14	5.92	6.36	5.88
Cost of average interest bearing liabilities	3.69	3.68	3.94	3.91	3.97	3.77	3.67
Cost of deposits	3.61	3.63	3.97	3.95	4.05	3.74	3.81
Net interest margin	3.58	3.66	3.24	3.17	2.94	3.50	3.11
Efficiency ratio(2)	37.01	35.93	37.86	45.13	43.04	36.90	38.18
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.00%	(0.01)%	(0.00)%	0.04%	(0.00)%	(0.00)%	0.02%

Nonperforming assets to gross loans and OREO	0.51	0.47	0.47	0.51	0.52	0.51	0.52
ACL to nonperforming loans	129.85	138.11	135.23	123.36	116.74	129.85	116.74
ACL to loans held for investment	0.60	0.58	0.58	0.57	0.58	0.60	0.58
Balance sheet and capital ratios:
Gross loans held for investment to deposits	113.67%	112.85%	110.97%	115.38%	111.77%	113.67%	111.77%
Noninterest bearing deposits to deposits	20.29	20.54	19.43	18.75	20.58	20.29	20.58
Investment securities to assets	0.81	0.78	0.78	0.82	0.79	0.81	0.79
Common equity to assets	11.41	11.26	10.87	10.89	10.96	11.41	10.96
Leverage ratio	11.12	10.75	10.27	10.20	10.07	11.12	10.07
Common equity tier 1 ratio	19.12	18.25	16.96	16.73	17.03	19.12	17.03
Tier 1 risk-based capital ratio	19.12	18.25	16.96	16.73	17.03	19.12	17.03
Total risk-based capital ratio	20.03	19.12	17.81	17.60	17.91	20.03	17.91
Mortgage and SBA loan data:
Mortgage loans serviced for others	$556,442	$529,823	$443,905	$443,072	$464,823	$556,442	$464,823
Mortgage loan production	122,355	94,056	94,016	128,931	91,891	310,427	208,056
Mortgage loan sales	54,193	111,424	21,873	—	—	187,490	—
SBA loans serviced for others	487,359	486,051	516,425	508,000	487,827	487,359	487,827
SBA loan production	35,839	8,297	11,397	27,529	18,212	55,533	55,561
SBA loan sales	28,858	—	24,065	—	5,169	52,923	71,925
(1)	Excluding average accumulated other comprehensive income, our return on average equity for the three months ended September 30, 2024 and 2023 was 17.25% and 13.04%, respectively. Excluding average accumulated other comprehensive income, our return on average equity for the nine months ended September 30, 2024 and 2023 was 17.27% and 15.81%, respectively.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Results of Operations

We recorded net income of $16.7 million for the three months ended September 30, 2024 compared to $11.4 million for the same period in 2023, an increase of $5.3 million, or 46.1%. This increase was due to an increase in net interest income of $6.1 million and an increase in noninterest income of $4.0 million, offset by an increase in noninterest expense of $2.1 million, an increase in income tax expense of $1.7 million and an increase in provision for credit losses of $963,000.

For the nine months ended September 30, 2024, we recorded net income of $48.3 million compared to $40.3 million for the nine months ended September 30, 2023, an increase of $8.0 million, or 19.9%. This increase was due to an increase in net interest income of $12.7 million and an increase in noninterest income of $4.3 million, offset by an increase in noninterest expense of $5.2 million, an increase income tax expense of $2.6 million and an increase in provision for credit losses of $1.1 million.

Basic and diluted earnings per common share for the three months ended September 30, 2024 was $0.66 and $0.65, respectively, compared to $0.45 for both the basic and diluted earnings per common share for the same period in 2023. For the nine months ended September 30, 2024, basic and diluted earnings per common share was $1.91 and $1.89, respectively, compared to $1.60 and $1.58 for the same period in 2023, respectively.

Interest Income

Interest income totaled $53.8 million for the three months ended September 30, 2024, an increase of $5.1 million, or 10.5%, from the three months ended September 30, 2023, primarily due to a 45 basis points increase in the loan yield coupled with an $86.2 million increase in average loan balances, as well as a 38 basis points increase in the total investment yield coupled with a $19.7 million increase in the average total investment balance. The increase in average loans is due to an increase of $93.5 million in average commercial real estate loans, an increase of $6.1 million in average residential mortgage loans and an increase of $2.8 million in average commercial and industrial loans, offset by a decrease of $16.4 million in construction and development loans. As compared to the three months ended September 30, 2023, the yield on average interest-earning assets increased by 44 basis points to 6.36% from 5.92% with the yield on average loans increasing by 45 basis points and the yield on average total investments increasing by 38 basis points.

Interest income was $160.3 million for the nine months ended September 30, 2024 compared to $142.2 million for the same period in 2023, an increase of $18.1 million, or 12.8%, primarily due to a 48 basis point increase in the loan yield coupled with an increase in average loan balances of $112.5 million, as well as a 58 basis points increase in the interest earning cash accounts yield coupled with a $20.0 million increase in the average interest earning cash balances. The increase in average loans is due to an increase of $73.9 million in average commercial real estate loans, a $44.5 million increase in average residential mortgage loans and an increase of $13.8 million in average commercial and industrial loans, offset by a decrease of $19.8 million in construction and development loans. As compared to the nine months ended September 30, 2023, the yield on average interest-earning assets increased by 48 basis points to 6.36% from 5.88% with the yield on average loans increasing by 48 basis points and the yield on average total investments increasing by 58 basis points.

Interest Expense

Interest expense for the three months ended September 30, 2024 decreased $1.0 million, or 4.1%, to $23.5 million compared to interest expense of $24.6 million for the three months ended September 30, 2023, primarily due to a 44 basis points decrease in deposit costs, offset by a $31.8 million increase in average deposit balances. The 44 basis points decrease in deposit costs was primarily driven by a 199 basis points decrease in the yield on average money market deposits from the benefit received on our interest rate swaps, offset by an 81 basis point increase in time deposit costs. Average time deposits increased by $91.5 million while average money market deposits decreased by $54.4 million. Average borrowings for the three months ended September 30, 2024 increased by $50.7 million with an increase in rate of 73 basis points compared to the three months ended September 30, 2023.

Interest expense totaled $72.2 million for the nine months ended September 30, 2024, an increase of $5.4 million, or 8.1%, compared to the same period in 2023, primarily due to a $128.4 million increase in average interest-bearing deposits and a 108 basis points increase in borrowing costs, partially offset by a seven basis points decrease in deposit costs. Average borrowings for the nine months ended September 30, 2024 decreased by $3.1 million compared to the same period in 2023.

The Company currently has interest rate derivative agreements totaling $850.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.29%. During the three months ended September 30, 2024, we recorded a credit to interest expense of $6.4 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $1.3 million recorded during the three months ended September 30, 2023. During the nine months ended September 30, 2024, we recorded a credit to interest expense of $17.0 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $2.3 million recorded during the nine months ended September 30, 2023. Based on the Federal Funds Effective rate as of September 30, 2024 (4.83%), the Company would estimate to record a credit to interest expense of approximately $5.4 million for the remainder of 2024 from the benefit received on these interest rate derivatives. See Note 8 of our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives.

Net Interest Margin

The net interest margin for the three months ended September 30, 2024 increased by 64 basis points to 3.58% from 2.94% for the three months ended September 30, 2023, primarily due to a 44 basis points increase in the yield on average interest-earning assets of $3.37 billion and a 28 basis points decrease in the cost of average interest-bearing liabilities of $2.54 billion. Average earning assets for the three months ended September 30, 2024 increased by $105.9 million from the three months ended September 30, 2023, due to a $86.2 million increase in average loans and a $19.7 million increase in average total investments. Average interest-bearing liabilities for the three months ended September 30, 2024 increased by $82.4 million from the three months ended September 30, 2023, driven by increases in average borrowings of $50.7 million and average interest-bearing deposits of $31.8 million.

The net interest margin for the nine months ended September 30, 2024 increased by 39 basis points to 3.50% from 3.11% for the nine months ended September 30, 2023, primarily due to a 48 basis points increase in the yield on average interest-earning assets of $3.37 billion, offset by a 10 basis points increase in the cost of average interest-bearing liabilities of $2.56 billion. Average earning assets increased by $131.4 million due to a $112.5 million increase in average loans and a $20.0 million increase in average interest-earning cash accounts. Average interest-bearing liabilities increased by $125.3 million, primarily driven by an increase in average interest-bearing deposits of $128.4 million, offset by a $3.1 million decrease in average borrowings.

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

Average Balances, Interest and Yields

The following tables present, for the three and nine months ended September 30, 2024 and 2023, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended September 30,
	2024			2023
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$220,826	$3,308	5.96%	$200,245	$2,807	5.56%
Investment securities	31,309	189	2.40	32,172	207	2.55
Total investments	252,135	3,497	5.52	232,417	3,014	5.14
Construction and development	14,170	302	8.48	30,584	442	5.73
Commercial real estate	740,720	17,132	9.20	647,244	14,435	8.85
Commercial and industrial	64,584	1,593	9.81	61,774	1,488	9.56
Residential real estate	2,295,573	31,267	5.42	2,289,428	29,296	5.08
Consumer and other	394	42	42.41	201	34	67.11
Gross loans(2)	3,115,441	50,336	6.43	3,029,231	45,695	5.98
Total earning assets	3,367,576	53,833	6.36	3,261,648	48,709	5.92
Noninterest-earning assets	207,093			214,834
Total assets	3,574,669			3,476,482
Interest-bearing liabilities:
NOW and savings deposits	119,759	770	2.56	125,078	381	1.21
Money market deposits	982,517	6,156	2.49	1,036,955	11,709	4.48
Time deposits	1,057,956	12,676	4.77	966,408	9,646	3.96
Total interest-bearing deposits	2,160,232	19,602	3.61	2,128,441	21,736	4.05
Borrowings	375,677	3,942	4.17	325,025	2,819	3.44
Total interest-bearing liabilities	2,535,909	23,544	3.69	2,453,466	24,555	3.97
Noninterest-bearing liabilities:
Noninterest-bearing deposits	542,939			555,074
Other noninterest-bearing liabilities	87,156			94,528
Total noninterest-bearing liabilities	630,095			649,602
Shareholders' equity	408,665			373,414
Total liabilities and shareholders' equity	$3,574,669			$3,476,482
Net interest income		$30,289			$24,154
Net interest spread			2.67			1.95
Net interest margin			3.58			2.94
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30,
	2024			2023
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$187,398	$8,729	6.22%	$167,411	$7,057	5.64%
Investment securities	31,428	590	2.51	32,547	583	2.39
Total investments	218,826	9,319	5.69	199,958	7,640	5.11
Construction and development	16,871	1,127	8.92	36,658	1,520	5.54
Commercial real estate	731,573	50,270	9.18	657,700	42,776	8.70
Commercial and industrial	66,116	4,894	9.89	52,292	3,637	9.30
Residential real estate	2,332,271	94,565	5.42	2,287,788	86,495	5.05
Consumer and other	311	124	53.26	174	88	67.62
Gross loans(2)	3,147,142	150,980	6.41	3,034,612	134,516	5.93
Total earning assets	3,365,968	160,299	6.36	3,234,570	142,156	5.88
Noninterest-earning assets	214,756			190,616
Total assets	3,580,724			3,425,186
Interest-bearing liabilities:
NOW and savings deposits	140,539	2,852	2.71	150,849	1,869	1.66
Money market deposits	1,019,394	21,984	2.88	991,048	31,738	4.28
Time deposits	1,034,256	36,606	4.73	923,891	25,309	3.66
Total interest-bearing deposits	2,194,189	61,442	3.74	2,065,788	58,916	3.81
Borrowings	362,965	10,771	3.96	366,112	7,883	2.88
Total interest-bearing liabilities	2,557,154	72,213	3.77	2,431,900	66,799	3.67
Noninterest-bearing liabilities:
Noninterest-bearing deposits	536,807			564,233
Other noninterest-bearing liabilities	90,459			69,078
Total noninterest-bearing liabilities	627,266			633,311
Shareholders' equity	396,304			359,975
Total liabilities and shareholders' equity	$3,580,724			$3,425,186
Net interest income		$88,086			$75,357
Net interest spread			2.59			2.21
Net interest margin			3.50			3.11
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$320	$181	$501
Investment securities	(79)	61	(18)
Total investments	241	242	483
Construction and development	(292)	152	(140)
Commercial real estate	2,096	601	2,697
Commercial and industrial	70	35	105
Residential real estate	166	1,805	1,971
Consumer and Other	2	6	8
Gross loans(2)	2,042	2,599	4,641
Total earning assets	2,283	2,841	5,124
Interest-bearing liabilities:
NOW and savings deposits	(52)	441	389
Money market deposits	(518)	(5,035)	(5,553)
Time deposits	980	2,050	3,030
Total interest-bearing deposits	410	(2,544)	(2,134)
Borrowings	438	685	1,123
Total interest-bearing liabilities	848	(1,859)	(1,011)
Net interest income	$1,435	$4,700	$6,135
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$931	$741	$1,672
Investment securities	(163)	170	7
Total investments	768	911	1,679
Construction and development	(916)	523	(393)
Commercial real estate	5,116	2,378	7,494
Commercial and industrial	1,032	225	1,257
Residential real estate	2,000	6,070	8,070
Consumer and Other	22	14	36
Gross loans(2)	7,254	9,210	16,464
Total earning assets	8,022	10,121	18,143
Interest-bearing liabilities:
NOW and savings deposits	(224)	1,207	983
Money market deposits	1,262	(11,016)	(9,754)
Time deposits	3,399	7,898	11,297
Total interest-bearing deposits	4,437	(1,911)	2,526
Borrowings	(68)	2,956	2,888
Total interest-bearing liabilities	4,369	1,045	5,414
Net interest income	$3,653	$9,076	$12,729
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

We recorded a provision for credit losses of $582,000 and $314,000 during the three and nine months ended September 30, 2024 compared to a credit to the provision for credit losses of $381,000 and $797,000 during the three and nine months ended September 30, 2023. The provision expense recorded during the nine months ended September 30, 2024 was primarily due to the increase in reserves allocated to our individually analyzed loans, as well as the increase in general reserves allocated to our commercial real estate loan portfolio due to higher loan balances, partially offset by the decrease in the general reserves allocated to our residential mortgage loan portfolio as a large amount of residential mortgage loans were sold during the period. Our ACL as a percentage of gross loans for the periods ended September 30, 2024, December 31, 2023 and September 30, 2023 was 0.60%, 0.57% and 0.58%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2024 was $6.6 million, an increase of $4.0 million, or 149.0%, compared to $2.7 million for the three months ended September 30, 2023. Noninterest income for the nine months ended September 30, 2024 was $17.7 million, an increase of $4.3 million, or 31.5%, compared to $13.5 million for the nine months ended September 30, 2023.

The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$531	$490	$41	8.4%	$1,510	$1,403	$107	7.6%
Other service charges, commissions and fees	1,915	1,478	437	29.6	5,100	3,618	1,482	41.0
Gain on sale of residential mortgage loans	526	—	526	100.0	1,925	—	1,925	100.0
Mortgage servicing income, net	422	(85)	507	596.5	1,758	(232)	1,990	857.8
Gain on sale of SBA loans	1,083	244	839	343.9	2,134	3,267	(1,133)	(34.7)
SBA servicing income, net	1,231	270	961	355.9	3,287	3,472	(185)	(5.3)
Other income	907	260	647	248.8	2,028	1,964	64	3.3
Total noninterest income	$6,615	$2,657	$3,958	149.0%	$17,742	$13,492	$4,250	31.5%

Service charges on deposit accounts increased $41,000, or 8.4%, to $531,000 for the three months ended September 30, 2024 compared to $490,000 for the same three months during 2023. Service charges on deposit accounts were $1.5 million for the nine months ended September 30, 2024 compared to $1.4 million for the same period in 2023, an increase of $107,000, or 7.6%. These increases were primarily attributable to higher overdraft fees and wire transfer fees, offset by lower analysis charges.

Other service charges, commissions and fees increased $437,000, or 29.6%, to $1.9 million for the three months ended September 30, 2024 compared to $1.5 million for the three months ended September 30, 2023. Other service charges, commissions and fees increased $1.5 million, or 41.0%, to $5.1 million for the nine months ended September 30, 2024 compared to $3.6 million for the nine months ended September 30, 2023. These increases were mainly attributable to higher origination, underwriting and processing fees earned from our origination of residential mortgage loans as mortgage volume increased during the three and nine months ended September 30, 2024 compared to the same periods in 2023. Mortgage loan originations totaled $122.4 million and $310.4 million during the three and nine months ended September 30, 2024 compared to $91.9 million and $208.1 million during the same periods in 2023.

Total gain on sale of loans was $1.6 million for the three months ended September 30, 2024 compared to $244,000 for the same period of 2023, an increase of $1.4 million, or 559.4%. Total gain on sale of loans was $4.1 million for the nine months ended September 30, 2024 compared to $3.3 million for the same period of 2023, an increase of $792,000, or 24.2%.

Gain on sale of residential mortgage loans totaled $526,000 and $1.9 million for the three and nine months ended September 30, 2024 as we sold $54.2 million and $187.5 million in residential mortgage loans during these periods with an average premium of 1.05%. We recorded no gain on sale of residential mortgage loans during the three and nine months ended September 30, 2023 as no mortgage loans were sold during the period.

Gain on sale of SBA loans totaled $1.1 million and $2.1 million for the three and nine months ended September 30, 2024 compared to $244,000 and $3.3 million for the same periods in 2023. We sold $28.9 million and $52.9 million in SBA loans during the three and nine months ended September 30, 2024 with average premiums of 6.67% and 6.69%, respectively. We sold $5.2 million and $71.9 million in SBA loans during the three and nine months ended September 30, 2023 with average premiums of 6.00% and 6.09%, respectively.

Mortgage loan servicing income, net of amortization, increased by $507,000, or 596.5%, to $422,000 during the three months ended September 30, 2024 compared to an expense balance of $85,000 for the same period of 2023. Mortgage loan servicing income increased by $2.0 million, or 857.8%, to $1.8 million during the nine months ended September 30, 2024 compared to an expense balance of $232,000 for the same period of 2023. The changes in mortgage loan servicing income were primarily due to decreases in mortgage servicing amortization and an increase in capitalized mortgage servicing assets, partially offset by the decrease in mortgage servicing fees. Included in mortgage loan servicing income for the three and nine months ended September 30, 2024 was $580,000 and $1.7 million in mortgage servicing fees compared to $606,000 and $1.9 million for the same periods in 2023 and capitalized mortgage servicing assets of $310,000 and $1.2 million for the three and nine months ended September 30, 2024 compared to $0 for the same periods in 2023. These amounts were offset by mortgage loan servicing asset amortization of $216,000 and $957,000 for the three and nine months ended September 30, 2024 compared to $691,000 and $2.2 million during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2024, we recorded a fair value impairment of $252,000 on our mortgage servicing assets. During the three and nine months ended September 30, 2023, we did not record a fair value impairment on our mortgage servicing assets. Our total residential mortgage loan servicing portfolio was $556.4 million at September 30, 2024 compared to $464.8 million at September 30, 2023.

SBA servicing income increased by $961,000, or 355.9%, to $1.2 million for the three months ended September 30, 2024 compared to $270,000 for the three months ended September 30, 2023. SBA servicing income was $3.3 million for the nine months ended September 30, 2024 compared to $3.5 million for the same period in 2023, a decrease of $185,000, or 5.3%. Our total SBA and USDA loan servicing portfolio was $487.4 million as of September 30, 2024 compared to $487.8 million as of September 30 2023. Included in SBA servicing income for the three and nine months ended September 30, 2024 was $1.0 million and $3.2 million in SBA servicing fees compared to $1.2 million and $3.4 million for the same periods in 2023. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended September 30, 2024, we recorded a $201,000 fair value increase to our SBA servicing rights compared to a $911,000 fair value charge to our SBA servicing rights during the three months ended September 30, 2023. During the nine months ended September 30, 2024, we recorded a $69,000 fair value increase to our SBA servicing rights compared to a $58,000 fair value increase during the nine months ended September 30, 2023.

Other noninterest income increased by $647,000, or 248.8%, to $907,000 for the three months ended September 30, 2024 compared to $260,000 for the three months ended September 30, 2023. Other noninterest income was $2.0 million for the nine months ended September 30, 2024 compared to $2.0 million for the same period in 2023, an increase of $64,000, or 3.3%. The increases were mainly due to increases in bank owned life insurance income and unrealized gains on our equity securities. These increases were partially offset by decreases in gain on sale of foreclosed real estate as a $547,000 gain on sale was recorded during the nine months ended September 30, 2023 compared to a $85,000 loss on sale being recorded during the nine months ended September 30, 2024. The largest component of other noninterest income is the income on bank owned life insurance which totaled $609,000 and $1.7 million, respectively, for the three and nine months ended September 30, 2024 compared to $452,000 and $1.3 million, respectively, for the three and nine months ended September 30, 2023. Included in other noninterest income are fair value gains/losses on our equity securities, which totaled $292,000 (gain) and $233,000 (gain) for the three and nine months ended September 30, 2024, respectively, compared to $245,000 (loss) and $187,000 (loss) for the same periods in 2023, respectively.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2024 was $13.7 million compared to $11.5 million for the three months ended September 30, 2023, an increase of $2.1 million, or 18.4%. Noninterest expense for the nine months ended September 30, 2024 was $39.1 million compared to $33.8 million for the nine months ended September 30, 2023, an increase of $5.2 million, or 15.5%.

The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands )	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$8,512	$6,864	$1,648	24.0%	$23,930	$20,333	$3,597	17.7%
Occupancy and equipment	1,430	1,272	158	12.4	4,118	3,525	593	16.8
Data processing	311	300	11	3.7	958	928	30	3.2
Advertising	145	143	2	1.4	474	454	20	4.4
Other expenses	3,262	2,961	301	10.2	9,573	8,571	1,002	11.7
Total noninterest expense	$13,660	$11,540	$2,120	18.4%	$39,053	$33,811	$5,242	15.5%

Salaries and employee benefits expense for the three months ended September 30, 2024 was $8.5 million compared to $6.9 million for the three months ended September 30, 2023, an increase of $1.6 million, or 24.0%. Salaries and employee benefits expense for the nine months ended September 30, 2024 was $23.9 million compared to $20.3 million for the nine months ended September 30, 2023, an increase of $3.6 million, or 17.7%. These increases were partially attributable to higher employee salaries, restricted stock expense and employee insurance, as well as higher commissions paid to our loan officers as loan volume increased during the three and nine months ended September 30, 2024 compared to the same periods in 2023.

Occupancy and equipment expense for the three months ended September 30, 2024 was $1.4 million compared to $1.3 million for the three months ended September 30, 2023, an increase of $158,000, or 12.4%. Occupancy and equipment expense for the nine months ended September 30, 2024 was $4.1 million compared to $3.5 million for the nine months ended September 30, 2023, an increase of $593,000, or 16.8%. These increases were primarily due to higher maintenance and service expense, rent expense, and depreciation expense.

Data processing expenses for the three and nine months ended September 30, 2024 remained relatively flat compared to the same periods in 2023.

Advertising expenses for the three and nine months ended September 30, 2024 remained relatively flat compared to the same periods in 2023.

Other expenses for the three months ended September 30, 2024 were $3.3 million compared to $3.0 million for the three months ended September 30, 2023, an increase of $301,000, or 10.2%. This increase was partially due to higher security expense and other real estate owned related expenses, offset by lower FDIC insurance premiums and professional fees. Other operating expenses for the nine months ended September 30, 2024 were $9.6 million compared to $8.6 million for the nine months ended September 30, 2023, an increase of $1.0 million, or 11.7%. This increase was partially due to higher FDIC insurance premiums, audit expense, security expense and other real estate owned expenses, partially offset by lower loan related expenses and legal fees. Included in other expenses for the nine months ended September 30, 2024 and 2023 were directors’ fees of approximately $477,000 and $452,000, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2024 and 2023 was $6.0 million and $4.2 million, respectively. The Company’s effective tax rates were 26.3% and 27.0% for the three months ended September 30, 2024 and 2023, respectively.

Income tax expense for the nine months ended September 30, 2024 and 2023 was $18.2 million and $15.6 million, respectively. The Company’s effective tax rates were 27.4% and 27.9% for the nine months ended September 30, 2024 and 2023, respectively.

Financial Condition

Total assets increased $66.4 million, or 1.9%, to $3.57 billion at September 30, 2024 as compared to $3.50 billion at December 31, 2023. The increase in total assets was primarily attributable to increases in cash and due from banks of $136.6 million, federal funds sold of $9.8 million and Federal Home Loan Bank stock of $2.4 million, partially offset by decreases in loans held for investment of $54.3 million, loans held for sale of $17.7 million and interest rate derivatives of $12.9 million.

Our investment securities portfolio made up only 0.81% of our total assets at September 30, 2024 compared to 0.82% at December 31, 2023.

Loans

Gross loans held for investment decreased $55.5 million, or 1.8%, to $3.10 billion as of September 30, 2024 as compared to $3.15 billion as of December 31, 2023. Our loan decrease during the nine months ended September 30, 2024 was comprised of a decrease of $6.7 million, or 28.9%, in construction and development loans, an increase of $27.8 million, or 3.9%, in commercial real estate loans, a decrease of $2.3 million, or 3.5%, in commercial and industrial loans, a decrease of $74.1 million, or 3.2%, in residential real estate loans and a decrease of $104,000, or 32.6%, in consumer and other loans. We had loans held for sale of $4.6 million as of September 30, 2024 compared to $22.3 million as of December 31, 2023.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$16,539	0.5%	$23,262	0.7%
Commercial real estate	738,929	23.9%	711,177	22.6%
Commercial and industrial	63,606	2.1%	65,904	2.1%
Residential real estate	2,276,210	73.5%	2,350,299	74.6%
Consumer and other	215	—%	319	—%
Gross loans	$3,095,499	100.0%	$3,150,961	100.0%
Less unearned income	(7,673)		(8,856)
Total loans held for investment	$3,087,826		$3,142,105

SBA and USDA Loan Servicing

As of September 30, 2024 and December 31, 2023, we serviced $487.4 million and $508.0 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $7.3 million at both September 30, 2024 and December 31, 2023, respectively. See Note 4 of our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three and nine months ended September 30, 2024 and 2023.

Residential Mortgage Loan Servicing

As of September 30, 2024, we serviced $556.4 million in residential mortgage loans for others compared to $443.1 million as of December 31, 2023. We carried a servicing asset, net of amortization, of $1.3 million at both September 30, 2024 and December 31, 2023, respectively. Amortization relating to the mortgage loan servicing asset was $216,000 and $957,000 for the three and nine months ended September 30, 2024, respectively, compared to $691,000 and $2.2 million for the same periods in 2023. During the three and nine months ended September 30, 2024, we recorded a fair value impairment of $252,000 on our mortgage servicing asset. During the three and nine months ended September 30, 2023, we did not record a fair value impairment on our mortgage servicing asset. See Note 5 of our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and nine months ended September 30, 2024 and 2023.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the third quarter of 2024 as our nonperforming loans to total loans remained low at 0.46% as of September 30, 2024. Nonperforming loans were $14.3 million at September 30 2024 compared to $14.7 million at December 31, 2023. The decrease from December 31, 2023 to September 30, 2024 was attributable to a $366,000 decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the nine months ended September 30, 2024 or the year ended December 31, 2023.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus OREO. Nonaccrual loans at September 30, 2024 comprised of $537,000 of commercial real estate loans, $189,000 of commercial and industrial loans and $13.6 million of residential real estate loans. Nonaccrual loans at December 31, 2023 comprised of $548,000 of construction and development loans, $991,000 of commercial real estate loans, $1.3 million of commercial and industrial loans, and $11.9 million of residential real estate loans.

(Dollars in thousands)	September 30, 2024	December 31, 2023
Nonaccrual loans	$14,316	$14,682
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans	14,316	14,682
Foreclosed real estate	1,515	1,466
Total nonperforming assets	$15,831	$16,148
Nonperforming loans to gross loans	0.46%	0.47%
Nonperforming assets to total assets	0.44%	0.46%
Allowance for credit losses to nonperforming loans	129.85%	123.36%

Allowance for Credit Losses

The allowance for credit losses was $18.6 million at September 30, 2024 compared to $18.1 million at December 31, 2023, an increase of $477,000, or 2.6%. The increase was primarily due to the increase in reserves allocated to our individually analyzed loans, as well as the increase in general reserves allocated to our commercial real estate loan portfolio due to higher loan balances, partially offset by the decrease in the general reserves allocated to our residential mortgage loan portfolio as a large amount of residential mortgage loans were sold during the nine months ended September 30, 2024.

We maintain a reserve for credit losses that consists of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $216,000 as of September 30, 2024 compared to $294,000 as of September 30, 2023.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

It is the policy of management to maintain the allowance for credit losses at a level adequate for risks inherent in the loan portfolio. The FDIC and GA DBF also review the allowance for credit losses as an integral part of their examination process. Based on information currently available, management believes that our allowance for credit losses is adequate. However, the loan portfolio can be adversely affected if economic conditions and the real estate market in our market areas were expected to weaken. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased credit losses, which could adversely affect our future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands )	2024	2023	2024	2023
Balance, beginning of period	$17,960	$18,091	$18,112	$13,888
CECL adoption (Day 1) impact	—	—	—	5,055
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	—	—	231
Commercial and industrial	28	—	28	221
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total charge-offs	28	—	28	452
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	—	1	83	4
Commercial and industrial	4	3	8	18
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total recoveries	4	4	91	22
Net (recoveries)/charge-offs	24	(4)	(63)	430
Provision for loan losses	653	(435)	414	(853)
Balance, end of period	$18,589	$17,660	$18,589	$17,660
Total loans at end of period(1)	$3,095,499	$3,038,458	$3,095,499	$3,038,458
Average loans(1)	3,113,142	3,029,231	3,122,273	3,034,612
Net charge-offs to average loans	0.00%	(0.00)%	(0.00)%	0.02%
Allowance for credit losses to total loans	0.60%	0.58%	0.60%	0.58%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses expected in the loan portfolio as of September 30, 2024.

Deposits

Total deposits decreased $7.8 million, or 0.3%, to $2.72 billion at September 30, 2024 compared to $2.73 billion at December 31, 2023. The decrease was due to a $63.1 million decrease in money market accounts (includes a $23.1 million decrease in brokered money markets), a $41.4 million decrease in interest-bearing demand deposits and a $2.2 million decrease in savings accounts, offset by a $58.5 million increase in time deposits and a $40.4 million increase in noninterest-bearing deposits. As of September 30, 2024 and December 31, 2023, 20.3% and 18.7% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 79.7% and 81.3%, respectively, of interest-bearing deposit accounts.

As of September 30, 2024 and December 31, 2023, the Company had estimated uninsured deposits of $648.8 million and $730.5 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Uninsured deposits were 23.6% of total deposits at September 30, 2024, compared to 26.5% and 27.3% at December 31, 2023 and September 30, 2023, respectively. As of September 30, 2024, we had $1.28 billion of available borrowing capacity at the Federal Home Loan Bank ($701.6 million), Federal Reserve Discount Window ($532.2 million) and various other financial institutions (fed fund lines totaling $47.5 million).

We had $751.0 million of brokered deposits, or 27.6% of total deposits, at September 30, 2024 compared to $766.3 million, or 28.1% of total deposits, at December 31, 2023. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the federal funds effective rate. These swap agreements are designated as cash flow hedges. As of September 30, 2024, the total amount of deposits tied to the Federal Funds Effective Rate was $903.8 million. See Note 8 of our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,
	2024		2023
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$542,939	—%	$555,074	—%
Interest-bearing demand deposits	108,235	2.77	111,432	1.34
Savings and money market deposits	297,624	3.98	594,664	3.45
Brokered money market deposits	696,417	1.82	455,937	5.68
Time deposits	1,057,956	4.77	966,408	3.96
Total interest-bearing deposits	2,160,232	3.61	2,128,441	4.05
Total deposits	$2,703,171	2.88	$2,683,515	3.21

	Nine Months Ended September 30,
	2024		2023
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$536,807	—%	$564,233	—%
Interest-bearing demand deposits	129,226	2.92	135,576	1.82
Savings and money market deposits	312,639	3.92	567,433	3.35
Brokered money market deposits	718,068	2.38	438,888	5.34
Time deposits	1,034,256	4.73	923,891	3.66
Total interest-bearing deposits	2,194,189	3.74	2,065,788	3.81
Total deposits	$2,730,996	3.01	$2,630,021	3.00

The weighted average rates shown in the tables above are inclusive of the benefit received from the interest rate derivatives that hedge our deposit accounts tied to the federal funds effective rate. During the three months ended September 30, 2024, we recorded a credit to interest expense of $6.4 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $1.3 million recorded during the three months ended September 30, 2023. During the nine months ended September 30, 2024, we recorded a credit to interest expense of $17.0 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $2.3 million recorded during the nine months ended September 30, 2023. These benefits resulted in a 95 basis points and 83 basis points reduction to the total deposits weighted average rate for the three and nine months ended September 30, 2024, respectively, compared to a 19 basis points and 12 basis points reduction for the three and nine months ended September 30, 2023, respectively.

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At September 30, 2024 and December 31, 2023, we had available borrowing capacity from the FHLB of $701.6 million and $721.1 million, respectively. At September 30, 2024 and December 31, 2023, we had $375.0 million and $325.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at September 30, 2024 and December 31, 2023. We did not have any advances outstanding under these agreements as of September 30, 2024 and December 31, 2023. We also have access to the Federal Reserve’s discount window in the amount of $532.2 million and $446.3 million at September 30, 2024 and December 31, 2023, respectively. No discount window borrowings were outstanding as of September 30, 2024 and December 31, 2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2024 and December 31, 2023, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $532.2 million and $446.3 million at September 30, 2024 and December 31, 2023, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $631.1 million as of September 30, 2024, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of September 30, 2024 and December 31, 2023.

At September 30, 2024 and December 31, 2023, we had $375.0 million and $325.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $701.6 million and $721.1 million of additional borrowing availability with the FHLB as of September 30, 2024 and December 31, 2023, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2024 and December 31, 2023. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2024 and December 31, 2023. As of December 31, 2023, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2023 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for "Well
			in Capital	Capitalized"
			Conservation	Depository
	September 30, 2024	December 31, 2023	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	20.03%	17.60%	10.50%	N/A
Bank	19.94%	17.51%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	19.12%	16.73%	8.50%	N/A
Bank	19.03%	16.64%	8.50	8.00%
CET1 capital (to risk-weighted assets)
Consolidated	19.12%	16.73%	7.00%	N/A
Bank	19.03%	16.64%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	11.12%	10.20%	4.00%	N/A
Bank	11.07%	10.15%	4.00	5.00%

Dividends

On October 16, 2024, the Company declared a cash dividend of $0.23 per share, payable on November 8, 2024, to common shareholders of record as of October 30, 2024. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of September 30, 2024, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2024 and December 31, 2023.

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

We use a net interest income simulation model to measure and evaluate potential changes in our net interest income. We run three standard and plausible simulations comparing current or flat rates with a +/- 200 basis point ramp in rates over 12 and 24 months. These rate scenarios are considered appropriate as we believe they represent a more realistic range of rate movements that could occur in the near to medium term. This analysis also provides the foundation for historical tracking of interest rate risk. The impact of interest rate derivatives, such as interest rate swaps and caps, is included in the model.

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2024 and December 31, 2023 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
September 30, 2024	1.70%	(4.10)%	(4.00)%	(6.20)%
December 31, 2023	(0.90)%	0.00%	1.50%	7.80%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+300	+200	+100	-100	-200	-300
September 30, 2024	(11.80)%	(7.30)%	(2.90)%	2.30%	2.50%	(0.70)%
December 31, 2023	(22.20)%	(15.00)%	(7.50)%	9.40%	18.60%	26.10%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2024 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On September 5, 2023, the Company announced that the Board of Directors of the Company approved the adoption of a share repurchase program authorizing the Company to repurchase up to 1,000,000 shares of the Company’s outstanding shares of common stock. The share repurchase program began on September 6, 2023 and ended on September 30, 2024. The repurchases are made in compliance with all Securities and Exchange Commission rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits stock repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time.

The following table summarizes the repurchases of our common shares for the three months ended September 30, 2024.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
July 1, 2024 to July 31, 2024	—	$—	—	925,250
August 1, 2024 to August 31, 2024	—	—	—	925,250
September 1, 2024 to September 30, 2024	—	—	—	925,250
Total	—	$—	—	925,250

On October 16, 2024, the Company announced the continuation of its share repurchase program that expired on September 30, 2024 (“Prior Share Repurchase Plan”), and authorized the Company to repurchase up to 925,250 shares of the Company’s outstanding shares of common stock, which is the number of remaining shares authorized for repurchase from the Prior Share Repurchase Plan. The share repurchase program began on October 17, 2024 and ends on September 30, 2025. The repurchases will be made in compliance with all Securities and Exchange Commission rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits stock repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time and does not obligate the Company to purchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the third quarter of 2024, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: November 8, 2024	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: November 8, 2024	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer