Form 10-K
period 2024-12-31
MetroCity Bankshares, Inc.
filed 2025-03-10
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was $504.2 million based upon the closing price of $26.40 as reported on Nasdaq on June 30, 2024.

As of March 5, 2025, the registrant had 25,402,782 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

METROCITY BANKSHARES, INC.

2024 ANNUAL REPORT ON FORM 10-K

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this annual report and the following:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in the interest rate environment (including changes to the federal funds rate and the impact on, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	adverse developments in the banking industry highlighted by high-profile bank failures and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of elevated or rising interest rates and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;

●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and Small Business Administration (“SBA”) loan portfolios;
●	negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated or rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;

●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to and the potential effect of our reputation;
●	the impact of recent and future legislative and regulatory changes;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs against Mexico, Canada, and China and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	the potential implementation of a regulatory reform agenda under the new presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the development of generative artificial intelligence, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;

●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;
●	risks related to diversity, equity and inclusion (“DEI”) and environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in this Form 10-K under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

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

PART I

Item 1. Business

Our Company

We are MetroCity Bankshares, Inc. (the “Company”), a bank holding company incorporated in 2014 and headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006 (the “Bank”). We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of December 31, 2024, we had total assets of $3.59 billion, total loans held for investment of $3.16 billion, total deposits of $2.74 billion and total shareholders’ equity of $421.4 million.

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

We completed an initial public offering of our common stock in October 2019 as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Our common stock is listed on the Nasdaq Global Select Market under the symbol “MCBS”. Our eligibility as an emerging growth company expired on December 31, 2024, which is the last day of the fiscal year following the five year anniversary from the date of our initial public offering.

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

The sections below discuss our general loan categories. As of December 31, 2024 and 2023 our loan portfolio held for investment consisted of the following:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and Development	$21,569	0.7%	$23,262	0.7%
Commercial Real Estate	762,033	24.1	711,177	22.6
Commercial and Industrial	78,220	2.5	65,904	2.1
Residential Real Estate	2,303,234	72.7	2,350,299	74.6
Consumer and other	260	—	319	—
Gross loans	$3,165,316	100.0	$3,150,961	100.0
Less unearned income	(7,381)		(8,856)
Total loans held for investment	$3,157,935		$3,142,105

Construction and Development Loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction loans. As of December 31, 2024, the outstanding balance of our construction and development loans was $21.6 million, or 0.7%, of our total loan portfolio held for investment, compared to $23.3 million, or 0.7%, of our total loan portfolio held for investment at December 31, 2023. As of December 31, 2024, $9.0 million, or 41.8%, of construction and development loans were for the construction of office buildings and commercial rental properties; $3.5 million, or 16.1%, were for the construction of physician’s offices and nursing homes; $3.4 million, or 15.9%, were for the construction of gas stations; $2.5 million, or 11.5%, were for the construction of hotels; and the remaining $3.2 million, or 14.7%, were loans distributed amongst various industries and sectors.

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

We had no construction and development loans that were classified as nonaccrual as of December 31, 2024. We had construction and development loans totaling $548,000 on nonaccrual status as of December 31, 2023.

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate loans made up $762.0 million, or 24.1%, of our total loan portfolio held for investment at December 31, 2024, compared to $711.2 million, or 22.6%, of our total loan portfolio held for investment as of December 31, 2023. As of December 31, 2024, $700.9 million, or 92.0%, of our commercial real estate loans were secured by owner occupied properties and the remaining $61.1 million, or 8.0%, of loans in this category were secured by non-owner occupied properties. Within our commercial real estate loans, $332.4 million, or 43.6%, were to hotels; $154.4 million, or 20.3%, were made to wholesalers or retailers; $83.6 million, or 11.0%, were to car washes; $70.3 million, or 9.2%, were to commercial rental properties; $31.9 million, or 4.2%, were to restaurants; $19.1 million, or 2.5%, were to general service business; and the remaining $70.3 million, or 9.2%, were distributed amongst various sectors and industries.

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

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by a wide variety of property types, such as retail operations, hospitality, specialty service operations and warehouses for wholesale distribution. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. Fixed-rate loans have provisions which allow us to call the loan after three to five years. Adjustable-rate loans are generally based on the Wall Street Journal Prime Rate (“WSJPR”) or the Secured Overnight Financing Rate (“SOFR”), and as of December 31, 2024, most of our loans were based on WSJPR. At December 31, 2024, approximately 12.0% of the commercial real estate loan portfolio consisted of fixed rate loans. Our conventional commercial real estate loans, or non-SBA guaranteed commercial real estate loans, carried a weighted average maturity of 4.88 years as of December 31, 2024. Non-SBA commercial real estate loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price depending on the property appraisals we utilize. Our LTV policy limits are 85% for commercial real estate loans. In addition, we limit our lending on non-owner occupied commercial real estate to 100% of total bank capital.

The total balance of commercial real estate loans on nonaccrual status was $3.3 million and $991,000 as of December 31, 2024 and 2023, respectively.

Commercial and Industrial Loans. We provide a mix of variable and fixed rate commercial and industrial loans. Commercial and industrial loans represented $78.2 million, or 2.5%, of our total loan portfolio held for investment as of December 31, 2024, compared to $65.9 million, or 2.1%, of our total loan portfolio held for investment at December 31, 2023. As of December 31, 2024, $30.7 million, or 39.2%, of our commercial and industrial loans were extended to businesses in financial services; $22.9 million, or 29.3%, were loans extended to businesses in warehousing, wholesale and retail trade; $9.2 million, or 11.8%, were loans made to hotels and restaurants; and the remaining $15.4 million, or 19.7%, of loans were distributed across various industries and sectors. We had approximately $526,000 and $1.3 million of commercial and industrial loans on nonaccrual status as of December 31, 2024 and 2023, respectively.

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

As of December 31, 2024, our commercial real estate SBA and USDA portfolio, net of any sold portions, totaled $248.6 million. This represents a decrease of $5.6 million, or 2.2%, when compared to the December 31, 2023 balance of $254.2 million. Of the balance outstanding at December 31, 2024, $96.7 million, or 38.9%, of the loans in this portfolio carried an SBA guarantee while the remaining $151.8 million, or 61.1%, of the portfolio was unguaranteed.

In addition, as part of our commercial and industrial loan product offering, we originate SBA loans to provide working capital and to finance inventory, equipment and machinery purchases and acquisitions. As of December 31, 2024 and 2023, the outstanding balance of our commercial and industrial SBA loans was $28.5 million and $32.7 million respectively. Of the balance outstanding as of December 31, 2024, $13.9 million, or 49.0%, of our commercial and industrial SBA portfolio carried a guarantee from the SBA while the remaining $14.5 million, or 51.0%, of the portfolio was unguaranteed. We are willing to maintain higher LTVs on our SBA portfolio than the remainder of our commercial loans because the effect of the SBA guarantee is to lower overall risk.

We retain the servicing rights on the sold portions of the SBA and USDA loans we originate. As of December 31, 2024, we serviced $479.7 million in SBA/USDA loans for others, a decrease of $28.3 million, or 5.6%, when compared to December 31, 2023. We recognized servicing income on SBA loans of $4.2 million, $4.8 million, and $1.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Residential Real Estate Loans. We originate mainly non-conforming residential mortgage loans through our branch network. During 2024, our primary loan products offered were a three-year, five-year and ten-year hybrid adjustable rate mortgages which reprice annually after the initial term based on the weekly average of the one year constant maturity treasury (CMT) plus a fixed spread, as well as 15-year and 30-year fixed rate products. Loans collateralized by single-family residential real estate generally are originated in amounts of no more than 70% of appraised value. In connection with such loans, we retain a valid first lien on real estate, obtain a title insurance policy that insures that the property is free from material encumbrances and require hazard insurance. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We take a comprehensive and conservative approach to our mortgage underwriting, allowing a maximum LTV ratio of 70%. As of December 31, 2024, we had $2.30 billion of residential real estate loans, representing 72.7% of our total loan portfolio held for investment compared to $2.35 billion, or 74.6%, of our total loan portfolio held for investment at December 31, 2023. We had no residential mortgage loans held for sale as of December 31, 2024. Residential mortgage loans held for sale totaled $22.3 million as of December 31, 2023. Nonaccrual residential mortgage loans were $14.2 million and $11.9 million at December 31, 2024 and 2023, respectively.

On occasion, we sell a portion of our non-conforming residential mortgage loans to third party investors. The loans are sold with no representation or warranties if the loan pays off early. During 2024, we originated $413.7 million of non-conforming residential mortgage loans and sold $187.5 million residential mortgage loans to investors during this period. During 2023, we originated $337.0 million of non-conforming residential mortgage loans, but did not sell any loans to investors during this period. Residential mortgage loans held for sale are sold with the servicing rights retained by the Bank. As of December 31, 2024, the amount of residential mortgage loans serviced for others rose to $527.0 million representing an increase of $84.0 million, or 19.0%, when compared to December 31, 2023. We recognized servicing income on residential mortgage loans of $2.4 million, $193,000 (expense balance) and $561,000 (expense balance) for the years ended December 31, 2024, 2023 and 2022, respectively. The servicing income recognized is net of amortization of our mortgage servicing rights which caused the expense balance for the years ended December 31, 2023 and 2022.

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

Deposits

We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses, municipalities and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. Our ability to gather deposits, particularly core deposits, is an important aspect of our business and we believe core deposits are a significant driver of value as a cost efficient and stable source of funding to support our growth. As of December 31, 2024, we had $2.74 billion of total deposits with a total weighted average deposit cost of 2.94%. Of our total deposits as of December 31, 2024, $663.5 million, or 24.2%, of total deposits were held in demand deposit accounts.

As a bank focusing on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We consider a deposit relationship to be core by considering the following factors: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) loans; and (vii) longevity of the relationship with

us. We calculate core deposits by adding demand and savings deposits plus time deposits less than $250,000 plus deposits that are over $250,000, if such depositors meet the relationship criteria listed above. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2024, 69.4%, or $1.90 billion, of our deposits were considered core deposits.

While we are focused on growing our low-cost deposits, we also utilize brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when funding is needed to support strong loan demand or when they are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank. As of December 31, 2024, we had brokered deposits of $721.8 million compared to $766.3 million of brokered deposits at December 31, 2023. All of our brokered deposits have interest rates tied to the Federal Funds Effective rate.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate (includes all of our brokered deposits). These swap agreements are designated as cash flow hedges. As of December 31, 2024, the total amount of deposits tied to the Federal Funds Effective rate was $1.03 billion. See Note 10 of our consolidated financial statements as of December 31, 2024, included elsewhere in this Annual Report on Form 10-K, for additional information.

As of December 31, 2024, our fifteen largest depositor relationships, excluding brokered deposits, totaled $330.0 million, or 12.1%, of total deposits. Our deposits with directors and affiliated entities totaled $14.4 million for the same period.

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

We evaluate our net loans to total assets and net loans (excluding loans held for sale) to total deposit ratios as a method to monitor our liquidity position. Our board of directors has limited our net loans to a maximum of 90% of total Bank assets and our net loans to a maximum of 125% of total Bank deposits. As of December 31, 2024, our net loans were 87.3% of total assets and net loans were 114.7% of total deposits. As of December 31, 2023, our net loans were 89.2% of total assets and net loans were 114.4% of total deposits. We were in compliance with both limits for each period presented.

Human Capital Resources

We recognize that our most valuable asset is our people. One of our top strategic priorities is the retention and development of our talent. This includes providing career development opportunities for all associates; increasing our inclusivity and recognizing that diverse perspectives, backgrounds, and experiences strengthen our ability to meet the needs of our associates, communities, clients and shareholders; training our next generation of leaders; and succession planning.

As of December 31, 2024, we had approximately 240 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Of the 240 full-time equivalent employees as of December 31, 2024, 81.7% identify as a female and 93.8% are persons of color. Included in the 240 full-time equivalent employees are 55 employees who have management roles. Of these 55 management roles, 63.6% of the managers identify as a female and 89.1% are persons of color. All of our employees are chosen on the basis of their qualifications and merit.

Talent Acquisition, Development, and Retention

Our culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Our future success depends on our ability to attract, retain and develop employees. Our talent acquisition teams partner with hiring managers in sourcing and presenting a diverse slate of qualified candidates to strengthen our organization. Professional development is a key priority, which is facilitated through our many corporate development initiatives including training programs, corporate mentoring, and educational reimbursement. Our talent acquisition, development and retention focus was on rewarding merit and achievement while nurturing and progressing skilled talent across various business segments.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022.  We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

In addition, as of January 1, 2019, the capital rules require a capital conservation buffer of 2.5%, constituted of CET1, above each of the minimum risk-based capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress. These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2024 and 2023, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer.

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

On December 21, 2018, federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of the “current expected credit losses” (“CECL”) accounting standard under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL (the Company did not elect to utilize this phase-in period); and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations. In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, which introduced CECL as the methodology to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. CECL became effective for the Company beginning with the first quarter of 2023.

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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules were challenged in federal court and a preliminary injunction was granted in March 2024 enjoining implementation of the rules.  The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. If the final rules are reinstated, they are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

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

Cybersecurity: The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. The SEC has adopted a rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

Federal banking agencies additionally require banking organizations to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of Alabama, Florida, Georgia, New Jersey, New York, Texas and Virginia. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. If the national, regional and local economies experience worsening economic conditions (including inflation), elevated levels of unemployment, adverse effects of the U.S. government’s failure to raise its debt ceiling (including defaulting on its debt obligations or experiencing credit downgrades) or as a result of trade wars and/or tariffs, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, our growth and profitability could be constrained.

We face strong competition from financial services companies and other companies that offer commercial and retail banking services, which could harm our business.

Many of our competitors offer the same, or a wider variety of, the banking and related financial services we offer within our market areas. These competitors include national banks, regional banks and other community banks, including banks similar to us that primarily serve distinct or multi-ethnic communities. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including fintech companies, savings associations, finance companies, brokerage  firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Further, our credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. We also compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations.

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

Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets. Interest rates increased significantly in 2022 and 2023 as the Federal Reserve attempted to slow economic growth and counteract rising inflation, and remained elevated during 2024, with the Federal Reserve slowly decreasing interest rates in the fourth quarter of 2024. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates which may lead to an increase in nonperforming assets and a reduction of income recognized, which could have a material adverse effect on our results of operations and cash flows. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Conversely, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful as some of these effects are outside of our control. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

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

Bank failures and related negative media attention may generate significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These developments have and may continue to negatively impact customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions.  Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. If we were required to raise additional capital in the current environment, any such capital raise may be on unfavorable terms, thereby negatively impacting book value and profitability. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like the Company.

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

Other primary sources of funds consist of cash from operations, paydown of our existing loan portfolio and sale of loans to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. Recently proposed changes to the Federal Home Loan Bank system could adversely impact the Company’s access to Federal Home Loan Bank borrowings or increase the cost of such borrowings. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations  about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us. In addition, our access to deposits may be affected by the liquidity and/or cash flow needs of depositors, which may be exacerbated in an inflationary, recessionary, or elevated rate environment.

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

At December 31, 2024, approximately 97.4% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect credit quality, profitability, financial condition, and results of operations. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

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

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business. It is inherently difficult to assess the outcome of these matters, and we may not prevail in any proceedings or litigation. Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage or to the extent that we incur civil money penalties that are not covered by insurance, they could have a material adverse effect on our business, financial condition and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all. In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We in the future could become subject to claims based on this or other evolving legal theories. Further, banking institutions are also increasingly the target of class action lawsuits, including claims alleging deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges and violations of the Fair Labor Standards Act (FLSA). We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, security breaches, litigation, investigations and other proceedings, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

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

System failure or compromises of our network security could subject us to increased operating costs as well as litigation and other liabilities.

The computer systems and network infrastructure we use, including those we maintain with our service providers and vendors, could be vulnerable to hardware and cyber security issues. Our operations are dependent upon our ability to protect our computer equipment against damage from fire, power loss, telecommunications failure, natural disasters such as earthquakes, tornadoes and hurricanes, or a similar catastrophic event. We could also experience a cybersecurity incident by intentional or negligent conduct on the part of employees or other internal or external sources, including our third-party vendors and cyber criminals through, for example, phishing attempts, brute force attacks, denial of service attacks, viruses or other malicious code, exploiting software vulnerabilities (including “zero-day attacks”), ransomware or other malware and supply chain attacks and other disruptive problems caused by criminal threat actors. Any damage or failure that causes an interruption in our operations could have an adverse effect on our financial condition and results of operations. In addition, our operations are dependent upon our ability to protect the computer systems and network infrastructure utilized by us, including our internet banking activities, against damage from physical break-ins, cyberattacks and other disruptive problems caused by criminal threat actors. Such cyberattacks and other technology disruptions would jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, and those maintained by our service providers and vendors, which may result in significant liability, reputational damage and inhibit the use of our internet banking services by current and potential  customers, any of which may result in a material adverse impact on our financial condition, results of operations or the market price of our common stock. As cyber threats continue to evolve and become more frequent, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

We and our third-party vendors are under continuous threat of loss due to hacking and cyberattacks especially as we continue to expand client capabilities to utilize internet and other remote channels to transact business. These cyber risks include increased phishing, malware, and other cybersecurity attacks described above, vulnerability to disruptions of our and our third-party vendors’ information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a cybersecurity incident resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

To date, none of foregoing types of attacks have had a material effect on our business or operations and we maintain  a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. However, no assurances can be provided that we (or our third-party vendors) may not suffer from such an attack in the future that may cause us material harm, especially in light of the risks being posed by the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of cybercriminals and other external parties..

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

The developments and use of artificial intelligent (AI) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory  agencies, including the Federal Reserve, the DBF and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound  practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. See Supervision and Regulation above at for an additional discussion of the extensive regulation and supervision that the Company and the Bank are subject to.

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

As of December 31, 2024, our directors and their families and affiliated entities collectively had a 27.3% ownership interest in the Company.  As a result, our directors may have significant influence over the election of board of directors, control the management and policies of the Company and, in general, determine the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and will be able to prevent or cause a change in control of the Company.

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

Environmental, social and governance (“ESG”) and diversity, euity and inclusion (“DEI”) risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Our business faces increasing public investor, activist, legislative and regulatory scrutiny related to ESG, anti-ESG, DEI and anti-DEI activities and developments. We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as diversity, equity, inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

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

In response to ESG developments (including, in particular DEI initiatives), there are increasing instances of anti-ESG legislation and anti-DEI executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate adopt legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.

Our dividend policy may change, and consequently, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We have paid quarterly dividends to our shareholders for the past eleven years. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our risk management program is designed to identify, assess, and mitigate risks across various aspects of our company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Our Information Security Officer is primarily responsible for the cybersecurity component of our risk management program and is a key member of the risk management organization, reporting directly to the Chief Executive Officer and, as discussed below, periodically to the Information Technology Committee of our board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Information Security Officer, who reports directly to our Chief Executive Officer, along with key members of the Information Security Officer’s team, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by the Informaiton Security Program, as well as the Information Technology Committee, with the goal of addressing changing threats and conditions.

We have established processes and systems designed to assess, identify, manage, and mitigate cybersecurity risk and threats, including regular and on-going education and training for employees, including information security awareness training, preparedness simulations and tabletop exercises, and recovery and resilience tests. We employ a variety of preventative and detective tools designed to monitor and block suspicious activity and to identify cybersecurity threats. We continue to strengthen the management and oversight of cybersecurity risks through new security system enhancements, policies, testing, identification and reporting. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity professionals and third-party specialists. We also engage a third-party to perform penetration testing and ongoing analysis to identify potential vulnerabilities and areas for additional enhancement. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with third-party service providers. We also monitor our email gateways for malicious phishing campaigns and monitor remote connections for cybersecurity threats. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to our information security program, to assess their design and operating effectiveness and make recommendations to strengthen our risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to senior management and the Information Technology Committee of our board of directors, as well as the full board of directors. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

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

Cybersecurity Governance

Our Information Security Officer directs our enterprise information security department and manages our information security program. The responsibilities of enterprise information security department include cybersecurity risk assessment and defense, vulnerability assessment, incident prevention, mitigation, response, and remediation, data access governance, third-party risk management, and business resilience. Our Information Security Officer has over ten years of relevant expertise and formal training in the areas of information security and cybersecurity risk management in the financial institutions industry.

The Information Technology Committee of our board of directors has primary responsibility for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer provides quarterly reports to the Information Technology Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity risks and incidents. The Technology Committee also reviews our cyber security risk profile on a quarterly basis. The Information Technology Committee, as well as the full board of directors, reviews and approves our information security and technology budgets and strategies annually. The Information Technology Committee provides a report of their activities to the full board of directors on a quarterly basis.

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

As of March 5, 2025, there were 25,402,782 shares of common stock outstanding held by approximately 166 shareholders of record of our common stock as reported by our transfer agent.

Dividends

It has been our policy to pay quarterly dividends to holders of our common stock. We have paid quarterly dividends to our shareholders in amounts up to 40% of our net income over the past eleven years. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions  on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1. Business - Regulation and Supervision - Regulation of the Company - Payment of Dividends.”

Equity Compensation Plan Information

Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2024.

Issuer Purchases of Equity Securities

On October 16, 2024, the Company announced the continuation of its share repurchase program that expired on September 30, 2024 (“Prior Share Repurchase Plan”), and authorized the Company to repurchase up to 925,250 shares of the Company’s outstanding shares of common stock, which is the number of remaining shares authorized for repurchase from the Prior Share Repurchase Plan. The share repurchase program began on October 17, 2024 and will end on September 30, 2025.

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

The following table summarizes the repurchases of our common shares for the three months ended December 31, 2024.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
October 1, 2024 to October 31, 2024	—	$—	—	925,250
November 1, 2024 to November 30, 2024	—	$—	—	925,250
December 1, 2024 to December 31, 2024	—	$—	—	925,250
Total	—	$—	—	925,250

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index for the period beginning on December 31, 2020 through December 31, 2024. The following reflects index values as of close of trading, assumes $100.00 invested on December 31, 2020, in our common stock, the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index, and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.

Index	2020	2021	2022	2023	2024
MetroCity Bankshares, Inc.	$100.00	$195.73	$158.06	$182.34	$250.03
Nasdaq Composite Index	100.00	121.39	81.21	116.47	149.83
S&P U.S. Small Cap Bank Index	100.00	139.21	122.74	123.35	145.82

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2024, included elsewhere in this Annual Report on Form 10-K.

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

See Note 1 and Note 3 of our consolidated financial statements as of December 31, 2024, included elsewhere in this Annual Report on Form 10-K, for additional information on the reserve and allowance for credit losses.

Results of Operations

Net Income

Year ended December 31, 2024 compared to year ended December 31, 2023

We recorded net income of $64.5 million for the year ended December 31, 2025 compared to $51.6 million for the year ended December 31, 2023, an increase of $12.9 million, or 25.0%. The increase was due to an increase in net interest income of $16.7 million and an increase in noninterest income of $4.9 million, offset by an increase in noninterest expense of $5.7 million, an increase in income tax expense of $2.5 million and an increase in provision for credit losses of $531,000.

Basic and diluted earnings per common share for the year ended December 31, 2024 was $2.55 and $2.52, respectively, compared to $2.05 and $2.02 for the basic and diluted earnings per common share for the year ended December 31, 2023.

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

Year ended December 31, 2024 compared to year ended December 31, 2023

Net interest income for the year ended December 31, 2024 was $118.1 million compared to $101.5 million for the year ended December 31, 2023, an increase of $16.7 million, or 16.4%. Interest income totaled $212.9 million for the year ended December 31, 2024, an increase of $20.1 million, or 10.4%, from the year ended December 31, 2023, primarily due to a 41 basis points increase in the yield on average loans coupled with a $99.8 million increase in average loans. Average earning assets increased by $117.5 million, due to increases of $99.8 million in average loans and $18.7 million in average fed funds sold and interest-bearing cash accounts, offset by a decrease of $957,000 in average investment securities. The increase in average loans included increases of $78.8 million in average commercial real estate loans, $21.8 million in average residential real estate loans and $13.9 million in average commercial and industrial loans, offset by a decrease of $14.8 million in average construction and development loans.

Interest expense for the year ended December 31, 2024 increased $3.4 million, or 3.7%, to $94.8 million compared to interest expense of $91.3 million for the year ended December 31, 2023. This increase is primarily attributable to a $91.0 million increase in average time deposit balances coupled with an 84 basis points increase in time deposit costs, as well as a 101 basis points increase to interest-bearing demand deposit costs. These increases to deposit interest expense were offset by a 141 basis points decrease to the yield on average money market accounts from the benefit received on the Company’s interest rate derivatives (see further discussion in next paragraph). Average borrowings outstanding for the year ended December 31, 2024 increased by $12.8 million with an increase in rate of 98 basis points compared to the year ended December 31, 2023.

The Company currently has interest rate derivative agreements totaling $850.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.29%. During the year ended December 31, 2024, we recorded a credit to interest expense of $22.1 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $5.4 million recorded during the year ended December 31, 2023. Based on the Federal Funds Effective rate as of December 31, 2024 (4.33%), the Company would estimate to record a credit to interest expense of $16.2 million during 2025 from the benefit received on these interest rate derivatives. See Note 10 of our consolidated financial statements as of December 31, 2024, included elsewhere in this Annual Report on Form 10-K, for additional information on these interest rate derivatives.

The net interest margin for the year ended December 31, 2024 was 3.51% compared to 3.13% for the year ended December 31, 2023, an increase of 38 basis points. The yield on interest-earning assets increased by 39 basis points to 6.33% from 5.94%, while the cost of interest-bearing liabilities decreased by one basis point to 3.72% from 3.73% for the previous year. Average earning assets increased by $117.5 million, primarily due to an increase of $99.8 million in average loans and an increase of $17.7 million in average total investments. Average interest-bearing liabilities increased by $102.1 million as average interest-bearing deposits increased by $89.3 million and average borrowings increased by $12.8 million.

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

Interest expense for the year ended December 31, 2023 increased $63.7 million, or 230.9%, to $91.3 million compared to interest expense of $27.6 million for the year ended December 31, 2022. This increase is primarily attributable to a $263.4 million increase in average deposit balances and a 256 basis points increase in deposit costs, which includes a 279 basis points increase in the average yield on money market deposits and a 258 basis points increase in the average yield on time deposits. Average borrowings outstanding for the year ended December 31, 2023 decreased by $20.1 million with an increase in rate of 195 basis points compared to the year ended December 31, 2022.

The Company has interest rate derivative agreements totaling $850.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.29%. During the year ended December 31, 2023, we recorded a credit to interest expense of $5.4 million from the benefit received on these interest rate derivatives compared to $287,000 of interest expense recorded during the year ended December 31, 2022. Of the $850.0 million interest rate derivatives, only $500.0 million were making payments as of December 31, 2023 and the remaining $350.0 million will begin making payments in the second quarter of 2024.

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

Average Balances, Interest and Yields

The following tables present, for the years ended December 31, 2024, 2023 and 2022, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Year Ended December 31,
	2024			2023			2022
	Average	Interest and	Yield /	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$185,696	$11,289	6.08%	$167,024	$9,995	5.98%	$225,154	$3,524	1.57%
Investment securities	31,373	854	2.72	32,330	949	2.94	35,188	881	2.50
Total investments	217,069	12,143	5.59	199,354	10,944	5.49	260,342	4,405	1.69
Construction and development	17,148	1,511	8.81	31,955	1,864	5.83	35,562	1,898	5.34
Commercial real estate	738,200	66,751	9.04	659,432	57,710	8.75	589,017	38,582	6.55
Commercial and industrial	67,964	6,597	9.71	54,100	5,110	9.45	55,516	3,920	7.06
Residential real estate	2,321,075	125,737	5.42	2,299,246	117,071	5.09	2,090,389	98,277	4.70
Consumer and Other	304	174	57.24	195	128	65.64	193	138	71.50
Gross loans(2)	3,144,691	200,770	6.38	3,044,928	181,883	5.97	2,770,677	142,815	5.15
Total earning assets	3,361,760	212,913	6.33	3,244,282	192,827	5.94	3,031,019	147,220	4.86
Noninterest-earning assets	209,058			198,938			156,185
Total assets	3,570,818			3,443,220			3,187,204
Interest-bearing liabilities:
NOW and savings deposits	138,827	3,537	2.55	146,543	2,264	1.54	186,061	1,046	0.56
Money market deposits	1,012,309	28,331	2.80	1,006,360	42,347	4.21	1,130,439	16,067	1.42
Time deposits	1,031,942	48,192	4.67	940,911	35,996	3.83	513,867	6,445	1.25
Total interest-bearing deposits	2,183,078	80,060	3.67	2,093,814	80,607	3.85	1,830,367	23,558	1.29
Borrowings	365,990	14,707	4.02	353,149	10,741	3.04	373,238	4,051	1.09
Total interest-bearing liabilities	2,549,068	94,767	3.72	2,446,963	91,348	3.73	2,203,605	27,609	1.25
Noninterest-bearing liabilities:
Noninterest-bearing deposits	536,084			555,840			599,340
Other noninterest-bearing liabilities	86,496			74,254			63,997
Total noninterest-bearing liabilities	622,580			630,094			663,337
Shareholders' equity	399,170			366,163			320,262
Total liabilities and shareholders' equity	$3,570,818			$3,443,220			$3,187,204
Net interest income		$118,146			$101,479			$119,611
Net interest spread			2.61			2.21			3.61
Net interest margin			3.51			3.13			3.95
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Year Ended December 31,
	2024 Compared to 2023			2023 Compared to 2022
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$1,190	$104	$1,294	$(376)	$6,847	$6,471
Investment securities	(330)	235	(95)	(581)	649	68
Total investments	860	339	1,199	(957)	7,496	6,539
Construction and development	(938)	585	(353)	(230)	196	(34)
Commercial real estate	7,173	1,868	9,041	4,979	14,149	19,128
Commercial and industrial	1,361	126	1,487	(115)	1,305	1,190
Residential real estate	1,408	7,258	8,666	10,161	8,633	18,794
Consumer and Other	26	20	46	(7)	(3)	(10)
Gross loans(2)	9,030	9,857	18,887	14,788	24,280	39,068
Total earning assets	9,890	10,196	20,086	13,831	31,776	45,607
Interest-bearing liabilities:
NOW and savings deposits	(221)	1,494	1,273	(280)	1,498	1,218
Money market deposits	481	(14,497)	(14,016)	(1,893)	28,173	26,280
Time deposits	3,851	8,345	12,196	10,323	19,228	29,551
Total interest-bearing deposits	4,111	(4,658)	(547)	8,150	48,899	57,049
Borrowings	390	3,576	3,966	(219)	6,909	6,690
Total interest-bearing liabilities	4,501	(1,082)	3,419	7,931	55,808	63,739
Net interest income	$5,389	$11,278	$16,667	$5,900	$(24,032)	$(18,132)
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Loan balances include nonaccrual loans and loans held for sale.

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

Year ended December 31, 2024 compared to year ended December 31, 2023

We recorded a provision for credit losses of $516,000 during the year ended December 31, 2024 compared to a credit provision of $15,000 recorded during the year ended December 31, 2023. The provision expense recorded during the year ended December 31, 2024 was primarily due to the increase in reserves allocated to individually analyzed loans, as well as an increase in the general reserves allocated to our commercial real estate and commercial and industrial loan portfolios due to higher loan balances. Our allowance for credit losses as a percentage of gross loans for the periods ended December 31, 2024 and 2023 was 0.59% and 0.57%, respectively. Our allowance for credit losses as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

Year ended December 31, 2023 compared to year ended December 31, 2022

We recorded a credit provision for credit losses of $15,000 during the year ended December 31, 2023 compared to a credit provision of $2.8 million recorded during the year ended December 31, 2022. The credit provision recorded during the year ended December 31, 2023 was due to the decrease in reserves allocated to individually analyzed loans, as well as a decrease in the general reserves allocated to our residential mortgage loan portfolio as the outlook for the national housing price index improved during 2023, offset by general reserves allocated for the increase in loan balances during the year. Our allowance for credit losses as a percentage of gross loans for the periods ended December 31, 2023 and 2022 was 0.57% and 0.45%, respectively. Our allowance for credit losses as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

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

The following table sets forth the major components of our noninterest income for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in thousands)	2024	2023	2022	$ Change	% Change	$ Change	% Change
Noninterest Income:
Service charges on deposit accounts	$2,073	$1,918	$1,991	$155	8.1%	$(73)	(3.7)%
Other service charges, commissions and fees	6,848	5,657	9,725	1,191	21.1	(4,068)	(41.8)
Gain on sale of residential mortgage loans	1,914	—	2,017	1,914	100.0	(2,017)	(100.0)
Mortgage servicing income, net	2,448	(193)	(561)	2,641	1368.4	368	65.6
Gain on sale of SBA loans	2,945	3,299	2,068	(354)	(10.7)	1,231	59.5
SBA servicing income, net	4,243	4,796	1,825	(553)	(11.5)	2,971	162.8
Other income	2,592	2,727	1,053	(135)	(5.0)	1,674	159.0
Total noninterest income	$23,063	$18,204	$18,118	$4,859	26.7%	$86	0.5%

Year ended December 31, 2024 compared to year ended December 31, 2023

Service charges on deposit accounts were $2.1 million for the year ended December 31, 2024 compared to $1.9 million for the year ended December 31, 2023, an increase of $155,000, or 8.1%. The increase was primarily attributable to increased overdraft fees and wire transfer fees.

Other service charges, commissions and fees increased $1.2 million, or 21.1%, to $6.9 million for the year ended December 31, 2024 compared to $5.7 million for the year ended December 31, 2023. The increase is mainly attributable to higher underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume increased during the year ended December 31, 2024 compared to the year ended December 31, 2023.

Mortgage loan originations totaled $413.7 million during the year ended December 31, 2024 compared to $337.0 million during the year ended December 31, 2023.

Total gain on sale of loans was $4.9 million for the year ended December 31, 2024 compared to $3.3 million for the year ended December 31, 2023, an increase of $1.6 million, or 47.3%.

Gain on sale of residential loans totaled $1.9 million for the year ended December 31, 2024  as we sold $187.5 million in residential mortgage loans during the period with an average premium of 1.05%. We recorded no gain on sale of residential mortgage loans during the year ended December 31, 2023 as no residential mortgage loans were sold during the period.

Gain on sale of SBA loans totaled $2.9 million for the year ended December 31, 2024 compared to $3.3 million for the year ended December 31, 2023. We sold $72.2 million in SBA loans during the year ended December 31, 2024 with average premiums of 6.57% compared to the sale of $72.9 million in SBA loans with an average premium of 6.09% in the year ended December 31, 2023.

Mortgage loan servicing income was $2.4 million for the year ended December 31, 2024 compared to an expense balance of $193,000 for the year ended December 31, 2023, an increase of $2.6 million, or 1368.4%. The change in mortgage loan servicing income was primarily due to the decrease in mortgage servicing amortization and an increase in capitalized mortgage servicing assets, partially offset by the decrease in mortgage servicing fees. Included in mortgage loan servicing income for the year ended December 31, 2024 was $2.3 million in mortgage servicing fees compared to $2.5 million for 2023, and capitalized mortgage servicing assets of $1.2 million for the year ended December 31, 2024 compared to $0 for 2023. These amounts were offset by mortgage loan servicing asset amortization of $1.1 million for the year ended December 31, 2024 compared to $2.7 million for the year ended December 31, 2023. During the year ended December 31, 2024, we recorded a fair value impairment of $20,000 on our mortgage servicing assets compared to no fair value impairment recorded during 2023. Our total residential mortgage loan servicing portfolio was $527.0 million at December 31, 2024 compared to $443.1 million at December 31, 2023.

SBA servicing income was $4.2 million for the year ended December 31, 2024 compared to $4.8 million for the year ended December 31, 2023, a decrease of $553,000, or 11.5%. Our total SBA and USDA loan servicing portfolio was $479.7 million as of December 31, 2024 compared to $508.0 million as of December 31, 2023. SBA servicing fees totaled $4.2 million for the year ended December 31, 2024 compared to $4.6 million for the year ended December 31, 2023. Our SBA servicing rights are carried at fair value and inputs used to calculate fair value change from period to period. During the year ended December 31, 2024, we recorded a $29,000 fair value gain on our SBA servicing rights compared to a $201,000 fair value gain on our SBA servicing rights during the year ended December 31, 2023.

Other noninterest income was $2.6 million for the year ended December 31, 2024 compared to $2.7 million for the year ended December 31, 2023, a decrease of $135,000, or 5.0%. The largest component of other noninterest income is the income on bank owned life insurance, which totaled $2.3 million and $1.8 million, respectively, for the years ended December 31, 2024 and 2023. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $35,000 (loss) and $35,000 (gain), respectively, for the years ended December 31, 2024 and 2023.

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

Gain on sale of SBA loans totaled $3.3 million for the year ended December 31, 2023 compared to $2.1 million for the year ended December 31, 2022. We sold $72.9 million in SBA loans during the year ended December 31, 2023 with average premiums of 6.09% compared to the sale of $31.5 million in SBA loans with an average premium of 8.45% in the year ended December 31, 2022.

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

SBA servicing income was $4.8 million for the year ended December 31, 2023 compared to $1.8 million for the year ended December 31, 2022, an increase of $3.0 million, or 162.8%. Our total SBA and USDA loan servicing portfolio was $508.0 million as of December 31, 2023 compared to $465.1 million as of December 31, 2022. SBA servicing fees totaled $4.6 million for the year ended December 31, 2023 compared to $5.0 million for the year ended December 31, 2022. Our SBA servicing rights are carried at fair value and inputs used to calculate fair value change from period to period. During the year ended December 31, 2023, we recorded a $201,000 fair value gain on our SBA servicing rights compared to a $3.1 million fair value adjustment charge on our SBA servicing rights during the year ended December 31, 2022.

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

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
(Dollars in thousands )	2024	2023	2022	$ Change	% Change	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$33,207	$29,304	$30,502	$3,903	13.3%	$(1,198)	(3.9)%
Occupancy and equipment	5,524	4,893	4,857	631	12.9	36	0.7
Data processing	1,293	1,229	1,095	64	5.2	134	12.2
Advertising	634	614	606	20	3.3	8	1.3
Other expenses	12,721	11,686	12,219	1,035	8.9	(533)	(4.4)
Total noninterest expense	$53,379	$47,726	$49,279	$5,653	11.8%	$(1,553)	(3.2)%

Year ended December 31, 2024 compared to year ended December 31, 2023

Salaries and employee benefits expense for the year ended December 31, 2024 was $33.2 million compared to $29.3 million for the year ended December 31, 2023, an increase of $3.9 million, or 13.3%. This increase was primarily attributable to higher employee salaries and benefits due to the increase in the overall number of employees necessary to support our continued growth and annual salary adjustments, higher commissions from higher loan volume, and increased employee insurance costs and stock based compensation. The average number of full-time equivalent employees was 240 for the year ended December 31, 2024 compared to 220 for the year ended December 31, 2023.

Occupancy expense for the year ended December 31, 2024 was $5.5 million compared to $4.9 million for the year ended December 31, 2023, an increase of $631,000, or 12.9%. This increase was primarily due to higher expenses related to depreciation, rent, and maintenance and repairs.

Data processing expense for the year ended December 31, 2024 was $1.3 million compared to $1.2 million for the year ended December 31, 2023, an increase of $64,000, or 5.2%. The increase was consistent with the continued growth of our loans and deposits.

Advertising expense for the year ended December 31, 2024 was $634,000 compared to $614,000 for the year ended December 31, 2023, a slight increase of $20,000, or 3.3%. The increase was consistent with the continued growth of our loans and deposits.

Other expenses for the year ended December 31, 2024 were $12.7 million compared to $11.7 million for the year ended December 31, 2023, an increase of $1.0 million, or 8.9%. The increase was primarily due to higher expenses related to security, audit and accounting services, business taxes, other real estate owned and FDIC insurance premiums. Included in other expenses were directors’ fees of $645,000 and $617,000 for the years ended December 31, 2024 and 2023, respectively.

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

Income Tax Expense

Income tax expense for the years ended December 31, 2024, 2023 and 2022 was $22.8 million, $20.4 million and $28.6 million, respectively. The Company’s effective tax rates for the years ended December 31, 2024, 2023 and 2022 were 26.1%, 28.3% and 31.4%, respectively. The decrease in the effective tax rate during 2024 was partially due to a tax provision to tax return adjustment recorded for our 2023 state tax returns filed during the third and fourth quarter of 2024. The elevated effective tax rate for the year ended December 31, 2022 was due to the re-allocation of state income tax apportionment schedules from prior year tax returns, as well as corrections for the treatment of prior year’s state tax credits.

We had a net deferred tax asset of $158,000 at December 31, 2024, a net deferred tax liability of $2.3 million at December 31, 2023 and net deferred tax liability of $1.6 million at December 31, 2022.

Return on Equity and Assets

The following table sets forth our return on average assets, return on average equity, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Return on average assets	1.81%	1.50%	1.96%
Return on average equity	16.16%	14.10%	19.55%
Dividend payout ratio	32.80%	35.43%	24.52%
Average shareholders' equity to average assets	11.18%	10.63%	10.05%

For the year ended December 31, 2024, 2023 and 2022, our average equity includes $13.2 million, $22.1 million and $7.6 million, respectively, of average accumulated other comprehensive income. These amounts includes unrealized losses on our available for sale securities portfolio and significant unrealized gains on our interest rate derivatives. Excluding the average accumulated other comprehensive income balance, the return on average equity was 16.71%, 15.00% and 20.02% for the years ended December 31, 2024, 2023 and 2022, respectively.

Financial Condition

Total assets increased $91.2 million, or 2.6%, to $3.59 billion at December 31, 2024 as compared to $3.50 billion at December 31, 2023. The increase in total assets was primarily attributed to increases in cash and due from banks of $94.2 million, loans held for investment of $15.8 million, federal funds sold of $10.9 million, Federal Home Loan Bank stock of $2.4 million and bank owned life insurance of $2.3 million, partially offset by decreases in loans held for sale of $22.3 million and interest rate derivatives of $10.0 million.

Our investment securities portfolio made up only 0.77% of our total assets at December 31, 2024 compared to 0.82% at December 31, 2023.

Loans

Our loans represent the largest portion  of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

Our gross loans held for investment increased $14.4 million, or 0.5%, to $3.17 billion as of December 31, 2024 compared to $3.15 billion as of December 31, 2023. Our loan growth during the year ended December 31, 2024 was comprised of a decrease of $1.7 million, or 7.3%, in construction and development loans, an increase of $50.9 million, or 7.2%, in commercial real estate loans, an increase of $12.3 million, or 18.7%, in commercial and industrial loans, a decrease of $47.1 million, or 2.0%, in residential real estate loans and a decrease of $59,000, or 18.5%, in consumer and other loans. There were no loans classified as held for sale as of December 31, 2024 or 2022. Loans classified as held for sale totaled $22.3 million as of December 31, 2023.

The following table presents the ending balance of each major category in our loan portfolio held for investment as of the dates indicated.

	December 31,
	2024		2023		2022		2021		2020
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Development	$21,569	0.7%	$23,262	0.7%	$47,779	1.6%	$38,857	1.6%	$45,653	2.8%
Commercial Real Estate	762,033	24.1	711,177	22.6	657,246	21.4	520,488	20.7	477,419	29.2
Commercial and Industrial	78,220	2.5	65,904	2.1	53,173	1.7	73,072	2.9	137,239	8.4
Residential Real Estate	2,303,234	72.7	2,350,299	74.6	2,306,915	75.3	1,879,012	74.8	974,445	59.6
Consumer and other	260	0.0	319	0.0	216	0.0	79	0.0	183	0.0
Total gross loans	3,165,316	100.0%	3,150,961	100.0%	3,065,329	100.0%	2,511,508	100.0%	1,634,939	100.0%
Unearned income	(7,381)		(8,856)		(9,640)		(6,438)		(4,595)
Allowance for credit losses	(18,744)		(18,112)		(13,888)		(16,952)		(10,135)
Total loans, net	$3,139,191		$3,123,993		$3,041,801		$2,488,118		$1,620,209

The following table presents the maturity distribution of our loans held for investment as of December 31, 2024. The table also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	December 31, 2024
(Dollars in thousands)	One Year or Less	One to Five Years	Five to Ten Years	Ten to Fifteen Years	Over Fifteen Years	Total
Construction and Development	$11,565	$8,086	$—	$1,479	$439	$21,569
Commercial Real Estate	67,225	317,079	111,734	20,400	245,595	762,033
Commercial and Industrial	20,635	27,380	30,205	—	—	78,220
Residential Real Estate	—	325	—	818,955	1,483,954	2,303,234
Consumer and other	260	—	—	—	—	260
Total gross loans	$99,685	$352,870	$141,939	$840,834	$1,729,988	$3,165,316

Amounts with fixed rates	$40,711	$52,173	$766	$821,160	$186,395	$1,101,205
Amounts with floating or adjustable rates	58,974	300,697	141,173	19,674	1,543,593	2,064,111
Total gross loans	$99,685	$352,870	$141,939	$840,834	$1,729,988	$3,165,316

Our loan portfolio is concentrated in commercial real estate and residential mortgage loans with the remaining balance in construction and development, commercial and industrial, and consumer loans. 97.5% of our gross loans held for investment were secured by real property as of December 31, 2024, compared  to 97.9% as of December 31, 2023 and 98.3% as of December 31, 2022.

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

As of December 31, 2024, our construction and development loans comprised $21.6 million, or 0.7%, of total loans held for investment, compared to $23.3 million, or 0.7%, of total loans held for investment as of December 31, 2023. This compares to $47.8 million, or 1.6%, of total loans held for investment as of December 31, 2022.

Commercial real estate loans. Commercial real estate loans include owner-occupied and non-owner occupied commercial real estate. We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain  a personal guarantee from responsible parties. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. At December 31, 2024, approximately 92.0% of our commercial real estate loans were owner-occupied compared to 92.4% at December 31, 2023.

As of December 31, 2024, our loans secured by commercial real estate were $762.0 million, or 24.1%, of total loans held for investment compared to $711.2 million, or 22.6%, as of December 31, 2023. This increase was due to consistent loan production and market demand for these types of loans. Commercial real estate loans were $657.2 million, or 21.4%, of our portfolio as of December 31, 2022. Our non-owner occupied commercial real estate loans make up a small percentage of our overall commercial real estate loan portfolio. Non-owner occupied commercial real estate loans were 8.0%, 7.6%, and 10.4%, as a percentage of commercial real estate loans for the years ending December 31, 2024, 2023, and 2022, respectively.

We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the prime rate, SOFR or constant  maturity treasury (“CMT”). At December 31, 2024 and 2023, approximately 12.0% and 28.9% of the commercial real estate portfolio consisted of fixed-rate loans, respectively. Our policy maximum LTV is 85% for commercial real estate loans. However, our weighted average LTV is well below this policy maximum. Newly originated and renewed non-SBA commercial real estate loans for the years ending December 31, 2024 and 2023 carried a weighted average LTV of 53.5% and 46.4%, respectively.

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

As of December 31, 2024, our commercial and industrial loans comprised $78.2 million, or 2.5%, of total loans held for investment, compared to $65.9 million, or 2.1% of total loans held for investment as of December 31, 2023. This increase was due to consistent loan production and market demand for these types of loans. This compares to $53.2 million, or 1.7%, of total loans held for investment as of December 31, 2022.

A large portion of both our commercial real estate and commercial and industrial loans are SBA loans. We are designated an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We have historically sold the guaranteed portion (75%-90%) of the SBA loans that we originate. Our SBA loans are typically made to small-sized retail, hotel/motel, service and distribution businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral  may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance. As of December 31, 2024, our SBA and USDA portfolio totaled $277.0 million compared to $286.9 million as of December 31, 2023. This decrease was primarily the result of prepayments on existing SBA loans during 2024. We originated and sold $90.8 million and $72.2 million of SBA loans during the year ended December 31, 2024 compared to originations and sales of $88.1 million and $72.9 million for the year ended December 31, 2023. We originated and sold $136.7 million and $31.5 million of SBA loans during the year ended December 31, 2022.

From our total SBA and USDA loan portfolio of $277.0 million at December 31, 2024, $248.6 million is secured by real estate and $28.5 million is unsecured or secured by business assets, which we classify as commercial and industrial loans.

Residential real estate loans. We originate mainly non-conforming single-family residential mortgage loans through  our branch network, without the use of any third party originator. During 2024, our primary loan products were a three-year, five-year or ten-year hybrid adjustable rate mortgage which reprice after three, five or ten years to the one-year CMT plus certain spreads, as well as 15-year and 30-year fixed rate products. We originate the residential mortgage loans to hold for investment and also sell on the secondary market when premiums are elevated or for liquidity purposes.

As of December 31, 2024, our residential real estate loans comprised $2.30 billion, or 72.7%, of total loans held for investment, compared to $2.35 billion, or 74.6%, of total loans held for investment as of December 31, 2023. This compares to $2.31 billion, or 75.3%, of total loans held for investment as of December 31, 2022. The decrease in 2024 was due to management’s decision to start selling our residential mortgage loans again on the secondary market after noy selling any residential mortgage loans during 2023. During the years ended December 31, 2024 and 2023, we originated $413.7 million and $337.0 million and sold $187.5 million and $0, respectively, in residential mortgage loans. During the year ended December 31, 2022, we originated $833.6 million and sold $94.9 in residential mortgage loans.

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

As of December 31, 2024, our consumer and other loans totaled $260,000 compared to $319,000 as of December 31, 2023. This compares to $216,000 as of December 31, 2022.

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

Real estate acquired as a result of foreclosure or by deed-in-lieu of foreclosure is classified as foreclosed real estate until sold, and is carried at the balance of the loan at the time of foreclosure or at estimated fair value less estimated costs to sell, whichever is less.

Nonperforming loans include nonaccrual loans and loans 90 days or more past due and still accruing. Nonperforming assets consist of nonperforming loans plus foreclosed real estate.

Nonperforming loans were $18.0 million at December 31, 2024 compared to $14.7 million at December 31, 2023 and $10.2 million at December 31, 2022. The increase from December 31, 2023 to December 31, 2024 was attributable to a $2.3 million increase in both nonaccrual commercial real estate loans and nonaccrual residential real estate loans, offset by a $760,000 decrease in commercial and industrial loans and a $548,000 decrease in nonaccrual construction and development loans. The increase from December 31, 2022 to December 31, 2023 was attributable to a $6.8 million increase in nonaccrual residential real estate loans, a $1.2 million increase in nonaccrual commercial and industrial loans and a $548,000 increase in nonaccrual construction and development loans, offset by a $3.9 million decrease in commercial real estate loans. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2024, 2023 and 2022.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. At December 31, 2024, included in nonaccrual loans were $3.3 million of commercial real estate loans, $526,000 in commercial and industrial loans and $14.2 million in residential real estate loans. Nonaccrual loans at December 31, 2023 comprised of $548,000 of construction and development loans, $991,000 of commercial real estate loans, $1.3 million in commercial and industrial loans and $11.9 million in residential real estate loans. The weighted average LTV of nonaccrual residential real estate loans was approximately 52.8% at December 31, 2024.

	December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Nonaccrual loans	$18,010	$14,682	$10,065	$8,759	$10,203
Past due loans 90 days or more and still accruing	—	—	180	342	—
Total nonperforming loans	18,010	14,682	10,245	9,101	10,203
Foreclosed real estate	427	1,466	4,328	3,618	3,844
Total nonperforming assets	$18,437	$16,148	$14,573	$12,719	$14,047
Nonperforming loans to gross loans	0.57%	0.47%	0.33%	0.36%	0.62%
Nonperforming assets to total assets	0.51%	0.46%	0.43%	0.41%	0.74%
Allowance for credit losses to nonperforming loans	104.08%	123.36%	135.56%	186.27%	99.33%

Allowance for credit losses

The allowance for credit losses was $18.7 million at December 31, 2024 compared to $18.1 million at December 31, 2023, an increase of $632,000, or 3.5%. The allowance for credit losses was $13.9 million as of December 31, 2022. The increase from December 31, 2023 to December 31, 2024 was primarily due to the increase in reserves allocated to individually analyzed loans, partially offset by $130,000 in charge-offs recorded during the year ended December 31, 2024. The increase from December 31, 2022 to December 31, 2023 was due to the CECL adoption during the first quarter of 2023, offset by a decrease in reserves allocated to individually analyzed loans and $764,000 in charge-offs recorded during the year ended December 31, 2023. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

We maintain a reserve for credit losses that consist of two components, the allowance for credit losses (ACL) on funded loans and the ACL for unfunded commitments, The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $165,000 and  $315,000 as of December 31, 2024 and 2023, respectively.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of December 31, 2024, included elsewhere in this Annual Report on Form 10-K, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for loan losses and net charge-offs for the periods presented below:

	December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Balance, beginning of period	$18,112	$13,888	$16,952	$10,135	$6,839
CECL adoption (Day 1) impact	—	5,055	—	—	—
Charge-offs:
Construction and development	—	—	—	—	—
Commercial real estate	—	455	—	67	109
Commercial and industrial	130	309	390	64	51
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	97
Total charge-offs	130	764	390	131	257
Recoveries:
Construction and development	—	—	—	—	—
Commercial real estate	83	5	7	12	10
Commercial and industrial	11	20	81	—	25
Residential real estate	—	—	—	—	—
Consumer and other	—	—	5	7	51
Total recoveries	94	25	93	19	86
Net charge-offs/(recoveries)	36	739	297	112	171
Provision for credit losses	668	(92)	(2,767)	6,929	3,467
Balance, end of period	$18,744	$18,112	$13,888	$16,952	$10,135
Total loans at end of period	$3,165,316	$3,150,961	$3,065,329	$2,511,508	$1,634,939
Average loans(1)	3,125,389	3,039,361	2,761,195	2,109,249	1,365,129
Net charge-offs to average loans	0.00%	0.02%	0.01%	0.01%	0.01%
Allowance for credit losses to total loans	0.59%	0.57%	0.45%	0.67%	0.62%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio as of December 31, 2024.

The following table presents a summary of the allocation of the allowance for credit losses by loan portfolio segment for the periods indicated:

	December 31,
	2024		2023		2022		2021		2020
	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to
(Dollars in thousands)	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans
Construction and Development	$31	0.7%	$46	0.7%	$124	1.6%	$100	1.6%	$178	2.8%
Commercial Real Estate	7,265	24.1	6,876	22.6	2,811	21.4	4,146	20.7	5,161	29.2
Commercial and Industrial	1,380	2.5	588	2.1	1,326	1.7	4,989	2.9	438	8.4
Residential Real Estate	10,066	72.7	10,597	74.6	9,626	75.3	7,717	74.8	4,350	59.6
Consumer and other	2	—	5	—	1	—	—	—	8	—
Unallocated	—	—	—	—	—	—	—	—	—	—
Total allowance for credit losses	$18,744	100.0%	$18,112	100.0%	$13,888	100.0%	$16,952	100.0%	$10,135	100.0%

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

All of the debt securities in our investment portfolio were classified as available-for-sale as of December 31, 2024. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of U.S. government-sponsored agency securities, home mortgage-backed securities and state and municipal bonds. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of December 31, 2024, 2023 or 2022.

The following table presents the amortized cost and fair value of our available-for-sale securities portfolio as of the dates presented.

	Year Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government entities and agencies	$4,467	$4,467	$4,637	$4,637	$5,059	$5,059
States and political subdivisions	8,022	6,537	8,072	6,782	8,121	6,403
Mortgage-backed GSE residential	8,186	6,387	8,669	7,074	9,540	7,783
Total securities available for sale	$20,675	$17,391	$21,378	$18,493	$22,720	$19,245

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company does not believe that the securities available for sale that were in an unrealized loss position as of December 31, 2024 represent a credit loss impairment.  As of December 31, 2024, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average tax-equivalent yields of our investment securities available for sale as of the dates presented. Expected maturities may differ from contractual maturities if borrowers  have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2024
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
Obligations of U.S. Government entities and agencies	$—	—%	$4,467	4.42%	$—	—%	$—	—%	$4,467	4.42%
States and political subdivisions	—	—	1,218	2.16	—	—	5,319	2.19	6,537	2.19
Mortgage-backed GSE residential	285	1.71	794	1.84	994	1.89	4,314	1.89	6,387	1.88
Total securities available for sale	$285	1.71%	$6,479	3.51%	$994	1.89%	$9,633	2.06%	$17,391	2.55%

We have not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate our interest rate risk.

Equity Securities

As of both December 31, 2024 and 2023, the Company had equity securities with carrying values totaling $10.3 million. The equity securities consist of our investment in a mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the years ended December 31, 2024, 2023 and 2022, we recognized an unrealized loss of $35,000, an unrealized gain of $35,000 and an unrealized loss of $1.1 million, respectively, in net income on our equity securities.

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

Total deposits increased $5.9 million, or 0.2%, to $2.74 billion at December 31, 2024 compared to $2.73 billion at December 31, 2023. As of December 31, 2024, 19.6% of total deposits were comprised of noninterest-bearing demand accounts and 80.4% of interest-bearing deposit accounts compared to 18.7% and 81.3% as of December 31, 2023, respectively. Total deposits increased $64.1 million, or 2.4%, to $2.73 billion at December 31, 2023 compared to $2.67 billion at December 31, 2022. Our noninterest-bearing demand accounts were 22.9% of total deposits and our interest-bearing deposits accounted for the remaining 77.1% of our deposits as of December 31, 2022.

As of December 31, 2024 and 2023, the Company had estimated uninsured deposits of $666.4 million and $730.5 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Uninsured deposits were 24.1% of total deposits at December 31, 2024 compared to 26.5% at December 31, 2023. As of December 31, 2024, we had $1.29 billion of available borrowing capacity at the Federal Home Loan Bank ($692.6 million), Federal Reserve Discount Window ($551.6 million) and various other financial institutions (fed fund lines totaling $47.5 million).

We had brokered deposits of $721.8 million, or 26.4% of total deposits, at December 31, 2024 compared to $766.3 million, or 28.1% of total deposits, at December 31, 2023 and $523.7 million, or 19.6% of total deposits, at December 31, 2022. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank, or to help fund our loan demand when necessary.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate. These swap agreements are designated as cash flow hedges. As of December 31, 2024, the total amount of deposits tied to the Federal Funds Effective rate was $1.03 billion. See Note 10 of our consolidated financial statements as of December 31, 2024, included elsewhere in this Annual Report on Form 10-K, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$536,084	—%	$555,840	—%	$599,340	—%
Interest-bearing demand deposits	127,882	2.74	132,033	1.70	159,277	0.62
Savings and money market deposits	315,721	3.91	509,443	2.82	695,758	1.21
Brokered money market deposits	707,533	2.26	511,427	5.47	461,465	1.66
Time deposits	1,031,942	4.67	940,911	3.83	513,867	1.25
Total interest-bearing deposits	2,183,078	3.67	2,093,814	3.85	1,830,367	1.29
Total deposits	$2,719,162	2.94%	$2,649,654	3.04%	$2,429,707	0.97%

The following table sets forth the scheduled maturities of time deposits of $250,000 or greater as of December 31, 2024:

(Dollars in thousands)	December 31, 2024
Remaining maturity:
Three months or less	$291,401
Over three through six months	180,338
Over six through twelve months	36,219
Over twelve months	11,871
Total time deposits $250,000 or greater	$519,829

Borrowed Funds

Other than deposits, the Company utilizes FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by our residential real estate loans. At December 31, 2024 and December 31, 2023, we had available borrowing capacity from the FHLB of $692.6 million and $721.1 million, respectively. At December 31, 2024 and 2023, we had $375.0 million and $325.0 million, respectively, of outstanding advances from the FHLB.

The following table provides information related to our FHLB Advances for the periods indicated:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Maximum amount outstanding at any month-end during the period	$375,000	$425,000	$500,000
Balance outstanding at end of period	375,000	325,000	375,000
Average outstanding balance during the period	368,750	350,000	368,333
Weighted average interest rate during the period	3.97%	3.06%	1.16%
Weighted average interest rate at end of period	4.11	3.66	1.94

In addition  to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at December 31, 2024 and 2023. We did not have any advances outstanding under these agreements for any of the periods presented. We also have access to the Federal Reserve’s discount window in the amount of $551.6 million and $446.3 million at December 31, 2024 and 2023, respectively. No discount window borrowings were outstanding as of December 31, 2024 and  2023. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2024 and 2023, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $551.6 million and $446.3 million at December 31, 2024 and 2023, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $667.6 million as of December 31, 2024, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of December 31, 2024 and 2023.

At December 31, 2024 and 2023, we had $375.0 million and $325.0 million, respectively, of outstanding advances from the FHLB. Based on the values of residential mortgage loans pledged as collateral, we had $692.6 million and $721.1 million of additional borrowing availability with the FHLB as of December 31, 2024 and 2023, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2024 and 2023. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2024 and 2023. As of December 31, 2024, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2024 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

					To Be Well Capitalized
			Minimum Capital Required		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$427,083	20.05%	223,622	10.50%	N/A	N/A
Bank	424,383	19.93%	223,616	10.50	212,968	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	408,174	19.17%	181,027	8.50%	N/A	N/A
Bank	405,474	19.04%	181,023	8.50	170,374	8.00%
Common Tier 1 (CET1)
Consolidated	408,174	19.17%	149,081	7.00%	N/A	N/A
Bank	405,474	19.04%	149,077	7.00	138,429	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	408,174	11.57%	141,149	4.00%	N/A	N/A
Bank	405,474	11.49%	141,127	4.00	176,409	5.00%

As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$372,482	17.60%	222,188	10.50%	N/A	N/A
Bank	370,459	17.51%	222,181	10.50	211,601	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	354,055	16.73%	179,867	8.50%	N/A	N/A
Bank	352,032	16.64%	179,861	8.50	169,281	8.00%
Common Tier 1 (CET1)
Consolidated	354,055	16.73%	148,125	7.00%	N/A	N/A
Bank	352,032	16.64%	148,121	7.00	137,541	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	354,055	10.20%	138,790	4.00%	N/A	N/A
Bank	352,032	10.15%	138,763	4.00	173,454	5.00%

Contractual Obligations

The following table presents supplemental information regarding total contractual obligations as of December 31, 2024:

	Payments Due by Period at December 31, 2024
(Dollars in thousands)	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Deposits without a stated maturity	$1,721,690	$—	$—	$—	$1,721,690
Time deposits	987,472	22,603	5,033	—	1,015,108
FHLB advances	—	375,000	—	—	375,000
Operating lease liabilities	1,722	2,860	1,566	1,792	7,940
Total contractual obligations	$2,710,884	$400,463	$6,599	$1,792	$3,119,738

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

The following table presents outstanding financial commitments whose contractual amount represents credit risks as of the dates indicated:

	December 31,
(Dollars in thousands)	2024	2023
Commitments to extend credit	$47,369	$68,083
Standby letters of credit	5,782	4,908
Total off-balance sheet commitments	$53,151	$72,991

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2024, 2023 and 2022 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
December 31, 2024	(0.20)%	(1.30)%	(7.00)%	2.50%
December 31, 2023	(0.90)%	0.00%	1.50%	7.80%
December 31, 2022	(1.60)%	2.50%	21.60%	12.90%

We also model the impact of rate changes on our Economic Value of Equity, or EVE. We base the modeling of EVE based on interest rate shocks as shocks are considered more appropriate for EVE, which accelerates future interest rate risk into current capital via a present value calculation  of all future cashflows from the bank’s existing inventory of assets and liabilities. Our simulation  model incorporates interest rate shocks of +/- 100, 200, 300 and 400 basis points. The results of the model for rate shakes of +/- 100, 200, 300 and 400 basis points are presented in the table below:

	Economic Value of Equity Sensitivity
(Shock in basis points)	+400	+300	+200	+100	-100	-200	-300	-400
December 31, 2024	(26.30)%	(19.40)%	(12.50)%	(5.80)%	4.30%	7.10%	6.20%	4.30%
December 31, 2023	(28.90)%	(22.20)%	(15.00)%	(7.50)%	9.40%	18.60%	26.10%	22.20%
December 31, 2022	(23.10)%	(17.80)%	(11.90)%	(5.90)%	6.90%	13.10%	18.50%	13.90%

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of MetroCity Bankshares, Inc.

Doraville, Georgia

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MetroCity Bankshares, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Reasonable and Supportable Forecasts

As described in Note 1 - Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses to the consolidated financial statements, the Company uses a discounted cash flow method to estimate expected credit losses for each of its loan segments. The Company uses regression analysis of peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default in their reasonable and supportable forecast. The Company uses national data including gross domestic product, unemployment rates and home price indices (residential mortgage loans only) depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Management leverages economic projections from an independent third party to inform its loss driver forecasts over the four-quarter forecast period, reverting back to a historical loss rate over eight quarters on a straight-line basis.

We identified auditing the reasonable and supportable forecasts, including the regression analysis of peer data to determine loss drivers, as a critical audit matter as it involved significant judgment by management, which results in significant auditor judgement, a high degree of auditor subjectivity and increased audit effort, including the involvement of specialists.

The primary audit procedures we performed to address this critical audit matter included the following:

●	Tested the effectiveness of controls over the regression analysis and reasonable and supportable forecast including:
o	Management’s review of the relevance and reliability of the underlying data
o	Management’s review of the results of the model validation performed by a third-party specialist.
o	Management’s review over the reasonableness of significant assumptions and judgments applied in the forecast and results of the calculation.

●	Performed substantive testing over the regression analysis and reasonable and supportable forecast including:
o	Utilized the work of specialists to assist in evaluating the appropriateness and mathematical accuracy of the regression analysis, methodologies applied, and the relevance and reliability of data used in the development of the forecast models.
o	Evaluated the reasonableness of significant assumptions and judgments applied in the reasonable and supportable forecasts.

/s/ Crowe LLP

We have served as the Company’s auditor since 2014.

Fort Lauderdale, Florida

March 10, 2025

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023

Assets:
Cash and due from banks	$236,338	$142,152
Federal funds sold	13,537	2,653
Cash and cash equivalents	249,875	144,805
Equity securities	10,300	10,335
Securities available for sale (at fair value)	17,391	18,493
Loans held for sale	—	22,267
Loans, less allowance for credit losses of $18,744 and $18,112, respectively	3,139,191	3,123,993
Accrued interest receivable	15,858	15,125
Federal Home Loan Bank stock	20,251	17,846
Premises and equipment, net	18,276	18,132
Operating lease right-of-use asset	7,850	8,472
Foreclosed real estate, net	427	1,466
SBA and USDA servicing asset, net	7,274	7,251
Mortgage servicing asset, net	1,409	1,273
Bank owned life insurance	73,285	70,957
Interest rate derivatives	21,790	31,781
Other assets	10,868	10,627
Total assets	$3,594,045	$3,502,823

Liabilities:
Deposits:
Non interest-bearing demand	$536,276	$512,045
Interest-bearing	2,200,522	2,218,891
Total deposits	2,736,798	2,730,936

Federal Home Loan Bank advances	375,000	325,000
Operating lease liability	7,940	8,651
Accrued interest payable	3,498	4,133
Other liabilities	49,456	52,586
Total liabilities	3,172,692	3,121,306

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,402,782 and 25,205,506 shares issued and outstanding, respectively	254	252
Additional paid-in capital	49,216	45,699
Retained earnings	358,704	315,356
Accumulated other comprehensive income	13,179	20,210
Total shareholders' equity	421,353	381,517
Total liabilities and shareholders' equity	$3,594,045	$3,502,823

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2024	2023	2022
Interest and dividend income:
Loans, including fees	$200,770	$181,883	$142,815
Other investment income	11,838	10,767	4,330
Federal funds sold	305	177	75
Total interest income	212,913	192,827	147,220

Interest expense:
Deposits	80,060	80,607	23,558
FHLB advances and other borrowings	14,707	10,741	4,051
Total interest expense	94,767	91,348	27,609

Net interest income	118,146	101,479	119,611

Provision for credit losses	516	(15)	(2,767)

Net interest income after provision for loan losses	117,630	101,494	122,378

Noninterest income:
Service charges on deposit accounts	2,073	1,918	1,991
Other service charges, commissions and fees	6,848	5,657	9,725
Gain on sale of residential mortgage loans	1,914	—	2,017
Mortgage servicing income, net	2,448	(193)	(561)
Gain on sale of SBA loans	2,945	3,299	2,068
SBA servicing income, net	4,243	4,796	1,825
Other income	2,592	2,727	1,053
Total noninterest income	23,063	18,204	18,118

Noninterest expense:
Salaries and employee benefits	33,207	29,304	30,502
Occupancy and equipment	5,524	4,893	4,857
Data processing	1,293	1,229	1,095
Advertising	634	614	606
Other expenses	12,721	11,686	12,219
Total noninterest expense	53,379	47,726	49,279

Income before provision for income taxes	87,314	71,972	91,217
Provision for income taxes	22,810	20,359	28,615
Net income	$64,504	$51,613	$62,602

Earnings per share:
Basic	$2.55	$2.05	$2.46
Diluted	$2.52	$2.02	$2.44

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022

Net income	$64,504	$51,613	$62,602

Other comprehensive income:

Unrealized holding (losses) gains on securities available for sale arising during the period	(399)	590	(3,528)
Net changes in fair value of cash flow hedges	(9,633)	3,428	27,804
Tax effect	3,001	(1,847)	(6,069)

Other comprehensive (loss) income	(7,031)	2,171	18,207

Comprehensive income	$57,473	$53,784	$80,809

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2022	25,465,236	$255	$51,559	$238,577	$(168)	$290,223
Net income	—	—	—	62,602	—	62,602
Stock based compensation expense	—	—	1,931	—	—	1,931
Vesting of restricted stock	101,097	1	(1)	—	—	—
Repurchase of common stock	(396,624)	(4)	(8,191)	—	—	(8,195)
Other comprehensive income	—	—	—	—	18,207	18,207
Dividends declared on common stock ($0.60 per share)	—	—	—	(15,347)	—	(15,347)
Balance, December 31, 2022	25,169,709	$252	$45,298	$285,832	$18,039	$349,421
Net income	—	—	—	51,613	—	51,613
Stock based compensation expense	—	—	2,421	—	—	2,421
Vesting of restricted stock	136,171	1	(1)	—	—	—
Repurchase of common stock	(100,374)	(1)	(2,019)	—	—	(2,020)
Impact of adoption of new accounting standard, net of tax(1)	—	—	—	(3,801)	—	(3,801)
Other comprehensive income	—	—	—	—	2,171	2,171
Dividends declared on common stock ($0.72 per share)	—	—	—	(18,288)	—	(18,288)
Balance, December 31, 2023	25,205,506	$252	$45,699	$315,356	$20,210	$381,517
Net income	—	—	—	64,504	—	64,504
Stock based compensation expense	—	—	2,629	—	—	2,629
Exercise of stock options	70,866	1	899			900
Vesting of restricted stock	126,820	1	(1)	—	—	—
Repurchase of common stock	(410)	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	—	(7,031)	(7,031)
Dividends declared on common stock ($0.83 per share)	—	—	—	(21,156)	—	(21,156)
Balance, December 31, 2024	25,402,782	$254	$49,216	$358,704	$13,179	$421,353
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL.

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flow from operating activities:
Net income	$64,504	$51,613	$62,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,960	2,687	3,875
Provision for credit losses	516	(15)	(2,767)
Stock based compensation expense	2,629	2,421	1,931
Unrealized losses (gains) recognized on equity securities	35	(35)	1,086
Loss (gain) on sale of foreclosed real estate	59	(547)	15
Writedown of foreclosed real estate	377	240	—
Deferred income tax expense (benefit)	350	1,010	(2,956)
Proceeds from sales of residential real estate loans	—	—	96,932
Gain on sale of residential mortgages	(1,914)	—	(2,017)
Origination of SBA loans held for sale	(73,957)	(73,005)	(32,077)
Proceeds from sales of SBA loans held for sale	76,902	76,304	34,145
Gain on sale of SBA loans	(2,945)	(3,299)	(2,068)
Increase in cash value of bank owned life insurance	(2,328)	(1,827)	(1,693)
Increase in accrued interest receivable	(733)	(1,954)	(2,119)
(Increase) decrease in SBA and USDA servicing rights	(23)	(166)	3,149
(Increase) decrease in mortgage servicing rights	(136)	2,700	3,774
Decrease (increase) in other assets	2,534	(2,264)	(7,698)
(Decrease) increase in accrued interest payable	(635)	1,394	2,535
(Decrease) increase in other liabilities	(4,694)	26,842	(21,955)
Net cash flow provided by operating activities	63,501	82,099	134,694

Cash flow from investing activities:
Proceeds from maturities, calls or paydowns of securities available for sale	640	1,272	2,886
(Purchase) redemption of Federal Home Loan Bank stock	(2,405)	(353)	2,208
Proceeds from sales of residential real estate loans	189,403	—	—
Increase in loans, net	(181,748)	(110,362)	(646,597)
Purchases of premises and equipment	(1,286)	(4,931)	(2,354)
Proceeds from sales of foreclosed real estate owned	1,264	4,109	41
Purchase of bank owned life insurance	—	—	(8,000)
Net cash flow used by investing activities	5,868	(110,265)	(651,816)

Cash flow from financing activities:
Increase in deposits, net	5,862	64,098	403,818
Proceeds from Federal Home Loan Bank advances	450,000	425,000	525,000
Repayments of Federal Home Loan Bank advances	(400,000)	(475,000)	(650,000)
Decrease in other borrowings, net	—	(392)	(67)
Exercise of stock options	900	—	—
Repurchase of common stock	(10)	(2,020)	(8,195)
Dividends paid on common stock	(21,051)	(18,200)	(15,290)
Net cash flow (used by) provided by financing activities	35,701	(6,514)	255,266

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022

Net change in cash and cash equivalents	105,070	(34,680)	(261,856)
Cash and cash equivalents at beginning of period	144,805	179,485	441,341

Cash and cash equivalents at end of period	$249,875	$144,805	$179,485

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$165,222	$22,267	$94,915

Transfer of loan principal to foreclosed real estate, net of write-downs	$661	$940	$766

Initial recognition of operating lease right-of-use assets	$1,133	$1,570	$1,761

Initial recognition of operating lease liabilities	$1,133	$1,570	$1,761

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$95,402	$89,594	$25,074

Income taxes	$21,503	$17,973	$34,311

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

Significant Group Concentrations of Credit Risk

A substantial portion of the Company’s loan portfolio is to customers in the Atlanta, Georgia and New York, New York metropolitan areas. The ultimate collectability of a substantial portion of the portfolio is therefore susceptible to changes in the economic and market condition in and around these areas.

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

As of December 31, 2024 and 2023, the Company had $22.5 and $29.6 million, respectively, of restricted cash on deposit with the Federal Reserve Bank obtained from the counterparties of our interest rate derivative products (see Note 10) as collateral for the significant unrealized gains on our interest rate derivatives. This restricted cash amount was included in Cash and Due from Banks.

Investment Securities

Debt securities that management has the intent and ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of the related tax effect. There were no held to maturity or trading securities at December 31, 2024 and 2023.

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

Allowance for Credit Losses – Available for Sale Securities

The impairment model for available for sale (“AFS”) securities differs from the current expected credit loss (“CECL”) approach utilized by held-to-maturity (“HTM”) debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of December 31, 2024, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 2 below for further details.

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

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $165,000 and $315,000 as of December 31, 2024 and 2023, respectively, and is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

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

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2024 and 2023.

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

Operating Segments

Our Chief Executive Officer is our designated chief operating decision maker. While the chief operating decision maker monitors the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

The chief operating decision maker uses income before income taxes as the measure of segment profit or loss to assess the performance of and allocate resources to the Company’s one reportable operating segment. Interest income and noninterest income generated from our residential real estate and SBA loans provide the primary revenue in the operating segment. Interest expense, provision for credit losses, and salaries, commissions and employee benefits, as well as occupancy and equipment expenses, provide the significant expenses in the operating segment. These figures are regularly provided to the chief operating decision maker and are monitored through budget-to-actual variance review.

Recently Adopted Accounting Pronouncements

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

In March 2023, the FASB issued ASU 2023-01, “Leases (Topic 842): Common Control Arrangements.” This ASU requires entities to amortize leasehold improvements associated with common control leases over the useful life to the common control group. ASU 2023-01 also provides certain practical expedients applicable to private companies and not-for-profit organizations. ASU 2023-01 was effective for us on January 1, 2024 and its adoption did not have a significant effect on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. This ASU requires disclosures to include significant segment expenses that are regularly provided to the chief operating decision maker, a description of other segment items by reportable segment, and any additional measures of a segment's profit or loss used by the chief operating decision maker when deciding how to allocate resources. The ASU also requires all annual disclosures currently required by Topic 280, “Segment Reporting,” to be included in interim periods. The Company adopted this standard effective December 31, 2024, for annual financial statements and subsequent interim periods beginning in 2025, and retrospectively updated its disclosures (see ‘Operating Segments” in Note 1 above). The adoption of this standard did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. This ASU was effective for us on January 1, 2025 and its adoption is not expected to have a significant impact on our consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.” This ASU requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 also requires new financial statement disclosures in tabular format, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. ASU 2024-03 is effective for us, on a prospective basis, for annual periods beginning in 2027, and interim periods within fiscal years beginning in 2028, though early adoption and retrospective application is permitted. ASU 2024-03 is not expected to have a significant impact on our consolidated financial statements.

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

The Company has further evaluated other Accounting Standards Updates issued during 2024 but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,467	$—	$—	$4,467
States and political subdivisions	8,022	—	(1,485)	6,537
Mortgage-backed GSE residential	8,186	—	(1,799)	6,387
Total	$20,675	$—	$(3,284)	$17,391

	December 31, 2023
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,637	$—	$—	$4,637
States and political subdivisions	8,072	—	(1,290)	6,782
Mortgage-backed GSE residential	8,669	—	(1,595)	7,074
Total	$21,378	$—	$(2,885)	$18,493

The amortized costs and estimated fair values of investment securities available for sale at December 31, 2024, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities that are not due at a single maturity are shown separately.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	5,706	5,685
Due after five years but less than ten years	—	—
Due in more than ten years	6,783	5,319
Mortgage-backed GSE residential	8,186	6,387
Total	$20,675	$17,391

Accrued interest receivable for securities available for sale totaled $113,000 and $115,000 as of December 31, 2024 and 2023, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of December 31, 2024 and 2023, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $12.9 million and $13.9 million, respectively. There were no securities sold during 2024, 2023 and 2022.

Information pertaining to securities with gross unrealized losses at December 31, 2024 and 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	December 31, 2024
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,485	$6,537
Mortgage-backed GSE residential	—	—	1,799	6,387
Total	$—	$—	$3,284	$12,924

	December 31, 2023
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,290	$6,782
Mortgage-backed GSE residential	—	—	1,595	7,074
Total	$—	$—	$2,885	$13,856

At December 31, 2024, the twenty securities available for sale (11 municipal securities and  9 mortgage-backed securities) with an unrealized loss have depreciated 20.26% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of December 31, 2024 represent a credit loss impairment.  As of December 31, 2024, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of both December 31, 2024 and 2023, the Company had equity securities with carrying values totaling $10.3 million. The equity securities consist of our investment in a mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the years ended December 31, 2024, 2023 and 2022, we recognized an unrealized loss of $35,000, an unrealized gain of $35,000 and an unrealized loss of $1.1 million, respectively, in net income on our equity securities. These unrealized gains/losses are recorded in Other Income on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at December 31, 2024 and 2023 are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Construction and development	$21,569	$23,262
Commercial real estate	762,033	711,177
Commercial and industrial	78,220	65,904
Residential real estate	2,303,234	2,350,299
Consumer and other	260	319
Total loans receivable	3,165,316	3,150,961
Unearned income	(7,381)	(8,856)
Allowance for credit losses	(18,744)	(18,112)
Loans, net	$3,139,191	$3,123,993

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of December 31, 2024 and 2023, accrued interest receivable for loans totaled $15.7 million and $15.0 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

A summary of changes in the allowance for credit losses by portfolio segment for years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$46	$6,876	$588	$10,597	$5	$—	$18,112
Charge-offs	—	—	(130)	—	—	—	(130)
Recoveries	—	83	11	—	—	—	94
Provision	(15)	306	911	(531)	(3)	—	668
Ending balance	$31	$7,265	$1,380	$10,066	$2	$—	$18,744

	Year Ended December 31, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888
Impact of adopting ASU 2016-13	(79)	3,275	(307)	2,166	—	—	5,055
Charge-offs	—	(455)	(309)	—	—	—	(764)
Recoveries	—	5	20	—	—	—	25
Provision	1	1,240	(142)	(1,195)	4	—	(92)
Ending balance	$46	$6,876	$588	$10,597	$5	$—	$18,112

	Year Ended December 31, 2022
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$100	$4,146	$4,989	$7,717	$—	$—	$16,952
Charge-offs	—	—	(390)	—	—	—	(390)
Recoveries	—	7	81	—	5	—	93
Provision	24	(1,342)	(3,354)	1,909	(4)	—	(2,767)
Ending balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of December 31, 2024, there were $14.2 million, $4.3 million and $569,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. As of December 31, 2023, there were $11.9 million, $2.8 million and $4,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of December 31, 2024 and 2023 was $748,000 and $282,000, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of December 31, 2024 and 2023:

				Accruing	Total
(Dollars in thousands)		30-59 Days	60-89 Days	Greater than	Accruing
December 31, 2024	Current	Past Due	Past Due	90 Days	Past Due	Nonaccrual	Total Loans
Construction and development	$21,390	$—	$—	$—	$—	$—	$21,390
Commercial real estate	752,686	1,705	1,257	—	2,962	3,316	758,964
Commercial and industrial	77,310	—	82	—	82	526	77,918
Residential real estate	2,271,175	10,777	3,283	—	14,060	14,168	2,299,403
Consumer and other	260	—	—	—	—	—	260
Total	$3,122,821	$12,482	$4,622	$—	$17,104	$18,010	$3,157,935

				Accruing	Total
(Dollars in thousands)		30-59 Days	60-89 Days	Greater than	Accruing
December 31, 2023	Current	Past Due	Past Due	90 Days	Past Due	Nonaccrual	Total Loans
Construction and development	$22,568	$—	$—	$—	$—	$548	$23,116
Commercial real estate	702,564	3,752	1,005	—	4,757	991	708,312
Commercial and industrial	64,103	112	101	—	213	1,286	65,602
Residential real estate	2,315,285	15,073	2,541	—	17,614	11,857	2,344,756
Consumer and other	319	—	—	—	—	—	319
Total	$3,104,839	$18,937	$3,647	$—	$22,584	$14,682	$3,142,105

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of December 31, 2024 and 2023:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2024	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	1,738	1,578	3,316
Commercial and industrial	329	197	526
Residential real estate	—	14,168	14,168
Total	$2,067	$15,943	$18,010

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2023	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$548	$548
Commercial real estate	234	757	991
Commercial and industrial	—	1,286	1,286
Residential real estate	—	11,857	11,857
Total	$234	$14,448	$14,682

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

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of December 31, 2024 and 2023. There were no loans with a risk rating of Doubtful or Loss at December 31, 2024 and 2023.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total Loans
Construction and development
Pass	$16,069	$620	$2,814	$183	$1,156	$—	$—	$20,842
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	548	—	—	—	548
Total construction and development	$16,069	$620	$2,814	$731	$1,156	$—	$—	$21,390
Commercial real estate
Pass	$124,106	$149,105	$196,578	$84,817	$71,425	$103,393	$380	$729,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	450	4,678	12,282	4,467	7,283	—	29,160
Total commercial real estate	$124,106	$149,555	$201,256	$97,099	$75,892	$110,676	$380	$758,964
Commercial and industrial
Pass	$5,938	$16,277	$10,660	$3,646	$1,954	$2,908	$34,167	$75,550
Special Mention	—	—	—	—	—	1,133	—	1,133
Substandard	—	—	193	405	349	288	—	1,235
Total commercial and industrial	$5,938	$16,277	$10,853	$4,051	$2,303	$4,329	$34,167	$77,918

Commercial and industrial:
Current period gross write offs	$—	$—	$64	$—	$—	$66	$—	$130

Residential real estate
Pass	$337,878	$167,059	$635,481	$743,553	$245,418	$152,943	$—	$2,282,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	415	1,638	2,047	2,910	1,529	8,532	—	17,071
Total residential real estate	$338,293	$168,697	$637,528	$746,463	$246,947	$161,475	$—	$2,299,403
Consumer and other
Pass	$260	$—	$—	$—	$—	$—	$—	$260
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$260	$—	$—	$—	$—	$—	$—	$260

Total loans	$484,666	$335,149	$852,451	$848,344	$326,298	$276,480	$34,547	$3,157,935

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2023	2023	2022	2021	2020	2019	Prior	Loans	Total Loans
Construction and development
Pass	$7,715	$13,273	$134	$1,187	$—	$259	$—	$22,568
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	548	—	—	—	—	548
Total construction and development	$7,715	$13,273	$682	$1,187	$—	$259	$—	$23,116
Commercial real estate
Pass	$157,572	$197,590	$104,480	$80,124	$34,147	$115,147	$4,240	$693,300
Special Mention	—	—	—	1,925	—	—	—	1,925
Substandard	—	590	—	233	7,681	4,583	—	13,087
Total commercial real estate	$157,572	$198,180	$104,480	$82,282	$41,828	$119,730	$4,240	$708,312

Commercial real estate:
Current period gross write offs	$—	$—	$224	$—	$—	$231	$—	$455

Commercial and industrial
Pass	$16,411	$13,324	$4,595	$3,192	$2,353	$3,141	$19,315	$62,331
Special Mention	—	—	—	—	211	1,201	—	1,412
Substandard	—	—	1,282	352	205	20	—	1,859
Total commercial and industrial	$16,411	$13,324	$5,877	$3,544	$2,769	$4,362	$19,315	$65,602

Commercial and industrial:
Current period gross write offs	$—	$—	$142	$—	$79	$88	$—	$309

Residential real estate
Pass	$300,773	$717,527	$833,840	$284,535	$60,356	$134,859	$—	$2,331,890
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	357	1,421	2,474	1,382	7,232	—	12,866
Total residential real estate	$300,773	$717,884	$835,261	$287,009	$61,738	$142,091	$—	$2,344,756
Consumer and other
Pass	$319	$—	$—	$—	$—	$—	$—	$319
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$319	$—	$—	$—	$—	$—	$—	$319

Total loans	$482,790	$942,661	$946,300	$374,022	$106,335	$266,442	$23,555	$3,142,105

During the year ended December 31, 2024, four construction and development revolving loans totaling $16.2 million were converted to commercial real estate term loans. During the year ended December 31, 2023, five construction and development revolving loans totaling $30.1 million were converted to commercial real estate term loans.

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

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024 and 2023. None of the loan modifications below were past due or on nonaccrual status as of December 31, 2024 or 2023.

			Interest
(Dollars in thousands)	Term	Payment	Rate		% of Total
Year Ended December 31, 2024	Extension	Deferral	Reduction	Total	Loans
Construction and development	$—	$—	$—	$—	—%
Commercial real estate	—	12,928	—	12,928	1.70
Commercial and industrial	—	497	—	497	0.64
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$13,425	$—	$13,425	0.43%

			Interest
(Dollars in thousands)	Term	Payment	Rate		% of Total
Year Ended December 31, 2023	Extension	Deferral	Reduction	Total	Loans
Construction and development	$—	$—	$—	$—	—%
Commercial real estate	—	—	12,347	12,347	1.74
Commercial and industrial	—	352	—	352	0.53
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$352	$12,347	$12,699	0.42%

The following table presents the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2024 and 2023.

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Year Ended December 31, 2024	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	386	—
Commercial and industrial	—	12	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$398	—%

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Year Ended December 31, 2023	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	—	3.62
Commercial and industrial	—	16	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$16	3.62%

There was one commercial and industrial loan modification totaling $147,000 made to a borrower experiencing financial difficulty that defaulted during the year ended December 31, 2024. There were no loan modifications made to borrowers experiencing financial difficulty defaulted during the year ended December 31, 2023. There were no charge-offs of previously modified loans recorded during the years ended December 31, 2024 and 2023.

Related Party Loans:

The Company conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2024 or 2023.

The following table summarizes aggregate loan transactions with related parties for the years ended December 31, 2024 and 2023:

	December 31,
(Dollars in thousands)	2024	2023
Beginning balance	$3,993	$4,113
New loans and principal advances	—	—
Repayments	(839)	(120)
Transactions due to changes in related parties	(1,906)	—
Ending balance	$1,248	$3,993

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Land	$2,604	$2,604
Building	13,136	7,703
Leasehold improvements	4,619	4,354
Furniture, fixtures and equipment	4,705	4,758
Computer equipment	2,268	2,230
Computer software	979	861
Construction in process	9	5,605
Premises and equipment, gross	28,320	28,115
Accumulated depreciation	(10,044)	(9,983)
Premises and equipment, net	$18,276	$18,132

Depreciation expense for premises and equipment totaled $1.1 million, $1.1 million and $1.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

The components of lease cost for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023	December 31, 2022
Operating lease cost	$2,183	$1,990	$1,995
Variable lease cost	204	179	164
Short-term lease cost	—	—	—
Sublease income	—	—	—
Total net lease cost	$2,387	$2,169	$2,159

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Year Ended :	Lease Liability
December 31, 2025	$1,980
December 31, 2026	1,737
December 31, 2027	1,479
December 31, 2028	1,155
December 31, 2029	610
After December 31, 2029	1,942
Total lease payments	8,903
Less: interest discount	(963)
Present value of lease liabilities	$7,940

(Dollars in thousands)
Supplemental Lease Information	December 31, 2024
Weighted-average remaining lease term (years)	6.1
Weighted-average discount rate	3.70%

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$2,113	$2,071
Operating cash flows from operating leases (lease liability reduction)	$1,831	$1,801
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$1,133	$1,570

The Company signed an agreement to lease space in Norcross, Georgia with an entity in which the Chairman of the Company serves as a managing member. The lease is a five year non-cancellable lease which expires in September 2028. During the years ended December 31, 2024, 2023 and 2022, $156,000, $162,000 and $150,000, respectively, in rents were paid under this lease. Management believes the terms of this lease are no less favorable to the Company than would have been achieved with an unaffiliated third party.

NOTE 6 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of December 31, 2024 and 2023, the unpaid principal balances of serviced loans totaled $479.7 million and $508.0 million, respectively.

Activity for SBA and USDA loans servicing rights are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2024	2023	2022
Beginning of period	$7,251	$7,038	$10,091
Change in fair value	23	213	(3,053)
End of period, fair value	$7,274	$7,251	$7,038

Fair value at December 31, 2024 and 2023 was determined using discount rates ranging from 5.22% to 10.78% and 8.66% to 14.73%, respectively, and prepayment speeds ranging from 9.82% to 21.47% and 7.29% to 20.23%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 7 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at December 31, 2024 and 2023 was $527.0 million and $443.1 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	Years Ended December 31,
Mortgage loan servicing rights:	2024	2023	2022
Beginning of period	$1,273	$3,973	$7,747
Additions	1,232	—	760
Amortization expense	(1,076)	(2,700)	(4,697)
Valuation allowance	(20)	—	163
End of period, carrying value	$1,409	$1,273	$3,973

(Dollars in thousands)	Years Ended December 31,
Valuation allowance:	2024	2023	2022
Beginning balance	$—	$—	$163
Additions expensed	20	—	—
Reductions credited to operations	—	—	(163)
Direct write-downs	—	—	—
Ending balance	$20	$—	$—

The fair value of servicing rights was $6.8 million and $6.3 million at December 31, 2024 and 2023, respectively. Fair value at December 31, 2024 was determined by using a discount rate of 13.07%, prepayment speeds of 16.82%, and a weighted average default rate of 1.52%. Fair value at December 31, 2023 was determined by using a discount rate of 13.04%, prepayment speeds of 16.16%, and a weighted average default rate of 1.49%.

NOTE 8 – DEPOSITS

Deposit account balances as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Noninterest-bearing demand deposits	$536,276	$512,045
NOW accounts and savings	137,292	139,742
Money market	326,313	321,225
Brokered money market	721,809	766,312
Time deposits less than $250,000	495,279	504,714
Time deposits $250,000 or greater	519,829	486,898
Total deposits	$2,736,798	$2,730,936

Maturities of time deposits at December 31, 2024 are summarized as follows:

(Dollars in thousands)
Year Ended December 31,
2025	$987,472
2026	16,871
2027	5,732
2028	605
2029	4,428
Total time deposits	$1,015,108

At December 31, 2024 and 2023, overdraft demand deposits reclassified to loans totaled $260,000 and $319,000, respectively.

The Company held related party deposits of approximately $14.4 million and $10.2 million at December 31, 2024 and 2023, respectively.

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at December 31, 2024 and 2023 are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Convertible advance maturing February 13, 2026; fixed rate of 4.184%	$—	$50,000
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	—
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	—
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	—
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	—
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	—
Convertible advance maturing May 14, 2027; fixed rate of 4.100%	75,000	—
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	—
Convertible advance maturing January 25, 2028; fixed rate of 3.243%	—	50,000
Convertible advance maturing February 14, 2028; fixed rate of 3.625%	—	25,000
Convertible advance maturing June 23, 2028; fixed rate of 3.655%	—	50,000
Convertible advance maturing November 8, 2028; fixed rate of 3.607%	—	50,000
Convertible advance maturing November 8, 2028; fixed rate of 3.745%	—	50,000
Convertible advance maturing November 14, 2028; fixed rate of 3.519%	—	50,000
Total FHLB advances	$375,000	$325,000

The FHLB advances outstanding at December 31, 2024 all have a conversion feature that allows the FHLB to call the advances every three months. At December 31, 2024 and 2023, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.07 billion and $1.05 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.27 billion and $2.32 billion at December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company had unsecured federal funds lines available with various financial institutions of approximately $47.5 million. These lines have various terms, rates and maturities. There were no advances outstanding on these lines at December 31, 2024 or 2023.

As of December 31, 2024 and 2023, the Company had Federal Reserve Discount Window funds available of approximately $539.3 million and $433.2 million, respectively, with no amounts outstanding at either date. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans totaling $667.6 million and $604.0 million as of December 31, 2024 and 2023, respectively.

NOTE 10 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements began in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $20.4 million and $29.7 million and an unrealized loss of $243,000 and $476,000 at December 31, 2024 and December 31, 2023, respectively. These unrealized gains and losses are recorded in Interest Rate Derivatives and Other Liabilities on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million and a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began on November 2023. The interest rate cap was designated as a cash flow hedge of our money market deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception ($619,000) is amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The fair value of the interest rate cap amounted to an unrealized gain of $1.4 million and $2.1 million at both December 31, 2024 and 2023, respectively, and are recorded in Interest Rate Derivatives on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At December 31, 2024, there were no cash deposits pledged as collateral by the Company. At December 31, 2024, the Company had $22.5 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Notional Amounts	$800,000	$800,000
Weighted-average pay rate	2.28%	2.28%
Weighted-average receive rate	5.15%	5.03%
Weighted-average maturity	4.2 years	4.2 years
Weighted-average remaining maturity	1.4 years	2.4 years
Net interest income	$20,863	$5,246

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2024	December 31, 2023
Notional Amounts	$50,000	$50,000
Rate Cap Premiums	$226	$350
Cap Rate	2.50%	2.50%
Weighted-average maturity	5.0 years	5.0 years
Weighted-average remaining maturity	1.8 years	2.8 years
Net interest income	$1,219	$139

NOTE 11 – INCOME TAXES

The components of income tax expense for the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Current tax provision:
Federal	$17,009	$13,522	$18,167
State	5,451	5,827	13,404
Total current tax provision	22,460	19,349	31,571
Deferred tax provision:
Federal	297	414	(1,482)
State	53	596	(1,474)
Total deferred tax provision (benefit)	350	1,010	(2,956)
Total provision for income taxes	$22,810	$20,359	$28,615

The following table presents a reconciliation of the recorded provision for income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Years Ended December 31,
	2024		2023		2022
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$18,336	21.0%	$15,102	21.0%	$19,156	21.0%
Differences resulting from:
State income taxes, net of federal benefit	4,348	5.0	5,074	7.1	9,425	10.3
Permanent book to tax differences	14	-	153	0.2	147	0.2
Other items, net	112	0.1	30	0.0	(113)	(0.1)
Provision for income taxes	$22,810	26.1%	$20,359	28.3%	$28,615	31.4%

At December 31, 2024 and 2023, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$5,551	$5,551
Nonaccrual interest	81	69
Deferred loan fees	2,167	2,668
Lease liabilities under operating leases	2,331	2,606
Unrealized losses on securities available for sale	920	808
Other	698	843
Total gross deferred tax assets	11,748	12,545
Deferred tax liabilities:
Deferred mortgage servicing fees	(204)	(192)
Deferred SBA servicing fees	(2,136)	(2,184)
Premises and equipment	(512)	(347)
Right-of-use assets under operating leases	(2,305)	(2,552)
Interest rate derivatives	(5,778)	(8,667)
Other	(655)	(864)
Total gross deferred tax liabilities	(11,590)	(14,806)
Net deferred tax assets (liabilities)	$158	$(2,261)

During the year ended December 31, 2022, the Company purchased $12.0 million of Georgia Low Income Housing Credits. During the year ended December 31, 2024, the Company sold $2.0 million of Georgia Low Income Housing Credits and repurchased these credits for the same amount, which extended the credit carryforward period.  These tax credits will be utilized to reduce the Company’s Georgia income tax liability. The Company utilized approximately $1.2 million of tax credits in 2022, $0.5 million of the tax credits in 2023 and expects to use $1.3 million of the tax credits in 2024 and the remaining $8.9 million will be utilized against the Company’s Georgia income tax liability for the 2025 through 2028 tax years. The $8.9 million of remaining tax credits are recorded in Other Assets on the Consolidated Balance Sheets at December 31, 2024.

During the year ended December 31, 2022, the Company settled a New York State corporate income/franchise tax examination for the tax years ended December 31, 2017, 2018, and 2019. As a result of this audit, the Company recognized $1.8 million of income tax expense in 2022 for additional taxes and interest due to New York State, as well as New York City.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Management believes no valuation allowance is necessary against deferred tax assets as of December 31, 2024.

For the years ended December 31, 2024 and 2023, management believes there are no material amounts of uncertain tax position. Additionally, there were no amounts of interest and penalties recognized for uncertain tax positions in the consolidated balance sheets as of December 31, 2024 or 2023 or on the consolidated statements of income for the years ended December 31, 2024, 2023 or 2022. The Company and its subsidiary are subject to U.S. federal income tax as well as various other state income taxes. With the exception of one state jurisdiction, the Company is no longer subject to examination by taxing authorities for years before 2021.

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At December 31, 2024, 240,000 stock options had been granted and 878,901 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2024, 2023 and 2022. A summary of stock option activity for the years ended December 31, 2024, 2023 and 2022 is presented below:

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2022	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2022	240,000	$12.70	5.55	$2,143
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2023	240,000	$12.70	4.55	$2,717
Granted	—	—
Exercised	(70,866)	12.70		$1,514
Forfeited	—	—
Outstanding at December 31, 2024	169,134	$12.70	3.55	$3,256

During the year ended December 31, 2024,the Company received cash proceeds of $900,000 from the exercise of 70,866 stock options. During the years ended December 31, 2024, 2023 and 2022, the Company recognized no compensation expense for stock options. As of December 31, 2024 and 2023, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the years ended December 31, 2024, 2023 and 2022 is presented below:

	Years Ended December 31,
	2024		2023		2022
		Weighted		Weighted		Weighted
		Average Grant-		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested shares at beginning of year	230,221	$17.71	177,399	$17.95	134,703	$13.86
Granted	104,464	24.65	188,993	16.43	143,793	20.31
Vested	(126,820)	19.33	(136,171)	16.25	(101,097)	15.86
Forfeited	—	—	—	—	—	—
Nonvested shares at end of year	207,865	$20.20	230,221	$17.71	177,399	$17.95

During the years ended December 31, 2024, 2023 and 2024, the Company recognized compensation expense for restricted stock of $2.6 million, $2.4 million and $1.9 million, respectively. As of December 31, 2024 and 2023, there was $2.9 million and $3.0 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of December 31, 2024, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.9 years. The grant date fair value of shares vested during the years ended December 31, 2024 and 2023 was $2.5 million and $2.2 million, respectively.

NOTE 13 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains/losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated comprehensive income (loss) balances, net of tax, as of December 31, 2024, 2023 and 2022.

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2023	$(2,077)	$22,287	$20,210
Current year changes, net of tax	(287)	(6,744)	(7,031)
Balance, December 31, 2024	$(2,364)	$15,543	$13,179

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2022	$(2,606)	$20,645	$18,039
Current year changes, net of tax	529	1,642	2,171
Balance, December 31, 2023	$(2,077)	$22,287	$20,210

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2021	$40	$(208)	$(168)
Current year changes, net of tax	(2,646)	20,853	18,207
Balance, December 31, 2022	$(2,606)	$20,645	$18,039

NOTE 14 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands except per share data)	2024	2023	2022
Basic earnings per share
Net Income	$64,504	$51,613	$62,602

Weighted average common shares outstanding	25,283,345	25,205,489	25,409,654

Basic earnings per common share	$2.55	$2.05	$2.46

Diluted earnings per share
Net Income	$64,504	$51,613	$62,602

Weighted average common shares outstanding for basic earnings per common share	25,283,345	25,205,489	25,409,654
Add: Dilutive effects of restricted stock and options	298,776	313,027	279,042

Average shares and dilutive potential common shares	25,582,121	25,518,516	25,688,696

Diluted earnings per common share	$2.52	$2.02	$2.44

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the years ended December 31, 2024, 2023 and 2022.

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent 1.2% or less of total revenues in the years ended December 31, 2024, 2023 and 2022.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the years ended December 31, 2024, 2023 and 2022.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of and December 31, 2024 and 2023 include:

	December 31,
(Dollars in thousands)	2024	2023
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$47,369	$68,083
Standby letters of credit	$5,782	$4,908

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $47.4 million of unused lines of credit and $5.8 million to make loans as of December 31, 2024. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of December 31, 2024 and 2023 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	December 31, 2024
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,467	$—	$—	$4,467
States and political subdivisions	6,537	—	6,537	—
Mortgage-backed GSE residential	6,387	—	6,387	—
Total securities available for sale	17,391	—	12,924	4,467

Equity securities	10,300	10,300	—	—
SBA and USDA servicing asset	7,274	—	—	7,274
Interest rate derivatives	21,790	—	21,790	—
	$56,755	$10,300	$34,714	$11,741
Nonrecurring fair value measurements:
Collateral-dependent loans	1,505	—	—	1,505	11
Foreclosed real estate, net	427	—	—	427	(278)
	$1,932	$—	$—	$1,932	$(267)

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$243	$—	$243	$—

	December 31, 2023
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,637	$—	$—	$4,637
States and political subdivisions	6,782	—	6,782	—
Mortgage-backed GSE residential	7,074	—	7,074	—
Total securities available for sale	18,493	—	13,856	4,637

Equity securities	10,335	10,335	—	—
SBA and USDA servicing asset	7,251	—	—	7,251
Interest rate derivatives	31,781	—	31,781	—
	$67,860	$10,335	$45,637	$11,888
Nonrecurring fair value measurements:
Collateral-dependent loans	1,526	—	—	1,526	(148)
Foreclosed real estate, net	526	—	—	526	(239)
	$2,052	$—	$—	$2,052	$(387)

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$476	$—	$476	$—

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

Collateral-dependent and impaired loans: Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. Fair value for collateral-dependent is measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination or approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2024, 2023 and 2022:

	Obligations of
	U.S. Government	SBA and USDA	Interest Only
(Dollars in thousands)	Entities and Agencies	Servicing Asset	Strip	Liabilities

Fair value, January 1, 2024	$4,637	$7,251	$—	$—
Total gain included in income	—	23	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(170)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2024	$4,467	$7,274	$—	$—

Fair value, January 1, 2023	$5,059	$7,038	$47	$—
Total gain (loss) included in income	—	213	(47)	—
Settlements	—	—	—	—
Prepayments/paydowns	(422)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2023	$4,637	$7,251	$—	$—

Fair value, January 1, 2022	$6,949	$10,091	$143	$—
Total loss included in income	—	(3,053)	(96)	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,890)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2022	$5,059	$7,038	$47	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at December 31, 2024 and 2023:

	Valuation	Unobservable	General
	Technique	Input	Range
December 31, 2024
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	4%-6%
SBA and USDA servicing asset	Discounted Cash Flows	Prepayment speed	9.82%-21.47%
		Discount rate	5.22%-10.78%
Nonrecurring:
Collateral-dependent loans	Appraisal value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraisal value less estimated selling costs	Estimated selling costs	6%

December 31, 2023
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	4%-6%
SBA and USDA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	7.29%-20.23%
		Discount rate	8.66%-14.73%
Nonrecurring:
Collateral-dependent loans	Appraisal value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraisal value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2024 and 2023 are as follows:

	Carrying	Estimated Fair Value at December 31, 2024
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$249,875	$—	$249,875	$—	$249,875
Investment securities	27,691	10,300	12,924	4,467	27,691
Federal Home Loan Bank stock	20,251	—	—	—	N/A
Loans, net	3,139,191	—	—	3,043,446	3,043,446
Accrued interest receivable	15,858	—	99	15,759	15,858
SBA and USDA servicing assets	7,274	—	—	7,274	7,274
Mortgage servicing assets	1,409	—	—	6,760	6,760
Interest rate derivatives	21,790	—	21,790	—	21,790
Financial Liabilities:
Deposits	2,736,798	—	2,735,977	—	2,735,977
Federal Home Loan Bank advances	375,000	—	376,950	—	376,950
Accrued interest payable	3,498	—	3,498	—	3,498
Interest rate derivatives	243	—	243	—	243

	Carrying	Estimated Fair Value at December 31, 2023
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$144,805	$—	$144,805	$—	$144,805
Investment securities	28,828	10,335	14,186	4,637	29,158
Federal Home Loan Bank stock	17,846	—	—	—	N/A
Loans held for sale	22,267
Loans, net	3,123,993	—	—	2,982,789	2,982,789
Accrued interest receivable	15,125	—	98	13,073	13,171
SBA and USDA servicing assets	7,251	—	—	7,251	7,251
Mortgage servicing assets	1,273	—	—	6,344	6,344
Interest rate derivatives	31,781	—	31,781	—	31,781
Financial Liabilities:
Deposits	2,730,936	—	2,729,024	—	2,729,024
Federal Home Loan Bank advances	325,000	—	322,075	—	322,075
Accrued interest payable	4,133	—	4,133	—	4,133
Interest rate derivatives	476	—	476	—	476

NOTE 18 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of December 31, 2024 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts (in thousands) and ratios of the Company and Bank are presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$427,083	20.05%	223,622	10.5%	N/A	N/A
Bank	424,383	19.93%	223,616	10.5	212,968	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	408,174	19.17%	181,027	8.5%	N/A	N/A
Bank	405,474	19.04%	181,023	8.5	170,374	8.0%
Common Tier 1 (CET1)
Consolidated	408,174	19.17%	149,081	7.0%	N/A	N/A
Bank	405,474	19.04%	149,077	7.0	138,429	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	408,174	11.57%	141,149	4.0%	N/A	N/A
Bank	405,474	11.49%	141,127	4.0	176,409	5.0%

As of December 31, 2023
Total Capital (to Risk Weighted Assets)
Consolidated	$372,482	17.60%	222,188	10.5%	N/A	N/A
Bank	370,459	17.51%	222,181	10.5	211,601	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	354,055	16.73%	179,867	8.5%	N/A	N/A
Bank	352,032	16.64%	179,861	8.5	169,281	8.0%
Common Tier 1 (CET1)
Consolidated	354,055	16.73%	148,125	7.0%	N/A	N/A
Bank	352,032	16.64%	148,121	7.0	137,541	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	354,055	10.20%	138,790	4.0%	N/A	N/A
Bank	352,032	10.15%	138,763	4.0	173,454	5.0%

The sole source of funds available to pay stockholder dividends is from the Company’s earnings. Bank regulatory authorities impose restrictions on the amount of dividends that may be declared by the Company. Further restrictions could result from a review by regulatory authorities of the Company’s capital adequacy. For the years ended December 31, 2024, 2023 and 2022, $21.2 million, $18.3 million and $15.3 million in common dividends were declared and paid, respectively. During 2024, the Bank could, without prior approval, declare dividends of approximately $32.4 million.

NOTE 19 – OTHER EXPENSES

Significant components of other expenses for the years ended December 31, 2024, 2023, and 2022 are as follows:

	December 31,
(Dollars in thousands)	2024	2023	2022
FDIC insurance	$1,715	$1,583	$1,226
Miscellaneous loan related	1,547	1,648	3,052
Professional fees	1,523	1,522	1,307
Internet and mobile banking services	1,257	1,181	1,064
Bank security	1,129	913	1,037
Phone and data services	902	830	1,052
Licenses, subsciptions and memberships	646	534	445
Director fees	645	617	565
Foreclosed real estate expenses	542	340	153
Other	2,815	2,518	2,318
Total other expenses	$12,721	$11,686	$12,219

NOTE 20 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Financial statements of MetroCity Bankshares, Inc. (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2024	2023
Assets:
Cash and due from banks*	$3,207	$2,416
Investment in bank subsidiary*	418,652	379,494
Other assets	—	8
Total assets	$421,859	$381,918

Liabilities:
Accrued expenses and other liabilities	$506	$401
Total liabilities	506	401
Shareholders' equity:
Preferred stock	—	—
Common stock	254	252
Additional paid-in-capital	49,216	45,699
Retained earnings	358,704	315,356
Accumulated other comprehensive (loss) income	13,179	20,210
Total shareholders' equity	421,353	381,517
Total liabilities shareholders' equity	$421,859	$381,918

*  Eliminated in consolidation.

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Income:
Dividends receive from bank subsidiary*	$21,157	$21,287	$15,347
Interest income*	38	20	43
Other income	29	—	—
Total income	21,224	21,307	15,390
Expenses:
Intercompany expenses*	212	108	108
Other expenses	68	187	178
Total expenses	280	295	286
Income before taxes and equity in undistributed income of subsidiary	20,944	21,012	15,104
Income tax expense	—	—	93
Income before equity in undistributed income of subsidiary	20,944	21,012	15,011
Equity in undistributed income of subsidiary*	43,560	30,601	47,591
Net Income	$64,504	$51,613	$62,602

*  Eliminated in consolidation.

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$64,504	$51,613	$62,602
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	(43,560)	(30,601)	(47,591)
Decrease (increase) in other assets	8	(1)	366
(Decrease) in accrued expenses and other liabilities	—	—	(269)
Net cash provided by operating activities	20,952	21,011	15,108

Cash flows from operating activities:
Net cash (used) provided by investing activities	—	—	—

Cash flows from financing activities:
Exercise of stock options	900	—	—
Repurchase of common stock	(10)	(2,020)	(8,195)
Dividends paid on common stock	(21,051)	(18,200)	(15,290)
Net cash used by financing activities	(20,161)	(20,220)	(23,485)
Net decrease in cash and cash equivalents	791	791	(8,377)
Cash and cash equivalents, beginning of year	2,416	1,625	10,002
Cash and cash equivalents, end of year	$3,207	$2,416	$1,625

NOTE 21 – SUBSEQUENT EVENTS

On February 19, 2025, the Bank entered into a letter of intent to sell $69.7 million of its residential mortgage loans with servicing retained to a third party investor. A portion of the loans are expected to be sold by the end of March 2025 with the remaining loans expected to be sold by the end of April 2025.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements in this Annual Report. Crowe LLP’s attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, is included in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal  control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

Item 9B. Other Information

During the fourth quarter of 2024, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Annual Report is incorparted herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2024.

Insider Trading Policy

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Company's Insider Trading Policy has been filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required in Part III, Item 11 of this Annual Report is incorparted herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2024 regarding stock-based compensation awards outstanding and available for future grants under the Company’s equity compensation plans.

	(A)	(B)	(C)
Number of
Securities Remaining
	Number of		Available for Future
	Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price	Compensation Plans
	of Outstanding	of Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (A))
Equity compensation plans approved by shareholders	169,134	$ 12.70	1,252,374
Equity compensation plans not approved by shareholders	—	—	—
Total	169,134	$ 12.70	1,252,374

The remaining information required in Part III, Item 12 of this Annual Report is incorparted herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 of this Annual Report is incorparted herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2024.

Item 14. Principal Accounting Fees and Services

The information required in Part III, Item 14 of this Annual Report is incorparted herein by reference to the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements (Part II - Item 8. Financial Statements and Supplementary Data):
(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

(ii)  Consolidated Balance Sheets at December 31, 2024 and 2023

(iii) Consolidated Statements of Income for the Years Ended December 31, 2024, 2023 and 2022

(iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022

(v)  Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2024, 2023 and 2022

(vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

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

10.5	MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*
19	Insider Trading Policy
21.1	Subsidiaries of MetroCity Bankshares, Inc.
23.1	Consent of Crowe LLP
24.1	Power of Attorney contained on the signature pages of this 2024 Annual Report on Form 10-K and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97

Incentive Compensation Recovery (“Clawback”) Policy (incorprated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024)*

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

METROCITY BANKSHARES, INC.

Date: March 10, 2025	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 10, 2025	By:	/s/ Lucas Stewart
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

Signature	Title	Date

/s/ Nack Y. Paek	Chairman; Chief Executive Officer	March 10, 2025
Nack Y. Paek	(principal executive officer)

/s/ Farid Tan	President and Director	March 10, 2025
Farid Tan

/s/ Frank Glover	Director	March 10, 2025
Frank Glover

/s/ William J. Hungeling	Director	March 10, 2025
William J. Hungeling

/s/ Howard Hwasaeng Kim	Director	March 10, 2025
Howard Hwasaeng Kim

/s/ Francis Lai	Director	March 10, 2025
Francis Lai

/s/ Don Leung	Director	March 10, 2025
Don Leung

/s/ Feiying Lu	Director	March 10, 2025
Feiying Lu

/s/ John Paek	Director	March 10, 2025
John Paek

/s/ Ajit Patel	Director	March 10, 2025
Ajit Patel

/s/ Frank S. Rhee	Director	March 10, 2025
Frank S. Rhee

/s/ Sam Sang-Koo Shim	Director	March 10, 2025
Sam Sang-Koo Shim