Form 10-K/A
period 2024-12-31
MetroCity Bankshares, Inc.
filed 2025-04-07
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Form 10-K” or the “Original Filing”), filed by MetroCity Bankshares, Inc. with the U.S. Securities and Exchange Commission on March 10, 2025. The sole purpose of this Amendment No. 1 is to correct the previously filed Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 in the Original Filing), which (a) inadvertently misidentified the city and state from which the consent was issued, and (b) omitted reference to the effectiveness of internal control over financial reporting.

Except as described above, no changes have been made to the Original Filing and this Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 1, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements and Schedules:

The following documents are filed as part of this report:

(1)	Financial Statements: The consolidated financial statements of the Company were previously submitted with the original filing of the Company’s Annual Report on Form 10-K, filed with the SEC on March 10, 2025.
(2)	Financial Statement Schedules: All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or notes thereto.
(3)	Exhibits: The documents included in the Exhibits index below are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K)..
(b)	Exhibits:

Exhibit No.	Description of Exhibit
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
4.1

Description of Capital Stock of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025)

10.1

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Nack Paek (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*

10.2

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Farid Tan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*

10.3

Amended and Restated Employment Agreement, dated August 21, 2019, by and between Metro City Bank and Howard Kim (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*

10.5	MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*
19	Insider Trading Policy (incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025)
21.1

Subsidiaries of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025)

23.1**	Consent of Crowe LLP
24.1	Power of Attorney contained on the signature pages of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025
31.1**	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025)

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 10, 2025)

97

Incentive Compensation Recovery (“Clawback”) Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 11, 2024)*

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page has been formatted in Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101
*	Management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 7, 2025	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer (Principal Financial and Accounting Officer)