Form 10-Q
period 2025-03-31
MetroCity Bankshares, Inc.
filed 2025-05-08
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 25,401,508 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

March 31, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets:
Cash and due from banks	$272,317	$236,338
Federal funds sold	12,738	13,537
Cash and cash equivalents	285,055	249,875
Equity securities	18,440	10,300
Securities available for sale	15,426	17,391
Loans held for sale	34,532	—
Loans, less allowance for credit losses of $18,592 and $18,744, respectively	3,113,943	3,139,191
Accrued interest receivable	16,498	15,858
Federal Home Loan Bank stock	22,693	20,251
Premises and equipment, net	18,045	18,276
Operating lease right-of-use asset	7,906	7,850
Foreclosed real estate, net	1,707	427
SBA and USDA servicing asset	7,167	7,274
Mortgage servicing asset, net	1,476	1,409
Bank owned life insurance	73,900	73,285
Interest rate derivatives	17,166	21,790
Other assets	25,771	10,868
Total assets	$3,659,725	$3,594,045

Liabilities:
Deposits:
Non-interest-bearing demand	$539,975	$536,276
Interest-bearing	2,197,055	2,200,522
Total deposits	2,737,030	2,736,798

Federal Home Loan Bank advances	425,000	375,000
Operating lease liability	7,962	7,940
Accrued interest payable	3,487	3,498
Other liabilities	58,277	49,456
Total liabilities	$3,231,756	$3,172,692

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,402,782 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	254	254
Additional paid-in capital	49,645	49,216
Retained earnings	369,110	358,704
Accumulated other comprehensive income	8,960	13,179
Total shareholders' equity	427,969	421,353
Total liabilities and shareholders' equity	$3,659,725	$3,594,045

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Interest and dividend income:
Loans, including fees	$50,253	$50,117
Other investment income	2,126	2,211
Federal funds sold	140	30
Total interest income	52,519	52,358

Interest expense:
Deposits	17,977	22,105
FHLB advances and other borrowings	3,988	3,168
Total interest expense	21,965	25,273

Net interest income	30,554	27,085

Provision for credit losses:
Provision for loan losses	17	(134)
Provision for unfunded commitments	118	(6)
Provision for credit losses	135	(140)

Net interest income after provision for credit losses	30,419	27,225

Noninterest income:
Service charges on deposit accounts	500	447
Other service charges, commissions and fees	1,596	1,612
Gain on sale of residential mortgage loans	399	222
Mortgage servicing income, net	618	229
Gain on sale of SBA loans	658	1,051
SBA servicing income, net	913	1,496
Other income	772	511
Total noninterest income	5,456	5,568

Noninterest expense:
Salaries and employee benefits	8,493	7,370
Occupancy and equipment	1,417	1,354
Data processing	345	294
Advertising	167	172
Other expenses	3,377	3,171
Total noninterest expense	13,799	12,361

Income before provision for income taxes	22,076	20,432
Provision for income taxes	5,779	5,801
Net income available to common shareholders	$16,297	$14,631

Earnings per share:
Basic	$0.64	$0.58
Diluted	$0.63	$0.57

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024

Net income	$16,297	$14,631

Other comprehensive (loss) gain:

Unrealized holding gains (losses) on securities available for sale	41	(286)
Net changes in fair value of cash flow hedges	(5,634)	7,408
Tax effect	1,374	(1,985)

Other comprehensive (loss) gain	(4,219)	5,137

Comprehensive income	$12,078	$19,768

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, January 1, 2025	25,402,782	$254	$49,216	$358,704	$13,179	$421,353
Net income	—	—	—	16,297	—	16,297
Stock based compensation expense	—	—	429	—	—	429
Other comprehensive loss	—	—	—	—	(4,219)	(4,219)
Dividends declared on common stock ($0.23 per share)	—	—	—	(5,891)	—	(5,891)
Balance, March 31, 2025	25,402,782	$254	$49,645	$369,110	$8,960	$427,969

Balance, January 1, 2024	25,205,506	$252	$45,699	$315,356	$20,210	$381,517
Net income	—	—	—	14,631	—	14,631
Stock based compensation expense	—	—	406	—	—	406
Other comprehensive income	—	—	—	—	5,137	5,137
Dividends declared on common stock ($0.20 per share)	—	—	—	(5,087)	—	(5,087)
Balance, March 31, 2024	25,205,506	$252	$46,105	$324,900	$25,347	$396,604

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flow from operating activities:
Net income	$16,297	$14,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	832	752
Provision for credit losses	135	(140)
Stock based compensation expense	429	406
Unrealized (gains) losses recognized on equity securities	(140)	47
Write-down of foreclosed real estate	—	14
Gain on sale of residential real estate loans	(399)	(222)
Origination of SBA loans held for sale	(8,154)	(24,631)
Proceeds from sales of SBA loans held for sale	10,113	25,682
Gain on sale of SBA loans	(658)	(1,051)
Increase in cash value of bank owned life insurance	(615)	(535)
Increase in accrued interest receivable	(640)	(561)
Decrease (increase) in SBA and USDA servicing rights	107	(360)
(Increase) decrease in mortgage servicing rights	(67)	336
Increase in state tax credits	(12,600)	—
(Increase) decrease in other assets	(928)	168
Decrease in accrued interest payable	(11)	(1,074)
Decrease in other liabilities	8,210	22,897
Net cash flow provided by operating activities	11,911	36,359

Cash flow from investing activities:
Purchases of equity securities	(8,000)	—
Proceeds from maturities, calls or paydowns of securities available for sale	1,991	134
Purchase of Federal Home Loan Bank stock	(2,442)	(1,217)
Proceeds from sales of residential real estate loans	40,450	22,489
Increase in loans, net	(51,933)	(46,372)
Purchases of premises and equipment	(70)	(243)
Net cash flow used in investing activities	(20,004)	(25,209)

Cash flow from financing activities:
Dividends paid on common stock	(5,843)	(5,041)
Increase in deposits, net	232	82,922
Premiums paid for interest rate caps	(1,116)	—
Proceeds from Federal Home Loan Bank advances	50,000	75,000
Repayments of Federal Home Loan Bank advances	—	(50,000)
Net cash flow provided by financing activities	43,273	102,881

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024

Net change in cash and cash equivalents	35,180	114,031
Cash and cash equivalents at beginning of period	249,875	144,805

Cash and cash equivalents at end of period	$285,055	$258,836

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$75,884	$72,610

Transfer of loan principal to foreclosed real estate, net of write-downs	$1,280	$—

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$21,976	$26,347

Income taxes	$1,063	$225

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025

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

Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Company’s 2024 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first three months of 2025 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

The chief operating decision maker uses income before income taxes as the measure of segment profit or loss to assess the performance of and allocate resources to the Company’s one reportable operating segment. Interest income and noninterest income generated from our residential real estate and SBA loans provide the primary revenue in the operating segment. Interest expense, provision for credit losses, and salaries, commissions and employee benefits, as well as occupancy and equipment expenses, provide the significant expenses in the operating segment. These figures are regularly provided to the chief operating decision maker and are monitored through budget-to-actual variance review

The Company has evaluated the Accounting Standards Updates issued during 2025 to date but does not expect those updates to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$2,563	$—	$—	$2,563
States and political subdivisions	8,010	—	(1,575)	6,435
Mortgage-backed GSE residential	8,096	—	(1,668)	6,428
Total	$18,669	$—	$(3,243)	$15,426

	December 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,467	$—	$—	$4,467
States and political subdivisions	8,022	—	(1,485)	6,537
Mortgage-backed GSE residential	8,186	—	(1,799)	6,387
Total	$20,675	$—	$(3,284)	$17,391

The amortized costs and estimated fair values of investment securities available for sale at March 31, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	3,802	3,788
Due after five years but less than ten years	—	—
Due in more than ten years	6,771	5,210
Mortgage-backed GSE residential	8,096	6,428
Total	$18,669	$15,426

Accrued interest receivable for securities available for sale totaled $70,000 and $113,000 as of March 31, 2025 and December 31, 2024, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of March 31, 2025 and December 31, 2024, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $12.9 million for both periods. There were no securities sold during the three months ended March 31, 2025 and 2024.

Information pertaining to securities with gross unrealized losses at March 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	March 31, 2025
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,575	$6,435
Mortgage-backed GSE residential	—	—	1,668	6,428
Total	$—	$—	$3,243	$12,863

	December 31, 2024
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,485	$6,537
Mortgage-backed GSE residential	—	—	1,799	6,387
Total	$—	$—	$3,284	$12,924

At March 31, 2025, the twenty securities available for sale (11 municipal securities and 9 mortgage-backed securities) with an unrealized loss have depreciated 20.13% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of March 31, 2025 represent a credit loss impairment.  As of March 31, 2025, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of March 31, 2025 and December 31, 2024, the Company had equity securities with carrying values totaling $18.4 million and $10.3 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended March 31, 2025 and 2024, we recognized an unrealized gain of $140,000 and an unrealized loss of $47,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in “Other Income” on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Construction and development	$28,403	$21,569
Commercial real estate	792,149	762,033
Commercial and industrial	71,518	78,220
Residential real estate	2,248,028	2,303,234
Consumer and other	67	260
Total loans receivable	3,140,165	3,165,316
Unearned income	(7,630)	(7,381)
Allowance for credit losses	(18,592)	(18,744)
Loans, net	$3,113,943	$3,139,191

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of March 31, 2025 and December 31, 2024, accrued interest receivable for loans totaled $16.4 million and $15.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Allowance for Credit Losses

A summary of changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$31	$7,265	$1,380	$10,066	$2	$18,744
Charge-offs	—	—	(173)	—	—	(173)
Recoveries	—	1	3	—	—	4
Provision for loan losses	13	276	(8)	(263)	(1)	17
Ending balance	$44	$7,542	$1,202	$9,803	$1	$18,592

	Three Months Ended March 31, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$46	$6,876	$588	$10,597	$5	$18,112
Charge-offs	—	—	—	—	—	—
Recoveries	—	1	3	—	—	4
Provision for loan losses	43	28	142	(344)	(3)	(134)
Ending balance	$89	$6,905	$733	$10,253	$2	$17,982

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $282,000, $310,000 and $165,000 as of March 31, 2025, March 31, 2024 and December 31, 2024, respectively, and is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value, less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value, less selling costs, at the time of foreclosure. As of March 31, 2025, there were $13.9 million, $2.9 million and $335,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. As of December 31, 2024, there were $14.2 million, $4.3 million and $569,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of March 31, 2025 and December 31, 2024 was $635,000 and $748,000, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of March 31, 2025 and December 31, 2024:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
March 31, 2025	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$27,522	$—	$—	$—	$—	$—	$27,522
Commercial real estate	784,570	1,969	—	—	1,969	2,490	789,029
Commercial and industrial	70,209	633	—	—	633	394	71,236
Residential real estate	2,212,787	16,659	1,296	—	17,955	13,939	2,244,681
Consumer and other	67	—	—	—	—	—	67
Total	$3,095,155	$19,261	$1,296	$—	$20,557	$16,823	$3,132,535

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2024	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$21,390	$—	$—	$—	$—	$—	$21,390
Commercial real estate	752,686	1,705	1,257	—	2,962	3,316	758,964
Commercial and industrial	77,310	—	82	—	82	526	77,918
Residential real estate	2,271,175	10,777	3,283	—	14,060	14,168	2,299,403
Consumer and other	260	—	—	—	—	—	260
Total	$3,122,821	$12,482	$4,622	$—	$17,104	$18,010	$3,157,935

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of March 31, 2025 and December 31, 2024:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
March 31, 2025	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	1,971	519	2,490
Commercial and industrial	149	245	394
Residential real estate	—	13,939	13,939
Total	$2,120	$14,703	$16,823

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2024	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	1,738	1,578	3,316
Commercial and industrial	329	197	526
Residential real estate	—	14,168	14,168
Total	$2,067	$15,943	$18,010

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

The following tables present the loan portfolio's amortized cost by loan type, risk rating and year of origination as of March 31, 2025 and December 31, 2024. There were no loans with a risk rating of Doubtful or Loss at March 31, 2025 and December 31, 2024.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
March 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total Loans
Construction and development
Pass	$206	$21,089	$620	$3,729	$182	$1,148	$—	$26,974
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	548	—	—	548
Total construction and development	$206	$21,089	$620	$3,729	$730	$1,148	$—	$27,522
Commercial real estate
Pass	$53,387	$122,912	$147,560	$195,247	$80,428	$161,634	$—	$761,168
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	449	4,672	12,283	10,457	—	27,861
Total commercial real estate	$53,387	$122,912	$148,009	$199,919	$92,711	$172,091	$—	$789,029
Commercial and industrial
Pass	$1,147	$5,624	$16,237	$10,377	$3,503	$5,029	$27,701	$69,618
Special Mention	—	—	—	—	—	577	—	577
Substandard	—	—	—	193	228	620	—	1,041
Total commercial and industrial	$1,147	$5,624	$16,237	$10,570	$3,731	$6,226	$27,701	$71,236

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$173	$—	$—	$173

Residential real estate
Pass	$87,372	$301,717	$139,165	$597,308	$724,483	$379,570	$—	$2,229,615
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	414	1,990	1,228	2,220	9,214	—	15,066
Total residential real estate	$87,372	$302,131	$141,155	$598,536	$726,703	$388,784	$—	$2,244,681
Consumer and other
Pass	$67	$—	$—	$—	$—	$—	$—	$67
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$67	$—	$—	$—	$—	$—	$—	$67

Total loans	$142,179	$451,756	$306,021	$812,754	$823,875	$568,249	$27,701	$3,132,535

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total Loans
Construction and development
Pass	$16,069	$620	$2,814	$183	$1,156	$—	$—	$20,842
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	548	—	—	—	548
Total construction and development	$16,069	$620	$2,814	$731	$1,156	$—	$—	$21,390
Commercial real estate
Pass	$124,106	$149,105	$196,578	$84,817	$71,425	$103,393	$380	$729,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	450	4,678	12,282	4,467	7,283	—	29,160
Total commercial real estate	$124,106	$149,555	$201,256	$97,099	$75,892	$110,676	$380	$758,964
Commercial and industrial
Pass	$5,938	$16,277	$10,660	$3,646	$1,954	$2,908	$34,167	$75,550
Special Mention	—	—	—	—	—	1,133	—	1,133
Substandard	—	—	193	405	349	288	—	1,235
Total commercial and industrial	$5,938	$16,277	$10,853	$4,051	$2,303	$4,329	$34,167	$77,918

Commercial and industrial:
Current period gross write offs	$—	$—	$64	$—	$—	$66	$—	$130

Residential real estate
Pass	$337,878	$167,059	$635,481	$743,553	$245,418	$152,943	$—	$2,282,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	415	1,638	2,047	2,910	1,529	8,532	—	17,071
Total residential real estate	$338,293	$168,697	$637,528	$746,463	$246,947	$161,475	$—	$2,299,403
Consumer and other
Pass	$260	$—	$—	$—	$—	$—	$—	$260
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$260	$—	$—	$—	$—	$—	$—	$260

Total loans	$484,666	$335,149	$852,451	$848,344	$326,298	$276,480	$34,547	$3,157,935

During the three months ended March 31, 2025, no revolving loans were converted to term loans. During the year ended December 31, 2024, four construction and development revolving loans totaling $16.2 million were converted to commercial real estate term loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, payment deferrals, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During the three months ended March 31, 2025, there was one commercial real estate loan modification totaling $12.2 million made to a borrower experiencing financial difficulty. The borrower of this loan modification was granted payment deferrals totaling $324,000. No loan modifications were made to borrowers experiencing financial difficulty during the three months ended March 31, 2024.

No loan modifications previously made to borrowers experiencing financial difficulty defaulted during the three months ended March 31, 2025 and 2024. No charge-offs of previously modified loans were recorded during the three months ended March 31, 2025 and 2024.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of March 31, 2025 and December 31, 2024, the unpaid principal balances of serviced loans totaled $474.1 million and $479.7 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Beginning of period	$7,274	$7,251
Change in fair value	(107)	360
End of period, fair value	$7,167	$7,611

Fair value at March 31, 2025 and December 31, 2024 was determined using discount rates ranging from 5.45% to 10.52% and 5.22% to 10.78%, respectively, and prepayment speeds ranging from 6.33% to 21.58% and 9.82% to 21.47%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at March 31, 2025 and December 31, 2024 was $537.6 million and $527.0 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Mortgage loan servicing rights:	2025	2024
Beginning of period	$1,409	$1,273
Additions	228	136
Amortization expense	(118)	(472)
Valuation allowance	(43)	—
End of period, carrying value	$1,476	$937

(Dollars in thousands)	For the Three Months Ended March 31,
Valuation allowance:	2025	2024
Beginning balance	$20	$—
Additions expensed	43	—
Reductions credited to operations	—	—
Direct write-downs	—	—
Ending balance	$63	$—

 The fair value of servicing rights was $6.5 million and $6.8 million at March 31, 2025 and December 31, 2024, respectively. Fair value at March 31, 2025 was determined by using a discount rate of 13.09%, prepayment speeds of 18.26%, and a weighted average default rate of 1.53%. Fair value at December 31, 2024 was determined by using a discount rate of 13.07%, prepayment speeds of 16.82%, and a weighted average default rate of 1.52%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at March 31, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Convertible advance maturing September 4, 2026; fixed rate of 3.718%	$50,000	$—
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	25,000
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	25,000
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	50,000
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	100,000
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	50,000
Convertible advance maturing May 14, 2027; fixed rate of 4.100%	75,000	75,000
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	50,000
Total FHLB advances	$425,000	$375,000

The FHLB advances outstanding at March 31, 2025 all have a conversion feature that allows the FHLB to call the advances every three months. At March 31, 2025 and December 31, 2024, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.07 billion for both periods. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.24 billion and $2.27 billion at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at March 31, 2025.

At March 31, 2025 and December 31, 2024, the Company had Federal Reserve Discount Window funds available of approximately $549.0 million and $539.3 million, respectively. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $691.2 million and $667.6 million as of March 31, 2025 and December 31, 2024, respectively, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of March 31, 2025.

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

Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company’s incremental collateralized borrowing rate provided by the FHLB at the lease commencement date. ROU assets are further adjusted for lease incentives, if any. Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in “Occupancy and Equipment” expense in the Consolidated Statements of Income.

The components of lease cost for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Operating lease cost	$570	$557
Variable lease cost	53	49
Short-term lease cost	—	—
Sublease income	—	—
Total net lease cost	$623	$606

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
March 31, 2026	$2,085
March 31, 2027	1,852
March 31, 2028	1,582
March 31, 2029	1,155
March 31, 2030	745
After March 31, 2030	1,802
Total lease payments	9,221
Less: interest discount	(1,259)
Present value of lease liabilities	$7,962

Supplemental Lease Information	March 31, 2025
Weighted-average remaining lease term (years)	6.2
Weighted-average discount rate	3.77%

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$554	$534
Operating cash flows from operating leases (lease liability reduction)	$480	$462
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$502	$—

NOTE 8 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements began in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $15.6 million and $20.4 million and an unrealized loss of $208,000 and $243,000 at March 31, 2025 and December 31, 2024, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During January 2025, the Company entered into three interest rate cap agreements with notional amounts totaling $200.0 million, all with a cap rate of 4.50%. One of these interest rate caps is a two-year spot cap where cash settlements began in February 2025. The other two interest rate caps are forward starting two-year term caps where cash settlements begin in June 2025 or July 2025. During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million at a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The aggregate fair value of the interest rate caps, inclusive of unamortized interest rate cap premiums, amounted to an unrealized gain of $1.6 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively, and are recorded in “Interest Rate Derivatives” on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At March 31, 2025, there were no cash deposits pledged as collateral by the Company. At March 31, 2025, the Company had $17.3 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024
Notional amounts	$800,000	$800,000
Weighted-average pay rate	2.28%	2.28%
Weighted-average receive rate	4.33%	5.15%
Weighted-average maturity	4.2 years	4.2 years
Weighted-average remaining maturity	1.1 years	1.4 years
Net interest income	$4,105	$20,863

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2025	December 31, 2024
Notional amounts	$250,000	$50,000
Rate cap premiums	1,271	226
Weighted-average cap rate	4.10%	2.50%
Weighted-average maturity	2.8 years	5.0 years
Weighted-average remaining maturity	2.0 years	1.8 years
Net interest income	$159	$1,219

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of March 31, 2025 and December 31, 2024 include:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$116,614	$47,369
Standby letters of credit	$5,890	$5,782

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $116.6 million of unused lines of credit and $5.9 million for standby letters of credit as of March 31, 2025. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of March 31, 2025 and December 31, 2024 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	March 31, 2025
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$2,563	$—	$—	$2,563
States and political subdivisions	6,435	—	6,435	—
Mortgage-backed GSE residential	6,428	—	6,428	—
Total securities available for sale	15,426	—	12,863	2,563

Equity securities	18,440	18,440	—	—
SBA and USDA servicing asset	7,167	—	—	7,167
Interest rate derivatives	17,166	—	17,166	—
	$58,199	$18,440	$30,029	$9,730
Nonrecurring fair value measurements:
Collateral-dependent loans	$2,071	$—	$—	$2,071	$42

Liabilities
Recurring fair value measurements:
Interest rate swaps	$208	$—	$208	$—

	December 31, 2024
							Total Gains
(Dollars in thousands)	Total	Level 1		Level 2		Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,467		$—		$—	$4,467
States and political subdivisions	6,537		—		6,537	—
Mortgage-backed GSE residential	6,387		—		6,387	—
Total securities available for sale	17,391		—		12,924	4,467

Equity securities	10,300		10,300		—	—
SBA and USDA servicing asset	7,274		—		—	7,274
Interest rate derivatives	21,790		—		21,790	—
	$56,755		$10,300		$34,714	$11,741
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,505	$		$		$1,505	$11
Foreclosed real estate, net	427		—		—	427	(278)
	$1,932		$—		$—	$1,932	$(267)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$243		$—		$243	$—

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

SBA Servicing Assets: The fair values of the Company’s servicing assets are determined using Level 3 inputs. All separately recognized servicing assets and servicing liabilities are initially measured at fair value and at each reporting date and changes in fair value are reported in earnings in the period in which they occur.

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2025 and 2024:

	Obligations of	SBA and USDA
(Dollars in thousands)	U.S. Government	Servicing	Interest Only
Three Months Ended:	Entities and Agencies	Asset	Strip	Liabilities
Fair value, January 1, 2025	$4,467	$7,274	$—	$—
Total losses included in income	—	(107)	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,904)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, March 31, 2025	$2,563	$7,167	$—	$—

Fair value, January 1, 2024	$4,637	$7,251	$—	$—
Total gains included in income	—	360	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(42)	—	—	—
Transfers in and/or out of Level 3	—	—	—	—
Fair value, March 31, 2024	$4,595	$7,611	$—	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at March 31, 2025 and December 31, 2024:

	Valuation	Unobservable	General
	Technique	Input	Range
March 31, 2025:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	6.33%-21.58%
		Discount rate	5.45%-10.52%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2024:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	9.82%-21.47%
		Discount rate	5.22%-10.78%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024 are as follows:

	Carrying	Estimated Fair Value at March 31, 2025
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$285,055	$—	$285,055	$—	$285,055
Investment securities	33,866	18,440	12,863	2,563	33,866
FHLB stock	22,693	—	—	—	N/A
Loans held for sale	34,532	—	34,532	—	34,532
Loans, net	3,113,943	—	—	3,033,915	3,033,915
Accrued interest receivable	16,498	—	59	16,439	16,498
SBA and USDA servicing asset	7,167	—	—	7,167	7,167
Mortgage servicing asset	1,476	—	—	6,501	6,501
Interest rate derivatives	17,166	—	17,166	—	17,166
Financial Liabilities:
Deposits	2,737,030	—	2,735,935	—	2,735,935
Federal Home Loan Bank advances	425,000	—	428,188	—	428,188
Accrued interest payable	3,487	—	3,487	—	3,487
Interest rate derivatives	208	—	208	—	208

	Carrying	Estimated Fair Value at December 31, 2024
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$249,875	$—	$249,875	$—	$249,875
Investment securities	27,691	10,300	12,924	4,467	27,691
FHLB stock	20,251	—	—	—	N/A
Loans held for sale	—	—	—	—	—
Loans, net	3,139,191	—	—	3,043,446	3,043,446
Accrued interest receivable	15,858	—	99	15,759	15,858
SBA and USDA servicing asset	7,274	—	—	7,274	7,274
Mortgage servicing asset	1,409	—	—	6,760	6,760
Interest rate derivatives	21,790	—	21,790	—	21,790
Financial Liabilities:
Deposits	2,736,798	—	2,735,977	—	2,735,977
Federal Home Loan Bank advances	375,000	—	376,950	—	376,950
Accrued interest payable	3,498	—	3,498	—	3,498
Interest rate derivatives	243	—	243	—	243

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of March 31, 2025 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2025 and December 31, 2024.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of March 31, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$437,883	20.09%	228,831	10.5%	N/A	N/A
Bank	435,231	19.97%	228,825	10.5	217,929	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	419,010	19.23%	185,244	8.5%	N/A	N/A
Bank	416,358	19.11%	185,239	8.5	174,343	8.0%
Common Tier 1 (CET1)
Consolidated	419,010	19.23%	152,554	7.0%	N/A	N/A
Bank	416,358	19.11%	152,550	7.0	141,654	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	419,010	11.76%	142,505	4.0%	N/A	N/A
Bank	416,358	11.69%	142,483	4.0	178,104	5.0%

As of December 31, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$427,083	20.05%	223,622	10.5%	N/A	N/A
Bank	424,383	19.93%	223,616	10.5	212,968	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	408,174	19.17%	181,027	8.5%	N/A	N/A
Bank	405,474	19.04%	181,023	8.5	170,374	8.0%
Common Tier 1 (CET1)
Consolidated	408,174	19.17%	149,081	7.0%	N/A	N/A
Bank	405,474	19.04%	149,077	7.0	138,429	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	408,174	11.57%	141,149	4.0%	N/A	N/A
Bank	405,474	11.49%	141,127	4.0	176,409	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At March 31, 2025, 240,000 stock options had been granted and 878,901 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2025 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2025	169,134	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2025	169,134	$12.70

The Company recognized no compensation expense for stock options during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the three months ended March 31, 2025 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2025	207,865	$20.20
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2025	207,865	$20.20

During the three months ended March 31, 2025 and 2024, the Company recognized compensation expense for restricted stock of $429,000 and $406,000, respectively. As of both March 31, 2025 and December 31, 2024, there was $2.4 million of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of March 31, 2025, the cost is expected to be recognized over a weighted-average period of  1.8 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2025	2024
Basic earnings per share
Net Income	$16,297	$14,631

Weighted average common shares outstanding	25,402,782	25,205,506

Basic earnings per common share	$0.64	$0.58

Diluted earnings per share
Net Income	$16,297	$14,631

Weighted average common shares outstanding for basic earnings per common share	25,402,782	25,205,506
Add: Dilutive effects of restricted stock and options	305,207	342,583

Average shares and dilutive potential common shares	25,707,989	25,548,089

Diluted earnings per common share	$0.63	$0.57

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three months ended March 31, 2025 and 2024.

NOTE 14 – BUSINESS COMBINATION

First IC Corporation

On March 16, 2025, the Company and the Bank entered into an Agreement and Plan of Rerorganization (the “Reorganization Agreement”) with First IC Corporation, a Georgia corporation (“First IC”), and First IC Bank, a Georgia-state chartered bank and the wholly-owned subsidiary of First IC (“First IC Bank”), whereby First IC will be merged with and into the Company and First IC Bank will be merged with and into the Bank. Each share of First IC common stock will, at the effective time of the transaction, be converted into the right to receive the pro-rata share of (1) $111,965,213 in cash and (2) 3,384,588 shares of Company common stock, each as may be adjusted in accordance with the terms of the Reorganization Agreement. At March 31, 2025, First IC had approximately $1.2 billion in total assets, $1.0 billion in total loans and $977 million in total deposits. The closing of the transactions contemplated by the Reorganization Agreement is subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of of First IC. The pro forma company is projected to have approximately $4.8 billion in total assets, $3.7 billion in total deposits and $4.1 billion in total loans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2024 through March 31, 2025 and on our results of operations for the three months ended March 31, 2025 and 2024. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), slowdowns in economic growth, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in the interest rate environment (including changes to the federal funds rate and the impact on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of prolonged elevated interest rates and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impacts related to our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	the risks related to the pending First IC Corporation merger including, without limitation: (i) the diversion of management's time on issues related to the merger; (ii) unexpected transaction costs, including the costs of integrating operations; (iii) the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; (iv) the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; (v) the risk of deposit and customer attrition; any changes in deposit mix; (vi) unexpected operating and other costs, which may differ or change from expectations; (vii) the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; and (viii) increased competitive pressures and solicitations of customers by competitors;
●	potential delays or other problems in implementing and executing our growth, expansion and acquisition or divestment strategies, including delays in obtaining regulatory or other necessary approvals or the failure to realize any anticipated benefits or synergies from any acquisitions or growth strategies;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to and the potential effect on our reputation;
●	the impact of recent and future legislative and regulatory changes;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	the potential implementation of a regulatory reform agenda under the current presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;

●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the development of generative artificial intelligence, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;
●	risks related to diversity, equity and inclusion (“DEI”) and environmental, social and governance ("ESG") strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget; and
●	other risks and factors identified in the Company’s 2024 Form 10-K, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

Proposed Acquisition of First IC Corporation and First IC Bank

On March 16, 2025, the Company and the Bank entered into an Agreement and Plan of Rerorganization (the “Reorganization Agreement”) with First IC Corporation, a Georgia corporation (“First IC”), and First IC Bank, a Georgia-state chartered bank and the wholly-owned subsidiary of First IC (“First IC Bank”), whereby First IC will be merged with and into the Company and First IC Bank will be merged with and into the Bank. Each share of First IC common stock will, at the effective time of the transaction, be converted into the right to receive the pro-rata share of (1) $111,965,213 in cash and (2) 3,384,588 sharse of Company common stock, each as may be adjusted in accordance with the terms of the Reorganization Agreement. At March 31, 2025, First IC had approximately $1.2 billion in total assets, $1.0 billion in total loans and $977 million in total deposits. The closing of the transactions contemplated by the Reorganization Agreement is subject to the satisfaction of customary closing conditions, including regulatory approvals and the approval of the shareholders of of First IC. The pro forma company is projected to have approximately $4.8 billion in total assets, $3.7 billion in total deposits and $4.1 billion in total loans.

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

Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company's Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1 of our consolidated financial statements as of December 31, 2024 in the Company’s 2024 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2024.

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

See Note 1 and Note 3 of our consolidated financial statements as of December 31, 2024 in the Company’s 2024 Form 10-K and as of March 31, 2025, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of March 31, 2025, we had total assets of $3.66 billion, total loans of $3.13 billion, total deposits of $2.74 billion and total shareholders’ equity of $428.0 million.

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

	As of or for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2025	2024	2024	2024	2024
Selected income statement data:
Interest income	$52,519	$52,614	$53,833	$54,108	$52,358
Interest expense	21,965	22,554	23,544	23,396	25,273
Net interest income	30,554	30,060	30,289	30,712	27,085
Provision for credit losses	135	202	582	(128)	(140)
Noninterest income	5,456	5,321	6,615	5,559	5,568
Noninterest expense	13,799	14,326	13,660	13,032	12,361
Income tax expense	5,779	4,618	5,961	6,430	5,801
Net income	16,297	16,235	16,701	16,937	14,631
Per share data:
Basic income per share	$0.64	$0.64	$0.66	$0.67	$0.58
Diluted income per share	$0.63	$0.63	$0.65	$0.66	$0.57
Dividends per share	$0.23	$0.23	$0.20	$0.20	$0.20
Book value per share (at period end)	$16.85	$16.59	$16.07	$16.08	$15.73
Shares of common stock outstanding	25,402,782	25,402,782	25,331,916	25,331,916	25,205,506
Weighted average diluted shares	25,707,989	25,659,483	25,674,858	25,568,333	25,548,089
Performance ratios:
Return on average assets	1.85%	1.82%	1.86%	1.89%	1.65%
Return on average equity(1)	15.67	15.84	16.26	17.10	15.41
Dividend payout ratio	36.14	36.18	30.58	30.03	34.77
Yield on total loans	6.40	6.31	6.43	6.46	6.34
Yield on average earning assets	6.31	6.25	6.36	6.45	6.27
Cost of average interest bearing liabilities	3.48	3.55	3.69	3.68	3.94
Cost of deposits	3.36	3.45	3.61	3.63	3.97
Net interest margin	3.67	3.57	3.58	3.66	3.24
Efficiency ratio(2)	38.32	40.49	37.01	35.93	37.86
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.02%	0.01%	0.00%	(0.01)%	(0.00)%
Nonperforming assets to gross loans and OREO	0.59	0.58	0.51	0.47	0.47
ACL to nonperforming loans	110.52	104.08	129.85	138.11	135.23
ACL to loans held for investment	0.59	0.59	0.60	0.58	0.58
Balance sheet and capital ratios:
Gross loans held for investment to deposits	114.73%	115.66%	113.67%	112.85%	111.03%
Noninterest bearing deposits to deposits	19.73	19.60	20.29	20.54	19.43
Investment securities to assets	0.93	0.77	0.81	0.78	0.78
Common equity to assets	11.69	11.72	11.41	11.26	10.87
Leverage ratio	11.76	11.57	11.12	10.75	10.27
Common equity tier 1 ratio	19.23	19.17	19.08	18.25	16.96
Tier 1 risk-based capital ratio	19.23	19.17	19.08	18.25	16.96
Total risk-based capital ratio	20.09	20.05	19.98	19.12	17.81
Mortgage and SBA loan data:
Mortgage loans serviced for others	$537,590	$527,039	$556,442	$529,823	$443,905
Mortgage loan production	91,122	103,250	122,355	94,056	94,016
Mortgage loan sales	40,051	—	54,193	111,424	21,873
SBA loans serviced for others	474,143	479,669	487,359	486,051	516,425
SBA loan production	20,412	35,730	35,839	8,297	10,949
SBA loan sales	16,579	19,236	28,858	—	24,065
(1)	Excluding average accumulated other comprehensive income, our return on average equity for the three months ended March 31, 2025 and 2024 was 16.18% and 16.27%, respectively.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Results of Operations

We recorded net income of $16.3 million for the three months ended March 31, 2025 compared to $14.6 million for the same period in 2024, an increase of $1.7 million, or 11.4%. This increase was due to an increase in net interest income of $3.5 million and a decrease in income tax expense of $22,000, offset by an increase in noninterest expense of $1.4 million, an increase in provision for credit losses of $275,000 and a decrease in noninterest income of $112,000.

Basic and diluted earnings per common share for the three months ended March 31, 2025 was $0.64 and $0.63, respectively, compared to $0.58 and $0.57 for the basic and diluted earnings per common share for the same period in 2024.

Interest Income

Interest income totaled $52.5 million for the three months ended March 31, 2025, an increase of $161,000, or 0.3%, from the three months ended March 31, 2024, primarily due to a six basis points increase in the loan yield coupled with a $2.6 million increase in average loan balances and a $15.0 million increase in average total investment balances, offset by a 71 basis points decrease in the total investments yield. The increase in average loans is due to an increase of $63.8 million in average commercial real estate loans, an increase of $8.2 million in average commercial and industrial loans and an increase of $1.4 million in average construction and development loans, offset by a decrease of $70.8 million in average residential real estate loans. As compared to the three months ended March 31, 2024, the yield on average interest-earning assets increased by four basis points to 6.31% from 6.27% with the yield on average loans increasing by six basis points and the yield on average total investments decreasing by 31 basis points.

Interest Expense

Interest expense for the three months ended March 31, 2025 decreased $3.3 million, or 13.1%, to $22.0 million compared to interest expense of $25.3 million for the three months ended March 31, 2024, primarily due to a 61 basis points decrease in deposit costs coupled with a $67.0 million decrease in average deposit balances, offset by a 44 basis points increase in borrowing costs and a $46.2 million increase in the average borrowing balance. The 61 basis points decrease in deposit costs was primarily driven by a 108 basis points decrease in the yield on average money market deposits from the benefit received on our interest rate swaps and a 32 basis points decrease in the yield on average time deposits, offset by an 27 basis point increase in the yield on interest-bearing demand deposits and savings accounts. Average money market deposits decreased by $67.0 million while average time deposits increased by $4.9 million. Average borrowings for the three months ended March 31, 2025 increased by $46.2 million with an increase in rate of 44 basis points compared to the three months ended March 31, 2024.

The Company currently has effective interest rate derivative agreements totaling $950.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.29%. During the three months ended March 31, 2025, we recorded a credit to interest expense of $4.3 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $4.1 million recorded during the three month period ended March 31, 2024. Based on the Federal Funds Effective rate as of March 31, 2025 (4.33%), the Company would estimate to record a credit to interest expense of approximately $11.5 million for the remainder of 2025 from the benefit received on these interest rate derivatives. See Note 8 of our consolidated financial statements as of March 31, 2025, included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives.

Net Interest Margin

The net interest margin for the three months ended March 31, 2025 increased by 43 basis points to 3.67% from 3.24% for the three months ended March 31, 2024, primarily due to a four basis points increase in the yield on average interest-earning assets of $3.38 billion and a 46 basis points decrease in the cost of average interest-bearing liabilities of $2.56 billion. Average earning assets for the three months ended March 31, 2025 increased by $17.6 million from the three months ended March 31, 2024, due to a $15.0 million increase in average total investments and a $2.6 million increase in average loans. Average interest-bearing liabilities for the three months ended March 31, 2025 decreased by $20.8 million from the three months ended March 31, 2024, driven by the decrease in average interest-bearing deposits of $67.0 million, offset by a $46.2 million increase in average borrowings.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The increase in our net interest margin is primarily the result of our decreasing deposit costs, as well as the continued increase to our loan yields.

Average Balances, Interest and Yields

The following tables present, for the three months ended March 31, 2025 and 2024, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended March 31,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$159,478	$2,098	5.34%	$144,934	$2,052	5.69%
Investment securities	32,034	168	2.13	31,611	189	2.40
Total investments	191,512	2,266	4.80	176,545	2,241	5.11
Construction and development	23,321	480	8.35	21,970	505	9.24
Commercial real estate	779,884	16,157	8.40	716,051	16,108	9.05
Commercial and industrial	72,799	1,588	8.85	64,575	1,574	9.80
Residential real estate	2,308,071	31,986	5.62	2,378,879	31,890	5.39
Consumer and other	276	42	61.71	249	40	64.61
Gross loans(2)	3,184,351	50,253	6.40	3,181,724	50,117	6.34
Total earning assets	3,375,863	52,519	6.31	3,358,269	52,358	6.27
Noninterest-earning assets	197,272			213,802
Total assets	3,573,135			3,572,071
Interest-bearing liabilities:
NOW and savings deposits	153,739	952	2.51	158,625	885	2.24
Money market deposits	1,010,471	6,321	2.54	1,077,469	9,692	3.62
Time deposits	1,006,677	10,704	4.31	1,001,792	11,528	4.63
Total interest-bearing deposits	2,170,887	17,977	3.36	2,237,886	22,105	3.97
Borrowings	390,000	3,988	4.15	343,847	3,168	3.71
Total interest-bearing liabilities	2,560,887	21,965	3.48	2,581,733	25,273	3.94
Noninterest-bearing liabilities:
Noninterest-bearing deposits	519,125			522,300
Other noninterest-bearing liabilities	71,444			86,190
Total noninterest-bearing liabilities	590,569			608,490
Shareholders' equity	421,679			381,848
Total liabilities and shareholders' equity	$3,573,135			$3,572,071
Net interest income		$30,554			$27,085
Net interest spread			2.83			2.33
Net interest margin			3.67			3.24
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$188	$(142)	$46
Investment securities	6	(27)	(21)
Total investments	194	(169)	25
Construction and development	35	(60)	(25)
Commercial real estate	1,319	(1,270)	49
Commercial and industrial	176	(162)	14
Residential real estate	(1,270)	1,366	96
Consumer and Other	1	1	2
Gross loans(2)	261	(125)	136
Total earning assets	455	(294)	161
Interest-bearing liabilities:
NOW and savings deposits	(26)	93	67
Money market deposits	(1,208)	(2,163)	(3,371)
Time deposits	(53)	(771)	(824)
Total interest-bearing deposits	(1,287)	(2,841)	(4,128)
Borrowings	430	390	820
Total interest-bearing liabilities	(857)	(2,451)	(3,308)
Net interest income	$1,312	$2,157	$3,469
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

Provision for Credit Losses

The provision for credit losses reflects our internal calculation and judgment of the appropriate amount of the allowance for credit losses. The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” has significantly changed the methodology of how we measure credit losses (see Note 1 to the consolidated financial statements in the Company’s 2024 Form 10-K for more information). We maintain the allowance for credit losses at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The allowance for credit losses is determined through detailed quarterly analyses of our loan portfolio. The allowance for credit losses is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates. Additional qualitative factors that are considered in determining the amount of the allowance for credit losses are concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

We recorded a provision for credit losses of $135,000 during the three months ended March 31, 2025 compared to a credit to the provision for credit losses of $140,000 during the three months ended March 31, 2024. The provision expense recorded during the three months ended March 31, 2025 was primarily due to the increase in general reserves allocated to our commercial real estate loans and additional provision expense recorded for our unfunded loan commitments, partially offset by the decrease in reserves allocated to our residential real estate loan portfolio and individually analyzed loans. Our ACL as a percentage of gross loans for the periods ended March 31, 2025, December 31, 2024 and March 31, 2024 was 0.59%, 0.59% and 0.58%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2025 was $5.5 million, a decrease of $112,000, or 2.0%, compared to $5.6 million for the three months ended March 31, 2024. The following table sets forth the major components of our noninterest income for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$500	$447	$53	11.9%
Other service charges, commissions and fees	1,596	1,612	(16)	(1.0)
Gain on sale of residential mortgage loans	399	222	177	79.7
Mortgage servicing income, net	618	229	389	169.9
Gain on sale of SBA loans	658	1,051	(393)	(37.4)
SBA servicing income, net	913	1,496	(583)	(39.0)
Other income	772	511	261	51.1
Total noninterest income	$5,456	$5,568	$(112)	(2.0)%

Service charges on deposit accounts increased $53,000, or 11.9%, to $500,000 for the three months ended March 31, 2025 compared to $447,000 for the same three months during 2024. This increase was primarily attributable to higher analysis fees and wire transfer fees.

Other service charges, commissions and fees decreased $16,000, or 1.0%, to $1.6 million for the three months ended March 31, 2025 compared to $1.6 million for the three months ended March 31, 2024. This slight decrease was mainly attributable to lower origination, underwriting and processing fees earned from our origination of residential mortgage loans as mortgage volume decreased during the three months ended March 31, 2025 compared to the same period in 2024. Mortgage loan originations totaled $91.1 million during the three months ended March 31, 2025 compared to $94.0 million during the same period in 2024.

Total gain on sale of loans was $1.1 million for the three months ended March 31, 2025 compared to $1.3 million for the same period in 2024, a decrease of $216,000, or 17.0%.

Gain on sale of residential mortgage loans totaled $399,000 for the three months ended March 31, 2025 as we sold $40.1 million in residential mortgage loans during this period with an average premium of 1.06%. Gain on sale of residential mortgage loans totaled $222,000 for the three months ended March 31, 2024 as we sold $21.9 million in residential mortgage loans during the period with an average premium of 1.06%.

Gain on sale of SBA loans totaled $658,000 for the three months ended March 31, 2025 compared to $1.1 million for the same period in 2024. We sold $16.6 million in SBA loans during the three months ended March 31, 2025 with average premiums of 5.97%. We sold $24.1 million in SBA loans during the three months ended March 31, 2024 with average premiums of 6.72%.

Mortgage loan servicing income, net of amortization, increased by $389,000, or 169.9%, to $618,000 during the three months ended March 31, 2025 compared to $229,000 for the same period in 2024. The change in mortgage loan servicing income was primarily due to a decrease in mortgage servicing amortization and an increase in capitalized mortgage servicing assets, partially offset by the decrease in mortgage servicing fees. Included in mortgage loan servicing income for the three months ended March 31, 2025 was $551,000 in mortgage servicing fees compared to $566,000 for the same period in 2024 and capitalized mortgage servicing assets of $310,000 for the three months ended March 31, 2025 compared to $136,000 for the same period in 2024. These amounts were offset by mortgage loan servicing asset amortization of $118,000 for the three months ended March 31, 2025 compared to $472,000 during the three months ended March 31, 2024. During the three months ended March 31, 2025, we recorded a fair value impairment of $42,000 on our mortgage servicing assets. During the three months ended March 31, 2024, we did not record a fair value impairment on our mortgage servicing assets. Our total residential mortgage loan servicing portfolio was $537.6 million at March 31, 2025 compared to $443.9 million at March 31, 2024.

SBA servicing income decreased by $583,000, or 39.0%, to $913,000 for the three months ended March 31, 2025 compared to $1.5 million for the three months ended March 31, 2024. Our total SBA and USDA loan servicing portfolio was $474.1 million as of March 31, 2025 compared to $516.4 million as of March 31, 2024. Included in SBA servicing income for the three months ended March 31, 2025 was $1.0 million in SBA servicing fees compared to $1.1 million for the same period in 2024. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended March 31, 2025, we recorded a $104,000 fair value charge to our SBA servicing rights compared to a $361,000 fair value increase to our SBA servicing rights during the three months ended March 31, 2024.

Other noninterest income increased by $261,000, or 51.1%, to $772,000 for the three months ended March 31, 2025 compared to $511,000 for the three months ended March 31, 2024. The increase was mainly due to increases in bank owned life insurance income and unrealized gains on our equity securities. The largest component of other noninterest income is the income on bank owned life insurance which totaled $615,000 for the three months ended March 31, 2025 compared to $535,000 for the three months ended March 31, 2024. Included in other noninterest income are fair value gains/losses on our equity securities, which totaled a $140,000 gain for the three months ended March 31, 2025 compared to a $47,000 loss for the same period in 2024.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2025 was $13.8 million compared to $12.4 million for the three months ended March 31, 2024, an increase of $1.4 million, or 11.6%. The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Dollars in thousands )	2025	2024	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$8,493	$7,370	$1,123	15.2%
Occupancy and equipment	1,417	1,354	63	4.7
Data processing	345	294	51	17.3
Advertising	167	172	(5)	(2.9)
Other expenses	3,377	3,171	206	6.5
Total noninterest expense	$13,799	$12,361	$1,438	11.6%

Salaries and employee benefits expense for the three months ended March 31, 2025 was $8.5 million compared to $7.4 million for the three months ended March 31, 2024, an increase of $1.1 million, or 15.2%. This increase was partially attributable to higher employee salaries and incentives, restricted stock expense and employee insurance.

Occupancy and equipment expense for the three months ended March 31, 2025 was $1.4 million, an increase of $63,000, or 4.7%, compared to the same period in 2024. This increase was primarily due to higher property taxes, rent expense, and depreciation expense.

Data processing expenses for the three months ended March 31, 2025 was $345,000 compared to $294,000 for the three months ended March 31, 2024, an increase of $51,000, or 17.3%. The increase was consistent with the continued growth of our loans and deposits.

Advertising expenses for the three months ended March 31, 2025 remained relatively flat compared to the same periods in 2024.

Other expenses for the three months ended March 31, 2025 were $3.4 million compared to $3.2 million for the three months ended March 31, 2024, an increase of $206,000, or 6.5%. This increase was partially due to higher security expense, audit expense and merger-related expenses, offset by lower FDIC insurance premiums and legal fees. Included in other expenses for the three months ended March 31, 2025 and 2024 were directors’ fees of approximately $167,000 and $163,000, respectively.

Income Tax Expense

Income tax expense for the three months ended March 31, 2025 and 2024 was $5.8 million for both periods. The Company’s effective tax rates were 26.2% and 28.4% for the three months ended March 31, 2025 and 2024, respectively.

Financial Condition

Total assets increased $65.7 million, or 1.8%, to $3.66 billion at March 31, 2025 as compared to $3.59 billion at December 31, 2024. The increase in total assets was primarily attributable to increases in cash and due from banks of $36.0 million, loans held for sale of $34.5 million, other assets of $14.9 million and equity securities of $8.1 million, partially offset by decreases in loans held for investment of $25.4 million and interest rate derivatives of $4.6 million.

Our investment securities portfolio made up 0.93% of our total assets at March 31, 2025 compared to 0.77% at December 31, 2024.

Loans

Gross loans held for investment decreased $25.2 million, or 0.8%, to $3.14 billion as of March 31, 2025 as compared to $3.17 billion as of December 31, 2024. Our loan decrease during the three months ended March 31, 2025 was comprised of an increase of $6.8 million, or 31.7%, in construction and development loans, an increase of $30.1 million, or 4.0%, in commercial real estate loans, a decrease of $6.7 million, or 8.6%, in commercial and industrial loans, a decrease of $55.2 million, or 2.4%, in residential real estate loans and a decrease of $193,000, or 74.2%, in consumer and other loans. We had loans held for sale of $34.5 million as of March 31, 2025 compared to no loans held for sale as of December 31, 2024.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$28,403	0.9%	$21,569	0.7%
Commercial real estate	792,149	25.2%	762,033	24.1%
Commercial and industrial	71,518	2.3%	78,220	2.5%
Residential real estate	2,248,028	71.6%	2,303,234	72.7%
Consumer and other	67	—%	260	—%
Gross loans	$3,140,165	100.0%	$3,165,316	100.0%
Less unearned income	(7,630)		(7,381)
Total loans held for investment	$3,132,535		$3,157,935

SBA and USDA Loan Servicing

As of March 31, 2025 and December 31, 2024, we serviced $474.1 million and $480.0 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $7.2 million and $7.3 million at March 31, 2025 and December 31, 2024, respectively. See Note 4 of our consolidated financial statements as of March 31, 2025, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three months ended March 31, 2025 and 2024.

Residential Mortgage Loan Servicing

As of March 31, 2025, we serviced $537.6 million in residential mortgage loans for others compared to $527.0 million as of December 31, 2024. We carried a servicing asset, net of amortization, of $1.5 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively. Amortization relating to the mortgage loan servicing asset was $118,000 for the three months ended March 31, 2025 compared to $472,000 for the same period in 2024. During the three months ended March 31, 2025, we recorded a fair value impairment of $42,000 on our mortgage servicing asset. During the three months ended March 31, 2024, we did not record a fair value impairment on our mortgage servicing asset. See Note 5 of our consolidated financial statements as of March 31, 2025, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three months ended March 31, 2025 and 2024.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the first quarter of 2025 as our nonperforming loans to total loans remained low at 0.54% as of March 31, 2025. Nonperforming loans were $16.8 million at March 31, 2025 compared to $18.0 million at December 31, 2024. The decrease from December 31, 2024 to March 31, 2025 was attributable to a $1.2 million decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2025 or the year ended December 31, 2024.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus foreclosed real estate. Nonaccrual loans at March 31, 2025 comprised of $2.5 million of commercial real estate loans, $394,000 of commercial and industrial loans and $13.9 million of residential real estate loans. Nonaccrual loans at December 31, 2024 comprised of $3.3 million of commercial real estate loans, $526,000 of commercial and industrial loans, and $14.2 million of residential real estate loans.

(Dollars in thousands)	March 31, 2025	December 31, 2024
Nonaccrual loans	$16,823	$18,010
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans	16,823	18,010
Foreclosed real estate	1,707	427
Total nonperforming assets	$18,530	$18,437
Nonperforming loans to gross loans	0.54%	0.57%
Nonperforming assets to total assets	0.51%	0.51%
Allowance for credit losses to nonperforming loans	110.52%	104.08%

Allowance for Credit Losses

The allowance for credit losses was $18.6 million at March 31, 2025 compared to $18.7 million at December 31, 2024, a decrease of $152,000, or 0.8%. The decrease was primarily due to the decrease in reserves allocated to our residential real estate loan portfolio and individually analyzed loans, as well as a $173,000 charge-off on one commercial and industrial loan during the three months ended March 31, 2025, partially offset by the increase in the general reserves allocated to our commercial real estate loan portfolio.

We maintain a reserve for credit losses that consists of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $282,000 as of March 31, 2025 compared to $310,000 as of March 31, 2024.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of March 31, 2025, included elsewhere in this Form 10-Q, and as of December 31, 2024 in the Company’s 2024 Form 10-K, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended March 31,
(Dollars in thousands )	2025	2024
Balance, beginning of period	$18,744	$18,112
CECL adoption (Day 1) impact	—	—
Charge-offs:
Construction and development	—	—
Commercial real estate	—	—
Commercial and industrial	173	—
Residential real estate	—	—
Consumer and other	—	—
Total charge-offs	173	—
Recoveries:
Construction and development	—	—
Commercial real estate	1	1
Commercial and industrial	3	3
Residential real estate	—	—
Consumer and other	—	—
Total recoveries	4	4
Net (recoveries)/charge-offs	169	(4)
Provision for loan losses	17	(134)
Balance, end of period	$18,592	$17,982
Total loans at end of period(1)	$3,140,165	$3,124,232
Average loans(1)	3,167,085	3,134,286
Net charge-offs to average loans	0.02%	(0.00)%
Allowance for credit losses to total loans	0.59%	0.58%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses expected in the loan portfolio as of March 31, 2025.

Deposits

Total deposits increased $232,000 to $2.74 billion at March 31, 2025 compared to $2.74 billion at December 31, 2024. The increase was due to a $44.5 million increase in money market accounts and a $3.7 million increase in noninterest-bearing deposits, offset by a $36.2 million decrease in time deposits, a $11.6 million decrease in interest-bearing demand deposits and a $239,000 decrease in savings account. As of March 31, 2025 and December 31, 2024, 19.7% and 19.6% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 80.3% and 80.4%, respectively, of interest-bearing deposit accounts.

As of March 31, 2025 and December 31, 2024, the Company had estimated uninsured deposits of $671.6 million and $666.4 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Uninsured deposits were 24.3% of total deposits at March 31, 2025, compared to 24.1% and 23.0% at December 31, 2024 and March 31, 2024, respectively. As of March 31, 2025, we had $1.26 billion of available borrowing capacity at the Federal Home Loan Bank ($648.6 million), Federal Reserve Discount Window ($561.0 million) and various other financial institutions (fed fund lines totaling $47.5 million).

We had $705.5 million of brokered deposits, or 25.8% of total deposits, at March 31, 2025 compared to $721.8 million, or 26.4% of total deposits, at December 31, 2024. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate. These swap agreements are designated as cash flow hedges. As of March 31, 2025, the total amount of deposits tied to the Federal Funds Effective Rate was $1.04 billion. See Note 8 of our consolidated financial statements as of March 31, 2025, included elsewhere in this Form 10-Q, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025		2024
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$519,125	—%	$522,300	—%
Interest-bearing demand deposits	144,387	2.66	146,892	2.41
Savings and money market deposits	357,462	3.63	328,894	3.90
Brokered money market deposits	662,361	1.91	760,308	3.44
Time deposits	1,006,677	4.31	1,001,792	4.63
Total interest-bearing deposits	2,170,887	3.36	2,237,886	3.97
Total deposits	$2,690,012	2.71	$2,760,186	3.22

The weighted average rates shown in the tables above are inclusive of the benefit received from the interest rate derivatives that hedge our deposit accounts tied to the Federal Funds Effective rate. During the three months ended March 31, 2025, we recorded a credit to interest expense of $4.3 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $4.1 million recorded during the three months ended March 31, 2024. These benefits resulted in a 79 basis points reduction to the total deposits weighted average rate for the three months ended March 31, 2025 compared to a 73 basis points basis points reduction for the three months ended March 31, 2024.

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At March 31, 2025 and December 31, 2024, we had available borrowing capacity from the FHLB of $648.6 million and $692.6 million, respectively. At March 31, 2025 and December 31, 2024, we had $425.0 million and $375.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at March 31, 2025 and December 31, 2024. We did not have any advances outstanding under these agreements as of March 31, 2025 and December 31, 2024. We also have access to the Federal Reserve’s discount window in the amount of $561.0 million and $551.6 million at March 31, 2025 and December 31, 2024, respectively. No discount window borrowings were outstanding as of March 31, 2025 and December 31, 2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of March 31, 2025 and December 31, 2024, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $61.0 million and $551.6 million at March 31, 2025 and December 31, 2024, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $691.2 million as of March 31, 2025, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of March 31, 2025 and December 31, 2024.

At March 31, 2025 and December 31, 2024, we had $425.0 million and $375.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $648.6 million and $692.6 million of additional borrowing availability with the FHLB as of March 31, 2025 and December 31, 2024, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2025 and December 31, 2024. As of December 31, 2024, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2024 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for "Well
			in Capital	Capitalized"
			Conservation	Depository
	March 31, 2025	December 31, 2024	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	20.09%	20.05%	10.50%	N/A
Bank	19.97%	19.93%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	19.23%	19.17%	8.50%	N/A
Bank	19.11%	19.04%	8.50	8.00%
CET1 capital (to risk-weighted assets)
Consolidated	19.23%	19.17%	7.00%	N/A
Bank	19.11%	19.04%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	11.76%	11.57%	4.00%	N/A
Bank	11.69%	11.49%	4.00	5.00%

Dividends

On April 16, 2025, the Company declared a cash dividend of $0.23 per share, payable on May 9, 2025, to common shareholders of record as of April 30, 2025. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of March 31, 2025, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of March 31, 2025 and December 31, 2024.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2025 and December 31, 2024 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
March 31, 2025	1.80%	(1.50)%	(6.60)%	0.60%
December 31, 2024	(0.20)%	(1.30)%	(7.00)%	2.50%

We also model the impact of rate changes on our Economic Value of Equity, or EVE. We base the modeling of EVE based on interest rate shocks as shocks are considered more appropriate for EVE, which accelerates future interest rate risk into current capital via a present value calculation of all future cashflows from the bank’s existing inventory of assets and liabilities. Our simulation  model incorporates interest rate shocks of +/- 100, 200, 300, and 400 basis points. The results of the model are presented in the table below:

	Economic Value of Equity Sensitivity
(Shock in basis points)	+400	+300	+200	+100	-100	-200	-300	-400
March 31, 2025	(22.20)%	(16.10)%	(10.20)%	(4.50)%	3.40%	5.40%	3.60%	(1.20)%
December 31, 2024	(26.30)%	(19.40)%	(12.50)%	(5.80)%	4.30%	7.10%	6.20%	4.30%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2024 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2024 Form 10-K.

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

The following table summarizes the repurchases of our common shares for the three months ended March 31, 2025.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
January 1, 2025 to January 31, 2025	—	$—	—	925,250
February 1, 2025 to February 28, 2025	—	—	—	925,250
March 1, 2025 to March 31, 2025	—	—	—	925,250
Total	—	$—	—	925,250

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the first quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
2.1

Agreement and Plan of Reorganization, by and among MetroCity Bankshares, Inc., Metro City Bank, First IC Corporation, and First IC Bank, dated as of March 16, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed March 17, 2025)

3.1

Restated Articles of Incorporation of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625)

3.2	Amended and Restated Bylaws of MetroCity Bankshares, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625)
10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2025)
10.2	Form of Director Support Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 17, 2025)
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page has been formatted in Inline XBRL and contained within the Inline XBRL Instance Document in Exhibit 101

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: May 8, 2025	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: May 8, 2025	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer