Form 10-Q
period 2025-06-30
MetroCity Bankshares, Inc.
filed 2025-08-08
CIK 1747068

3

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 25,537,746 shares of common stock, par value $0.01 per share, issued and outstanding.

123

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

June 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Cash and due from banks	$273,596	$236,338
Federal funds sold	12,415	13,537
Cash and cash equivalents	286,011	249,875
Equity securities	18,481	10,300
Securities available for sale	15,030	17,391
Loans held for sale	4,988	—
Loans, less allowance for credit losses of $18,748 and $18,744, respectively	3,102,786	3,139,191
Accrued interest receivable	16,528	15,858
Federal Home Loan Bank stock	22,693	20,251
Premises and equipment, net	17,872	18,276
Operating lease right-of-use asset	8,197	7,850
Foreclosed real estate, net	744	427
SBA and USDA servicing asset	6,823	7,274
Mortgage servicing asset, net	1,676	1,409
Bank owned life insurance	74,520	73,285
Interest rate derivatives	12,656	21,790
Other assets	26,683	10,868
Total assets	$3,615,688	$3,594,045

Liabilities:
Deposits:
Non-interest-bearing demand	$548,906	$536,276
Interest-bearing	2,140,587	2,200,522
Total deposits	2,689,493	2,736,798

Federal Home Loan Bank advances	425,000	375,000
Operating lease liability	8,222	7,940
Accrued interest payable	3,438	3,498
Other liabilities	53,435	49,456
Total liabilities	$3,179,588	$3,172,692

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,537,746 and 25,402,782 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	255	254
Additional paid-in capital	50,212	49,216
Retained earnings	380,046	358,704
Accumulated other comprehensive income	5,587	13,179
Total shareholders' equity	436,100	421,353
Total liabilities and shareholders' equity	$3,615,688	$3,594,045

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$50,936	$50,527	$101,189	$100,644
Other investment income	2,970	3,547	5,096	5,758
Federal funds sold	143	34	283	64
Total interest income	54,049	54,108	106,568	106,466

Interest expense:
Deposits	17,496	19,735	35,473	41,840
FHLB advances and other borrowings	4,375	3,661	8,363	6,829
Total interest expense	21,871	23,396	43,836	48,669

Net interest income	32,178	30,712	62,732	57,797

Provision for credit losses:
Provision for loan losses	216	(105)	233	(239)
Provision for unfunded commitments	(87)	(23)	31	(29)
Provision for credit losses	129	(128)	264	(268)

Net interest income after provision for credit losses	32,049	30,840	62,468	58,065

Noninterest income:
Service charges on deposit accounts	505	532	1,005	979
Other service charges, commissions and fees	1,620	1,573	3,216	3,185
Gain on sale of residential mortgage loans	579	1,177	978	1,399
Mortgage servicing income, net	781	1,107	1,399	1,336
Gain on sale of SBA loans	643	—	1,301	1,051
SBA servicing income, net	642	560	1,555	2,056
Other income	963	610	1,735	1,121
Total noninterest income	5,733	5,559	11,189	11,127

Noninterest expense:
Salaries and employee benefits	8,554	8,048	17,047	15,418
Occupancy and equipment	1,380	1,334	2,797	2,688
Data processing	329	353	674	647
Advertising	149	157	316	329
Other expenses	3,701	3,140	7,078	6,311
Total noninterest expense	14,113	13,032	27,912	25,393

Income before provision for income taxes	23,669	23,367	45,745	43,799
Provision for income taxes	6,843	6,430	12,622	12,232
Net income available to common shareholders	$16,826	$16,937	$33,123	$31,567

Earnings per share:
Basic	$0.66	$0.67	$1.30	$1.25
Diluted	$0.65	$0.66	$1.29	$1.24

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Net income	$16,826	$16,937	$33,123	$31,567

Other comprehensive (loss) gain:

Unrealized holding (losses) gains on securities available for sale	(268)	16	(226)	(270)
Net changes in fair value of cash flow hedges	(4,417)	(2,454)	(10,052)	4,953
Tax effect	1,312	673	2,686	(1,311)

Other comprehensive (loss) gain	(3,373)	(1,765)	(7,592)	3,372

Comprehensive income	$13,453	$15,172	$25,531	$34,939

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, April 1, 2025	25,402,782	$254	$49,645	$369,110	$8,960	$427,969
Net income	—	—	—	16,826	—	16,826
Stock based compensation expense	—	—	599	—	—	599
Vesting of restricted stock	136,238	1	(1)	—	—	—
Repurchase of common stock	(1,274)	—	(31)	—	—	(31)
Other comprehensive loss	—	—	—	—	(3,373)	(3,373)
Dividends declared on common stock ($0.23 per share)	—	—	—	(5,890)	—	(5,890)
Balance, June 30, 2025	25,537,746	$255	$50,212	$380,046	$5,587	$436,100

Balance, April 1, 2024	25,205,506	$252	$46,105	$324,900	$25,347	$396,604
Net income	—	—	—	16,937	—	16,937
Stock based compensation expense	—	—	550	—	—	550
Vesting of restricted stock	126,820	1	(1)	—	—	—
Repurchase of common stock	(410)	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	—	(1,765)	(1,765)
Dividends declared on common stock ($0.20 per share)	—	—	—	(5,088)	—	(5,088)
Balance, June 30, 2024	25,331,916	$253	$46,644	$336,749	$23,582	$407,228

Six Months Ended:
Balance, January 1, 2025	25,402,782	$254	$49,216	$358,704	$13,179	$421,353
Net income	—	—	—	33,123	—	33,123
Stock based compensation expense	—	—	1,028	—	—	1,028
Vesting of restricted stock	136,238	1	(1)	—	—	—
Repurchase of common stock	(1,274)	—	(31)	—	—	(31)
Other comprehensive loss	—	—	—	—	(7,592)	(7,592)
Dividends declared on common stock ($0.46 per share)	—	—	—	(11,781)	—	(11,781)
Balance, June 30, 2025	25,537,746	$255	$50,212	$380,046	$5,587	$436,100

Balance, January 1, 2024	25,205,506	$252	$45,699	$315,356	$20,210	$381,517
Net income	—	—	—	31,567	—	31,567
Stock based compensation expense	—	—	956	—	—	956
Vesting of restricted stock	126,820	1	(1)	—	—	—
Repurchase of common stock	(410)	—	(10)	—	—	(10)
Other comprehensive income	—	—	—	—	3,372	3,372
Dividends declared on common stock ($0.40 per share)	—	—	—	(10,174)	—	(10,174)
Balance, June 30, 2024	25,331,916	$253	$46,644	$336,749	$23,582	$407,228

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flow from operating activities:
Net income	$33,123	$31,567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,682	1,474
Provision for credit losses	264	(268)
Stock based compensation expense	1,028	956
Unrealized (gains) losses recognized on equity securities	(181)	59
Gain on sale of foreclosed real estate	(28)	—
Write-down of foreclosed real estate	—	14
Gain on sale of residential real estate loans	(978)	(1,177)
Origination of SBA loans held for sale	(28,861)	(24,631)
Proceeds from sales of SBA loans held for sale	33,600	25,682
Gain on sale of SBA loans	(1,301)	(1,051)
Increase in cash value of bank owned life insurance	(1,235)	(1,104)
Increase in accrued interest receivable	(670)	(161)
Decrease in SBA and USDA servicing rights	451	143
Increase in mortgage servicing rights	(267)	(181)
Increase in state tax credits	(11,455)	—
(Increase) decrease in other assets	(1,674)	2,073
Decrease in accrued interest payable	(60)	(651)
Increase in other liabilities	2,924	22,976
Net cash flow provided by operating activities	26,362	55,720

Cash flow from investing activities:
Purchases of equity securities	(8,000)	—
Proceeds from maturities, calls or paydowns of securities available for sale	2,106	366
Purchase of Federal Home Loan Bank stock	(2,442)	(2,405)
Proceeds from sales of residential real estate loans	95,338	134,696
Increase in loans, net	(68,638)	(59,558)
Purchases of premises and equipment	(188)	(597)
Proceeds from sales of foreclosed real estate owned	1,735	—
Net cash flow used in investing activities	19,911	72,502

Cash flow from financing activities:
Dividends paid on common stock	(11,685)	(10,082)
Repurchases of common stock	(31)	(10)
(Decrease) Increase in deposits, net	(47,305)	14,924
Premiums paid for interest rate caps	(1,116)	—
Proceeds from Federal Home Loan Bank advances	100,000	450,000
Repayments of Federal Home Loan Bank advances	(50,000)	(400,000)
Net cash flow provided by financing activities	(10,137)	54,832

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024

Net change in cash and cash equivalents	36,136	183,054
Cash and cash equivalents at beginning of period	249,875	144,805

Cash and cash equivalents at end of period	$286,011	$327,859

Supplemental schedule of noncash investing and financing activities:

Transfer of loans held for investment to loans held for sale	$102,786	$111,252

Transfer of loan principal to foreclosed real estate, net of write-downs	$2,024	$—

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$43,896	$49,350

Income taxes	$12,460	$9,662

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025

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

Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Company’s 2024 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first six months of 2025 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Operating Segments

Our Chief Executive Officer is our designated chief operating decision maker. While the chief operating decision maker monitors the revenue streams of the various products and services, our operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one segment as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

The chief operating decision maker uses income before income taxes as the measure of segment profit or loss to assess the performance of and allocate resources to the Company’s one reportable operating segment. Interest income and noninterest income generated from our residential real estate and SBA loans provide the primary revenue in the operating segment. Interest expense, provision for credit losses, salaries, commissions and employee benefits, as well as occupancy and equipment expenses, provide the significant expenses in the operating segment. These figures are regularly provided to the chief operating decision maker and are monitored through budget-to-actual variance review

The Company has evaluated the Accounting Standards Updates issued during 2025 to date but does not expect those updates to have a material impact on the Company’s consolidated financial statements.

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30, 2025
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$2,534	$—	$—	$2,534
States and political subdivisions	7,997	—	(1,777)	6,220
Mortgage-backed GSE residential	8,009	—	(1,733)	6,276
Total	$18,540	$—	$(3,510)	$15,030

	December 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,467	$—	$—	$4,467
States and political subdivisions	8,022	—	(1,485)	6,537
Mortgage-backed GSE residential	8,186	—	(1,799)	6,387
Total	$20,675	$—	$(3,284)	$17,391

The amortized costs and estimated fair values of investment securities available for sale at June 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	3,773	3,762
Due after five years but less than ten years	—	—
Due in more than ten years	6,758	4,992
Mortgage-backed GSE residential	8,009	6,276
Total	$18,540	$15,030

Accrued interest receivable for securities available for sale totaled $165,000 and $113,000 as of June 30, 2025 and December 31, 2024, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of June 30, 2025 and December 31, 2024, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $12.5 million and $12.9 million, respectively. There were no securities sold during the three and six months ended June 30, 2025 and 2024.

Information pertaining to securities with gross unrealized losses at June 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	June 30, 2025
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,777	$6,220
Mortgage-backed GSE residential	—	—	1,733	6,276
Total	$—	$—	$3,510	$12,496

	December 31, 2024
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,485	$6,537
Mortgage-backed GSE residential	—	—	1,799	6,387
Total	$—	$—	$3,284	$12,924

At June 30, 2025, the twenty securities available for sale (11 municipal securities and 9 mortgage-backed securities) with an unrealized loss have depreciated 21.93% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of June 30, 2025 represent a credit loss impairment.  As of June 30, 2025, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of June 30, 2025 and December 31, 2024, the Company had equity securities with carrying values totaling $18.5 million and $10.3 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended June 30, 2025 and 2024, we recognized an unrealized gain of $41,000 and an unrealized loss of $12,000, respectively, in net income on our equity securities. During the six months ended June 30, 2025 and 2024, we recognized an unrealized gain of $181,000 and an unrealized loss of $59,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in “Other Income” on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Construction and development	$30,149	$21,569
Commercial real estate	803,384	762,033
Commercial and industrial	73,832	78,220
Residential real estate	2,221,316	2,303,234
Consumer and other	200	260
Total loans receivable	3,128,881	3,165,316
Unearned income	(7,347)	(7,381)
Allowance for credit losses	(18,748)	(18,744)
Loans, net	$3,102,786	$3,139,191

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of June 30, 2025 and December 31, 2024, accrued interest receivable for loans totaled $16.4 million and $15.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Allowance for Credit Losses

A summary of changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$44	$7,542	$1,202	$9,803	$1	$18,592
Charge-offs	—	(62)	—	—	—	(62)
Recoveries	—	—	2	—	—	2
Provision for loan losses	3	122	199	(109)	1	216
Ending balance	$47	$7,602	$1,403	$9,694	$2	$18,748

	Three Months Ended June 30, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$89	$6,905	$733	$10,253	$2	$17,982
Charge-offs	—	—	—	—	—	—
Recoveries	—	82	1	—	—	83
Provision for loan losses	(64)	31	(36)	(36)	—	(105)
Ending balance	$25	$7,018	$698	$10,217	$2	$17,960

	Six Months Ended June 30, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$31	$7,265	$1,380	$10,066	$2	$18,744
Charge-offs	—	(62)	(173)	—	—	(235)
Recoveries	—	1	5	—	—	6
Provision for loan losses	16	398	191	(372)	—	233
Ending balance	$47	$7,602	$1,403	$9,694	$2	$18,748

	Six Months Ended June 30, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$46	$6,876	$588	$10,597	$5	$18,112
Charge-offs	—	—	—	—	—	—
Recoveries	—	83	4	—	—	87
Provision for loan losses	(21)	59	106	(380)	(3)	(239)
Ending balance	$25	$7,018	$698	$10,217	$2	$17,960

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $195,000, $165,000 and $287,000 as of June 30, 2025, December 31, 2024 and June 30, 2024, respectively, and is included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value, less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value, less selling costs, at the time of foreclosure. As of June 30, 2025, there were $11.4 million, $1.8 million and $232,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. As of December 31, 2024, there were $14.2 million, $4.3 million and $569,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of June 30, 2025 and December 31, 2024 was $487,000 and $748,000, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of June 30, 2025 and December 31, 2024:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
June 30, 2025	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$29,104	$182	$—	$—	$182	$—	$29,286
Commercial real estate	791,567	—	6,489	—	6,489	2,072	800,128
Commercial and industrial	72,469	—	1	—	1	970	73,440
Residential real estate	2,202,681	—	4,393	—	4,393	11,406	2,218,480
Consumer and other	200	—	—	—	—	—	200
Total	$3,096,021	$182	$10,883	$—	$11,065	$14,448	$3,121,534

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2024	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$21,390	$—	$—	$—	$—	$—	$21,390
Commercial real estate	752,686	1,705	1,257	—	2,962	3,316	758,964
Commercial and industrial	77,310	—	82	—	82	526	77,918
Residential real estate	2,271,175	10,777	3,283	—	14,060	14,168	2,299,403
Consumer and other	260	—	—	—	—	—	260
Total	$3,122,821	$12,482	$4,622	$—	$17,104	$18,010	$3,157,935

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of June 30, 2025 and December 31, 2024:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
June 30, 2025	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	2,072	—	2,072
Commercial and industrial	725	245	970
Residential real estate	—	11,406	11,406
Total	$2,797	$11,651	$14,448

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2024	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	1,738	1,578	3,316
Commercial and industrial	329	197	526
Residential real estate	—	14,168	14,168
Total	$2,067	$15,943	$18,010

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

The following tables present the loan portfolio's amortized cost by loan type, risk rating and year of origination as of June 30, 2025 and December 31, 2024. There were no loans with a risk rating of Doubtful or Loss at June 30, 2025 and December 31, 2024.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
June 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total Loans
Construction and development
Pass	$442	$22,644	$620	$4,258	$182	$1,140	$—	$29,286
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$442	$22,644	$620	$4,258	$182	$1,140	$—	$29,286
Commercial real estate
Pass	$91,598	$118,671	$141,438	$193,535	$78,261	$147,774	$474	$771,751
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	445	4,666	13,624	9,642	—	28,377
Total commercial real estate	$91,598	$118,671	$141,883	$198,201	$91,885	$157,416	$474	$800,128

Commercial real estate:
Current period gross write offs	$—	$—	$—	$—	$—	$62	$—	$62

Commercial and industrial
Pass	$6,112	$6,182	$15,518	$9,900	$3,362	$4,533	$26,176	$71,783
Special Mention	—	—	—	—	—	537	—	537
Substandard	—	—	—	193	228	699	—	1,120
Total commercial and industrial	$6,112	$6,182	$15,518	$10,093	$3,590	$5,769	$26,176	$73,440

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$173	$—	$—	$173

Residential real estate
Pass	$180,766	$259,040	$132,520	$575,450	$703,743	$353,524	$—	$2,205,043
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	414	1,453	2,541	1,954	7,075	—	13,437
Total residential real estate	$180,766	$259,454	$133,973	$577,991	$705,697	$360,599	$—	$2,218,480
Consumer and other
Pass	$200	$—	$—	$—	$—	$—	$—	$200
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$200	$—	$—	$—	$—	$—	$—	$200

Total loans	$279,118	$406,951	$291,994	$790,543	$801,354	$524,924	$26,650	$3,121,534

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total Loans
Construction and development
Pass	$16,069	$620	$2,814	$183	$1,156	$—	$—	$20,842
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	548	—	—	—	548
Total construction and development	$16,069	$620	$2,814	$731	$1,156	$—	$—	$21,390
Commercial real estate
Pass	$124,106	$149,105	$196,578	$84,817	$71,425	$103,393	$380	$729,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	450	4,678	12,282	4,467	7,283	—	29,160
Total commercial real estate	$124,106	$149,555	$201,256	$97,099	$75,892	$110,676	$380	$758,964
Commercial and industrial
Pass	$5,938	$16,277	$10,660	$3,646	$1,954	$2,908	$34,167	$75,550
Special Mention	—	—	—	—	—	1,133	—	1,133
Substandard	—	—	193	405	349	288	—	1,235
Total commercial and industrial	$5,938	$16,277	$10,853	$4,051	$2,303	$4,329	$34,167	$77,918

Commercial and industrial:
Current period gross write offs	$—	$—	$64	$—	$—	$66	$—	$130

Residential real estate
Pass	$337,878	$167,059	$635,481	$743,553	$245,418	$152,943	$—	$2,282,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	415	1,638	2,047	2,910	1,529	8,532	—	17,071
Total residential real estate	$338,293	$168,697	$637,528	$746,463	$246,947	$161,475	$—	$2,299,403
Consumer and other
Pass	$260	$—	$—	$—	$—	$—	$—	$260
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$260	$—	$—	$—	$—	$—	$—	$260

Total loans	$484,666	$335,149	$852,451	$848,344	$326,298	$276,480	$34,547	$3,157,935

During the three and six months ended June 30, 2025, one construction and development revolving loan totaling $2.0 million was converted to a commercial real estate term loan. During the year ended December 31, 2024, four construction and development revolving loans totaling $16.2 million were converted to commercial real estate term loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, payment deferrals, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During the six months ended June 30, 2025, there was one commercial real estate loan modification totaling $12.2 million made to a borrower experiencing financial difficulty. The borrower of this loan modification was granted P&I payment deferrals totaling $324,000 so no payments were required to be made during the deferral period, which ended in May 2025. No loan modifications were made to borrowers experiencing financial difficulty during the three months ended June 30, 2025 and the three and six months ended June 30, 2024.

No loan modifications previously made to borrowers experiencing financial difficulty defaulted during the three and six months ended June 30, 2025 and 2024. No charge-offs of previously modified loans were recorded during the three and six months ended June 30, 2025 and 2024.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of June 30, 2025 and December 31, 2024, the unpaid principal balances of serviced loans totaled $480.9 million and $479.7 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning of period	$7,167	$7,611	$7,274	$7,251
Change in fair value	(344)	(503)	(451)	(143)
End of period, fair value	$6,823	$7,108	$6,823	$7,108

Fair value at June 30, 2025 and December 31, 2024 was determined using discount rates ranging from 8.19% to 13.18% and 5.22% to 10.78%, respectively, and prepayment speeds ranging from 6.27% to 21.61% and 9.82% to 21.47%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at June 30, 2025 and December 31, 2024 was $559.1 million and $527.0 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mortgage loan servicing rights:	2025	2024	2025	2024
Beginning of period	$1,476	$937	$1,409	$1,273
Additions	309	786	537	923
Amortization expense	(137)	(269)	(255)	(742)
Valuation allowance	28	—	(15)	—
End of period, carrying value	$1,676	$1,454	$1,676	$1,454

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Valuation allowance:	2025	2024	2025	2024
Beginning balance	$63	$—	$20	$—
Additions expensed	—	—	43	—
Reductions credited to operations	(28)	—	(28)	—
Direct write-downs	—	—	—	—
Ending balance	$35	$—	$35	$—

 The fair value of servicing rights was $6.5 million and $6.8 million at June 30, 2025 and December 31, 2024, respectively. Fair value at June 30, 2025 was determined by using a discount rate of 13.11%, prepayment speeds of 18.27%, and a weighted average default rate of 1.44%. Fair value at December 31, 2024 was determined by using a discount rate of 13.07%, prepayment speeds of 16.82%, and a weighted average default rate of 1.52%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at June 30, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Convertible advance maturing December 4, 2026; fixed rate of 3.739%	$50,000	$—
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	25,000
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	25,000
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	50,000
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	100,000
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	50,000
Convertible advance maturing May 14, 2027; fixed rate of 4.100%	75,000	75,000
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	50,000
Total FHLB advances	$425,000	$375,000

The FHLB advances outstanding at June 30, 2025 all have a conversion feature that allows the FHLB to call the advances every three months. At June 30, 2025 and December 31, 2024, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.09 billion for both periods. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.21 billion and $2.27 billion at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, the Company had unsecured federal funds lines available with correspondent banks of approximately $47.5 million. There were no advances outstanding on these lines at June 30, 2025.

At June 30, 2025 and December 31, 2024, the Company had Federal Reserve Discount Window funds available of approximately $593.5 million and $539.3 million, respectively. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $690.0 million and $667.6 million as of June 30, 2025 and December 31, 2024, respectively, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of June 30, 2025.

NOTE 7 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through December 2034. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (“ROU”) asset and lease liability. None of our leases include options to terminate the lease and none have initial terms of 12 months or less (i.e. short-term leases). Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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

The components of lease cost for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$536	$537	$1,105	$1,094
Variable lease cost	53	49	107	98
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$589	$586	$1,212	$1,192

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
June 30, 2026	$2,133
June 30, 2027	1,870
June 30, 2028	1,610
June 30, 2029	1,118
June 30, 2030	773
After June 30, 2030	1,662
Total lease payments	9,166
Less: interest discount	(944)
Present value of lease liabilities	$8,222

Supplemental Lease Information	June 30, 2025
Weighted-average remaining lease term (years)	5.9
Weighted-average discount rate	3.80%

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,102	$1,050
Operating cash flows from operating leases (lease liability reduction)	$951	$908
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$1,233	$—

NOTE 8 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements began in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $11.5 million and $20.4 million and an unrealized loss of $146,000 and $243,000 at June 30, 2025 and December 31, 2024, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During January 2025, the Company entered into three interest rate cap agreements with notional amounts totaling $200.0 million, all with a cap rate of 4.50%. One of these interest rate caps is a two-year spot cap where cash settlements began in February 2025. The other two interest rate caps are forward starting two-year term caps where cash settlements began in June 2025 or July 2025. During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million at a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The aggregate fair value of the interest rate caps, inclusive of unamortized interest rate cap premiums, amounted to an unrealized gain of $1.2 million and $1.4 million and an unrealized loss of $74,000 and $0 at June 30, 2025 and December 31, 2024, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At June 30, 2025, there were no cash deposits pledged as collateral by the Company. At June 30, 2025, the Company had $13.3 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2025	December 31, 2024
Notional amounts	$700,000	$800,000
Weighted-average pay rate	2.20%	2.28%
Weighted-average receive rate	4.33%	5.15%
Weighted-average maturity	4.3 years	4.2 years
Weighted-average remaining maturity	1.0 years	1.4 years
Net interest income	$8,134	$20,863

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2025	December 31, 2024
Notional amounts	$250,000	$50,000
Rate cap premiums	1,167	226
Weighted-average cap rate	4.10%	2.50%
Weighted-average maturity	2.8 years	5.0 years
Weighted-average remaining maturity	1.7 years	1.8 years
Net interest income	$285	$1,219

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of June 30, 2025 and December 31, 2024 include:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$93,907	$47,369
Standby letters of credit	$6,846	$5,782

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $93.9 million of unused lines of credit and $6.8 million for standby letters of credit as of June 30, 2025. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of June 30, 2025 and December 31, 2024 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	June 30, 2025
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$2,534	$—	$—	$2,534
States and political subdivisions	6,220	—	6,220	—
Mortgage-backed GSE residential	6,276	—	6,276	—
Total securities available for sale	15,030	—	12,496	2,534

Equity securities	18,481	18,481	—	—
SBA and USDA servicing asset	6,823	—	—	6,823
Interest rate derivatives	12,656	—	12,656	—
	$52,990	$18,481	$25,152	$9,357
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,408	$—	$—	$1,408	$75

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$220	$—	$220	$—

	December 31, 2024
							Total Gains
(Dollars in thousands)	Total	Level 1		Level 2		Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,467		$—		$—	$4,467
States and political subdivisions	6,537		—		6,537	—
Mortgage-backed GSE residential	6,387		—		6,387	—
Total securities available for sale	17,391		—		12,924	4,467

Equity securities	10,300		10,300		—	—
SBA and USDA servicing asset	7,274		—		—	7,274
Interest rate derivatives	21,790		—		21,790	—
	$56,755		$10,300		$34,714	$11,741
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,505	$		$		$1,505	$11
Foreclosed real estate, net	427		—		—	427	(278)
	$1,932		$—		$—	$1,932	$(267)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$243		$—		$243	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2025 and 2024:

	Obligations of	SBA and USDA
(Dollars in thousands)	U.S. Government	Servicing
Three Months Ended:	Entities and Agencies	Asset	Liabilities
Fair value, April 1, 2025	$2,563	$7,167	$—
Total losses included in income	—	(344)	—
Settlements	—	—	—
Prepayments/paydowns	(29)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, June 30, 2025	$2,534	$6,823	$—

Fair value, April 1, 2024	$4,595	$7,611	$—
Total losses included in income	—	(503)	—
Settlements	—	—	—
Prepayments/paydowns	(41)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, June 30, 2024	$4,554	$7,108	$—

Six Months Ended:
Fair value, January 1, 2025	$4,467	$7,274	$—
Total losses included in income	—	(451)	—
Settlements	—	—	—
Prepayments/paydowns	(1,933)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, June 30, 2025	$2,534	$6,823	$—

Fair value, January 1, 2024	$4,637	$7,251	$—
Total losses included in income	—	(143)	—
Settlements	—	—	—
Prepayments/paydowns	(83)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, June 30, 2024	$4,554	$7,108	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at June 30, 2025 and December 31, 2024:

	Valuation	Unobservable	General
	Technique	Input	Range
June 30, 2025:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	6.27%-21.61%
		Discount rate	8.19%-13.18%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2024:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	9.82%-21.47%
		Discount rate	5.22%-10.78%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024 are as follows:

	Carrying	Estimated Fair Value at June 30, 2025
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$286,011	$—	$286,011	$—	$286,011
Investment securities	33,511	18,481	12,496	2,534	33,511
FHLB stock	22,693	—	—	—	N/A
Loans held for sale	4,988	—	4,988	—	4,988
Loans, net	3,102,786	—	—	3,027,699	3,027,699
Accrued interest receivable	16,528	—	95	16,433	16,528
SBA and USDA servicing asset	6,823	—	—	6,823	6,823
Mortgage servicing asset	1,676	—	—	6,463	6,463
Interest rate derivatives	12,656	—	12,656	—	12,656
Financial Liabilities:
Deposits	2,689,493	—	2,688,148	—	2,688,148
Federal Home Loan Bank advances	425,000	—	428,570	—	428,570
Accrued interest payable	3,438	—	3,438	—	3,438
Interest rate derivatives	220	—	220	—	220

	Carrying	Estimated Fair Value at December 31, 2024
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$249,875	$—	$249,875	$—	$249,875
Investment securities	27,691	10,300	12,924	4,467	27,691
FHLB stock	20,251	—	—	—	N/A
Loans held for sale	—	—	—	—	—
Loans, net	3,139,191	—	—	3,043,446	3,043,446
Accrued interest receivable	15,858	—	99	15,759	15,858
SBA and USDA servicing asset	7,274	—	—	7,274	7,274
Mortgage servicing asset	1,409	—	—	6,760	6,760
Interest rate derivatives	21,790	—	21,790	—	21,790
Financial Liabilities:
Deposits	2,736,798	—	2,735,977	—	2,735,977
Federal Home Loan Bank advances	375,000	—	376,950	—	376,950
Accrued interest payable	3,498	—	3,498	—	3,498
Interest rate derivatives	243	—	243	—	243

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of June 30, 2025 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2025 and December 31, 2024.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of June 30, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$449,456	20.78%	227,055	10.5%	N/A	N/A
Bank	446,885	20.67%	227,050	10.5	216,238	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	430,513	19.91%	183,806	8.5%	N/A	N/A
Bank	427,942	19.79%	183,802	8.5	172,990	8.0%
Common Tier 1 (CET1)
Consolidated	430,513	19.91%	151,370	7.0%	N/A	N/A
Bank	427,942	19.79%	151,366	7.0	140,555	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	430,513	11.91%	144,557	4.0%	N/A	N/A
Bank	427,942	11.84%	144,537	4.0	180,671	5.0%

As of December 31, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$427,083	20.05%	223,622	10.5%	N/A	N/A
Bank	424,383	19.93%	223,616	10.5	212,968	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	408,174	19.17%	181,027	8.5%	N/A	N/A
Bank	405,474	19.04%	181,023	8.5	170,374	8.0%
Common Tier 1 (CET1)
Consolidated	408,174	19.17%	149,081	7.0%	N/A	N/A
Bank	405,474	19.04%	149,077	7.0	138,429	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	408,174	11.57%	141,149	4.0%	N/A	N/A
Bank	405,474	11.49%	141,127	4.0	176,409	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At June 30, 2025, 240,000 stock options had been granted and 985,783 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2025 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2025	169,134	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2025	169,134	$12.70

The Company recognized no compensation expense for stock options during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the six months ended June 30, 2025 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2025	207,865	$20.20
Granted	106,882	27.94
Vested	(136,238)	21.31
Forfeited	—	—
Nonvested at June 30, 2025	178,509	$23.99

During the three months ended June 30, 2025 and 2024, the Company recognized compensation expense for restricted stock of $599,000 and $550,000, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized compensation expense for restricted stock of $1.0 million and $956,000, respectively. As of June 30, 2025 and December 31, 2024, there was $4.3 million and $2.9 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of June 30, 2025, the cost is expected to be recognized over a weighted-average period of  2.4 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Basic earnings per share
Net Income	$16,826	$16,937	$33,123	$31,567

Weighted average common shares outstanding	25,445,024	25,245,842	25,424,020	25,225,674

Basic earnings per common share	$0.66	$0.67	$1.30	$1.25

Diluted earnings per share
Net Income	$16,826	$16,937	$33,123	$31,567

Weighted average common shares outstanding for basic earnings per common share	25,445,024	25,245,842	25,424,020	25,225,674
Add: Dilutive effects of restricted stock and options	270,182	322,691	273,163	321,497

Average shares and dilutive potential common shares	25,715,206	25,568,533	25,697,183	25,547,171

Diluted earnings per common share	$0.65	$0.66	$1.29	$1.24

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and six months ended June 30, 2025 and 2024.

NOTE 14 – BUSINESS COMBINATION

First IC Corporation

On March 16, 2025, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with First IC Corporation, a Georgia corporation (“First IC”), and First IC Bank, a Georgia-state chartered bank and the wholly-owned subsidiary of First IC (“First IC Bank”), whereby First IC will be merged with and into the Company and First IC Bank will be merged with and into the Bank. Each share of First IC common stock will, at the effective time of the transaction, be converted into the right to receive the pro-rata share of (1) $111,965,213 in cash and (2) 3,384,588 shares of Company common stock, each as may be adjusted in accordance with the terms of the Reorganization Agreement. At June 30, 2025, First IC had approximately $1.3 billion in total assets, $1,1 billion in total loans and $949.0 million in total deposits. The pro forma company is projected to have approximately $4.8 billion in total assets, $3.7 billion in total deposits and $4.1 billion in total loans.

On July 15, 2025, the Company and the Bank announced their receipt of all required regulatory approvals and non-objections to complete the transactions contemplated by the Reorganization Agreement. In addition, on July 15, 2025, First IC’s shareholders voted to approve the Reorganization Agreement and the transactions contemplated thereby, including the merger.

The merger is expected to be completed early in the fourth quarter of 2025, and remains subject to the satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2024 through June 30, 2025 and on our results of operations for the three and six months ended June 30, 2025 and 2024. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

Pending Acquisition of First IC Corporation and First IC Bank

On March 16, 2025, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with First IC Corporation, a Georgia corporation (“First IC”), and First IC Bank, a Georgia-state chartered bank and the wholly-owned subsidiary of First IC (“First IC Bank”), whereby First IC will be merged with and into the Company and First IC Bank will be merged with and into the Bank. Each share of First IC common stock will, at the effective time of the transaction, be converted into the right to receive the pro-rata share of (1) $111,965,213 in cash and (2) 3,384,588 shares of Company common stock, each as may be adjusted in accordance with the terms of the Reorganization Agreement. At June 30, 2025, First IC had approximately $1.3 billion in total assets, $1.1 billion in total loans and $949.0 million in total deposits. The pro forma company is projected to have approximately $4.8 billion in total assets, $3.7 billion in total deposits and $4.1 billion in total loans.

On July 15, 2025, the Company and the Bank announced their receipt of all required regulatory approvals and non-objections to complete the transactions contemplated by the Reorganization Agreement. In addition, on July 15, 2025, First IC’s shareholders voted to approve the Reorganization Agreement and the transactions contemplated thereby, including the merger.

The merger is expected to be completed early in the fourth quarter of 2025, and remains subject to the satisfaction of customary closing conditions.

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

See Note 1 and Note 3 of our consolidated financial statements as of December 31, 2024 in the Company’s 2024 Form 10-K and as of June 30, 2025, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of June 30, 2025, we had total assets of $3.62 billion, total loans of $3.13 billion, total deposits of $2.69 billion and total shareholders’ equity of $436.1 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the six months ended June 30, 2025 and 2024.. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2025	2025	2024	2024	2024	2025	2024
Selected income statement data:
Interest income	$54,049	$52,519	$52,614	$53,833	$54,108	$106,568	$106,466
Interest expense	21,871	21,965	22,554	23,544	23,396	43,836	48,669
Net interest income	32,178	30,554	30,060	30,289	30,712	62,732	57,797
Provision for credit losses	129	135	202	582	(128)	264	(268)
Noninterest income	5,733	5,456	5,321	6,615	5,559	11,189	11,127
Noninterest expense	14,113	13,799	14,326	13,660	13,032	27,912	25,393
Income tax expense	6,843	5,779	4,618	5,961	6,430	12,622	12,232
Net income	16,826	16,297	16,235	16,701	16,937	33,123	31,567
Per share data:
Basic income per share	$0.66	$0.64	$0.64	$0.66	$0.67	$1.30	$1.25
Diluted income per share	$0.65	$0.63	$0.63	$0.65	$0.66	$1.29	$1.24
Dividends per share	$0.23	$0.23	$0.23	$0.20	$0.20	$0.46	$0.40
Book value per share (at period end)	$17.08	$16.85	$16.59	$16.07	$16.08	$17.08	$16.08
Shares of common stock outstanding	25,537,746	25,402,782	25,402,782	25,331,916	25,331,916	25,537,746	25,331,916
Weighted average diluted shares	25,715,206	25,707,989	25,659,483	25,674,858	25,568,333	25,697,183	25,547,171
Performance ratios:
Return on average assets	1.87%	1.85%	1.82%	1.86%	1.89%	1.86%	1.77%
Return on average equity(1)	15.74	15.67	15.84	16.26	17.10	15.71	16.27
Dividend payout ratio	35.01	36.14	36.18	30.58	30.03	35.56	32.23
Yield on total loans	6.49	6.40	6.31	6.43	6.46	6.44	6.40
Yield on average earning assets	6.34	6.31	6.25	6.36	6.45	6.33	6.36
Cost of average interest bearing liabilities	3.39	3.48	3.55	3.69	3.68	3.43	3.81
Cost of deposits	3.25	3.36	3.45	3.61	3.63	3.30	3.80
Net interest margin	3.77	3.67	3.57	3.58	3.66	3.72	3.45
Efficiency ratio(2)	37.23	38.32	40.49	37.01	35.93	37.76	36.84
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.01%	0.02%	0.01%	0.00%	(0.01)%	0.01%	(0.01)%
Nonperforming assets to gross loans and OREO	0.49	0.59	0.58	0.51	0.47	0.49	0.47
ACL to nonperforming loans	129.76	110.52	104.08	129.85	138.11	129.76	138.11
ACL to loans held for investment	0.60	0.59	0.59	0.60	0.58	0.60	0.58

Balance sheet and capital ratios:
Gross loans held for investment to deposits	116.34%	114.73%	115.66%	113.67%	112.85%	116.34%	112.85%
Noninterest bearing deposits to deposits	20.41	19.73	19.60	20.29	20.54	20.41	20.54
Investment securities to assets	0.93	0.93	0.77	0.81	0.78	0.93	0.78
Common equity to assets	12.06	11.69	11.72	11.41	11.26	12.06	11.26
Leverage ratio	11.91	11.76	11.57	11.12	10.75	11.91	10.75
Common equity tier 1 ratio	19.91	19.23	19.17	19.08	18.25	19.91	18.25
Tier 1 risk-based capital ratio	19.91	19.23	19.17	19.08	18.25	19.91	18.25
Total risk-based capital ratio	20.78	20.09	20.05	19.98	19.12	20.78	19.12
Mortgage and SBA loan data:
Mortgage loans serviced for others	$559,112	$537,590	$527,039	$556,442	$529,823	$559,112	$529,823
Mortgage loan production	93,156	91,122	103,250	122,355	94,056	184,278	188,072
Mortgage loan sales	54,309	40,051	—	54,193	111,424	94,360	133,297
SBA loans serviced for others	480,867	474,143	479,669	487,359	486,051	480,867	486,051
SBA loan production	29,337	20,412	35,730	35,839	8,297	49,749	19,694
SBA loan sales	20,707	16,579	19,236	28,858	—	37,286	24,065
(1)	Excluding average accumulated other comprehensive income, our return on average equity for the three months ended June 30, 2025 and 2024 was 16.07% and 18.26%, respectively. Excluding average accumulated other comprehensive income, our return on average equity for the six months ended June 30, 2025 and 2024 was 16.12% and 17.28%, respectively.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Results of Operations

We recorded net income of $16.8 million for the three months ended June 30, 2025 compared to $16.9 million for the same period in 2024, a decrease of $111,000, or 0.7%. This decrease was due to increases in noninterest expense of $1.1 million, income tax expense of $413,000 and provision for credit losses of $257,000, offset by increases in net interest income of $1.5 million and noninterest income of $174,000.

For the six months ended June 30, 2025, we recorded net income of $33.1 million compared to $31.6 million for the six months ended June 30, 2024, an increase of $1.6 million, or 4.9%. This increase was due to an increase in net interest income of $4.9 million and an increase in noninterest income of $62,000, offset by an increase in noninterest expense of $2.5 million, an increase in provision for credit losses of $532,000 and an increase in income tax expense of $390,000.

Basic and diluted earnings per common share for the three months ended June 30, 2025 was $0.66 and $0.65, respectively, compared to $0.67 and $0.66 for the basic and diluted earnings per common share for the same period in 2024. For the six months ended June 30, 2025, basic and diluted earnings per common share was $1.30 and $1.29, respectively, compared to $1.25 and $1.24 for the same period in 2024, respectively.

Interest Income

Interest income totaled $54.0 million for the three months ended June 30, 2025, a decrease of $59,000, or 0.1%, from the three months ended June 30, 2024, primarily due to a 169 basis points decrease in the total investments yield, offset by a $41.4 million increase in the average total investments balance, a $5.7 million increase in average loan balances and a three basis points increase in the loan yield. The increase in average loans is due to an increase of $70.1 million in average commercial real estate loans, an increase of $13.8 million in average construction and development loans and an increase of $2.1 million in commercial and industrial loans, offset by a decrease of $80.3 million in average residential real estate loans. As compared to the three months ended June 30, 2024, the yield on average interest-earning assets decreased by 11 basis points to 6.34% from 6.45% with the yield on average loans increasing by three basis points and the yield on average total investments decreasing by 169 basis points.

Interest income totaled $106.6 million for the six months ended June 30, 2025 compared to $106.5 million for the same period in 2024, an increase of $102,000, or 0.1%, primarily due to a four basis point increase in the loan yield coupled with an increase in average loan balances of $4.1 million, as well as an increase in the average total investment balance of $28.4 million, offset by a decrease of 109 basis points in the yield on average total investments. The increase in average loans is due to an increase of $67.0 million in average commercial real estate loans, an increase of $7.6 million in average construction and development loans and an increase of $5.1 million in average commercial and industrial loans, offset by a $75.7 million decrease in average residential mortgage loans. As compared to the six months ended June 30, 2024, the yield on average interest-earning assets decreased by three basis points to 6.33% from 6.36% with the yield on average loans increasing by four basis points and the yield on average total investments decreasing by 109 basis points.

Interest Expense

Interest expense for the three months ended June 30, 2025 decreased $1.5 million, or 6.5%, to $21.9 million compared to interest expense of $23.4 million for the three months ended June 30, 2024, primarily due to a 38 basis points decrease in deposit costs coupled with a $22.6 million decrease in average interest-bearing deposit balances, offset by a 13 basis points increase in borrowing costs and a $56.9 million increase in the average borrowings balance. The 38 basis points decrease in deposit costs was primarily driven by an 80 basis points decrease in the cost on average time deposits and a 68 basis point decrease in the cost on average interest-bearing demand deposits and savings accounts, offset by an 18 basis points increase in the cost of average money market deposits. Average time deposits decreased by $76.1 million while average money market deposits and interest-bearing demand deposits and savings accounts increased by $34.2 million and $19.4 million, respectively. Average borrowings for the three months ended June 30, 2025 increased by $56.9 million with an increase in rate of 13 basis points compared to the three months ended June 30, 2024.

Interest expense totaled $43.8 million for the six months ended June 30, 2024, a decrease of $4.8 million, or 9.9%, compared to the same period in 2024, primarily due to a 50 basis points decrease in deposit costs coupled with a $44.8 million decrease in average interest-bearing deposit balances. Average borrowings outstanding for the six months ended June 30, 2025 increased by $51.6 million with an increase in rate of 28 basis points compared to the same period in 2024.

The Company currently has effective interest rate derivative agreements totaling $950.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.70%. During the three and six months ended June 30, 2025, we recorded a credit to interest expense of $4.2 million and $8.4 million, respectively, from the benefit received on these interest rate derivatives compared to a credit to interest expense of $6.5 million and $10.6 million recorded during the three and six month periods ended June 30, 2024. Based on the Federal Funds Effective rate as of June 30, 2025 (4.33%), the Company would estimate to record a credit to interest expense of approximately $7.4 million for the remainder of 2025 from the benefit received on these interest rate derivatives. See Note 8 of our consolidated financial statements as of June 30, 2025, included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives.

Net Interest Margin

The net interest margin for the three months ended June 30, 2025 increased by 11 basis points to 3.77% from 3.66% for the three months ended June 30, 2024, primarily due to a 29 basis points decrease in the cost of average interest-beating liabilities of $2.59 billion, offset by an 11 basis points decrease in the yield on average interest-earning assets of $3.42 billion. Average earning assets for the three months ended June 30, 2025 increased by $47.1 million from the three months ended June 30, 2024, due to a $41.4 million increase in average total investments and a $5.7 million increase in average loans. Average interest-bearing liabilities for the three months ended June 30, 2025 increased by $34.4 million from the three months ended June 30, 2024, driven by the decrease in average interest-bearing deposits of $22.6 million, offset by a $56.9 million increase in average borrowings.

The net interest margin for the six months ended June 30, 2025 increased by 27 basis points to 3.72% from 3.45% for the six months ended June 30, 2024, primarily due to a 38 basis points decrease in the cost of average interest-bearing liabilities of $2.57 billion, offset by a three basis points increase in the yield on average interest-earning assets of $3.40 billion. Average earning assets increased by $32.5 million, due to a $28.4 million increase in average total investments and a $4.1 million increase in average loans. Average interest-bearing liabilities increased by $6.8 million, primarily driven by an increase in average borrowings of $51.6 million, offset by a $44.8 million decrease in average interest-bearing deposit balances.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The increase in our net interest margin is primarily the result of our decreasing deposit costs, as well as the continued increase to our overall loan yield.

Average Balances, Interest and Yields

The following tables present, for the three and six months ended June 30, 2025 and 2024, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended June 30,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$231,803	$2,848	4.93%	$196,068	$3,368	6.91%
Investment securities	37,040	265	2.87	31,364	213	2.73
Total investments	268,843	3,113	4.64	227,432	3,581	6.33
Construction and development	28,283	580	8.23	14,501	320	8.88
Commercial real estate	807,897	17,612	8.74	737,846	17,030	9.28
Commercial and industrial	71,274	1,544	8.69	69,208	1,728	10.04
Residential real estate	2,242,456	31,137	5.57	2,322,763	31,408	5.44
Consumer and other	365	63	69.23	290	41	56.86
Gross loans(2)	3,150,275	50,936	6.49	3,144,608	50,527	6.46
Total earning assets	3,419,118	54,049	6.34	3,372,040	54,108	6.45
Noninterest-earning assets	199,302			223,455
Total assets	3,618,420			3,595,495
Interest-bearing liabilities:
NOW and savings deposits	162,810	1,089	2.68	143,460	1,198	3.36
Money market deposits	1,032,754	6,815	2.65	998,601	6,135	2.47
Time deposits	966,678	9,592	3.98	1,042,758	12,402	4.78
Total interest-bearing deposits	2,162,242	17,496	3.25	2,184,819	19,735	3.63
Borrowings	426,173	4,375	4.12	369,232	3,661	3.99
Total interest-bearing liabilities	2,588,415	21,871	3.39	2,554,051	23,396	3.68
Noninterest-bearing liabilities:
Noninterest-bearing deposits	529,130			545,114
Other noninterest-bearing liabilities	72,231			98,066
Total noninterest-bearing liabilities	601,361			643,180
Shareholders' equity	428,644			398,264
Total liabilities and shareholders' equity	$3,618,420			$3,595,495
Net interest income		$32,178			$30,712
Net interest spread			2.95			2.77
Net interest margin			3.77			3.66
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$195,840	$4,946	5.09%	$170,500	$5,420	6.39%
Investment securities	34,551	433	2.53	31,488	402	2.57
Total investments	230,391	5,379	4.71	201,988	5,822	5.80
Construction and development	25,816	1,060	8.28	18,236	825	9.10
Commercial real estate	793,968	33,769	8.58	726,949	33,138	9.17
Commercial and industrial	72,032	3,132	8.77	66,891	3,301	9.92
Residential real estate	2,275,082	63,123	5.60	2,350,821	63,298	5.41
Consumer and other	321	105	65.96	269	82	61.30
Gross loans(2)	3,167,219	101,189	6.44	3,163,166	100,644	6.40
Total earning assets	3,397,610	106,568	6.33	3,365,154	106,466	6.36
Noninterest-earning assets	198,293			218,629
Total assets	3,595,903			3,583,783
Interest-bearing liabilities:
NOW and savings deposits	158,300	2,040	2.60	151,043	2,082	2.77
Money market deposits	1,021,674	13,137	2.59	1,038,035	15,828	3.07
Time deposits	986,567	20,296	4.15	1,022,275	23,930	4.71
Total interest-bearing deposits	2,166,541	35,473	3.30	2,211,353	41,840	3.80
Borrowings	408,186	8,363	4.13	356,539	6,829	3.85
Total interest-bearing liabilities	2,574,727	43,836	3.43	2,567,892	48,669	3.81
Noninterest-bearing liabilities:
Noninterest-bearing deposits	524,155			533,707
Other noninterest-bearing liabilities	71,840			92,128
Total noninterest-bearing liabilities	595,995			625,835
Shareholders' equity	425,181			390,056
Total liabilities and shareholders' equity	$3,595,903			$3,583,783
Net interest income		$62,732			$57,797
Net interest spread			2.90			2.55
Net interest margin			3.72			3.45
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$488	$(1,008)	$(520)
Investment securities	234	(182)	52
Total investments	722	(1,190)	(468)
Construction and development	179	81	260
Commercial real estate	2,147	(1,565)	582
Commercial and industrial	52	(236)	(184)
Residential real estate	(1,294)	1,023	(271)
Consumer and Other	22	—	22
Gross loans(2)	1,106	(697)	409
Total earning assets	1,828	(1,887)	(59)
Interest-bearing liabilities:
NOW and savings deposits	25	(134)	(109)
Money market deposits	(493)	1,173	680
Time deposits	(855)	(1,955)	(2,810)
Total interest-bearing deposits	(1,323)	(916)	(2,239)
Borrowings	566	148	714
Total interest-bearing liabilities	(757)	(768)	(1,525)
Net interest income	$2,585	$(1,119)	$1,466
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$654	$(1,128)	$(474)
Investment securities	257	(226)	31
Total investments	911	(1,354)	(443)
Construction and development	230	5	235
Commercial real estate	3,452	(2,821)	631
Commercial and industrial	231	(400)	(169)
Residential real estate	(2,535)	2,360	(175)
Consumer and Other	22	1	23
Gross loans(2)	1,400	(855)	545
Total earning assets	2,311	(2,209)	102
Interest-bearing liabilities:
NOW and savings deposits	88	(130)	(42)
Money market deposits	(1,571)	(1,120)	(2,691)
Time deposits	(918)	(2,716)	(3,634)
Total interest-bearing deposits	(2,401)	(3,966)	(6,367)
Borrowings	986	548	1,534
Total interest-bearing liabilities	(1,415)	(3,418)	(4,833)
Net interest income	$3,726	$1,209	$4,935
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

We recorded a provision for credit losses of $129,000 and $264,000 during the three and six months ended June 30, 2025 compared to a credit to the provision for credit losses of $128,000 and $268,000 recorded during the three and six months ended June 30, 2024. The provision expense recorded during the first half of 2025 was primarily due to the increase in general reserves allocated to our commercial real estate loans and additional provision expense recorded for our unfunded loan commitments, partially offset by the decrease in reserves allocated to our residential real estate loan portfolio and individually analyzed loans. Our ACL as a percentage of gross loans for the periods ended June 30, 2025, December 31, 2024 and June 30, 2024 was 0.60%, 0.59% and 0.58%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended June 30, 2025 was $5.7 million, an increase of $174,000, or 3.1%, compared to $5.6 million for the three months ended June 30, 2024. Noninterest income for the six months ended June 30, 2025 was $11.2 million, an increase of $62,000, or 0.6%, compared to $11.1 million for the six months ended June 30, 2024.

The following table sets forth the major components of our noninterest income for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$505	$532	$(27)	(5.1)%	$1,005	$979	$26	2.7%
Other service charges, commissions and fees	1,620	1,573	47	3.0	3,216	3,185	31	1.0
Gain on sale of residential mortgage loans	579	1,177	(598)	(50.8)	978	1,399	(421)	(30.1)
Mortgage servicing income, net	781	1,107	(326)	(29.4)	1,399	1,336	63	4.7
Gain on sale of SBA loans	643	-	643	100.0	1,301	1,051	250	23.8
SBA servicing income, net	642	560	82	14.6	1,555	2,056	(501)	(24.4)
Other income	963	610	353	57.9	1,735	1,121	614	54.8
Total noninterest income	$5,733	$5,559	$174	3.1%	$11,189	$11,127	$62	0.6%

Service charges on deposit accounts decreased $27,000, or 5.1%, to $505,000 for the three months ended June 30, 2025 compared to $532,000 for the same three months during 2024. Service charges on deposit accounts were $1.0 million for the six months ended June 30, 2025 compared to $979,000 for the same period in 2024, an increase of $26,000, or 2.7%. The increase during the six months ended June 30, 2025 was primarily attributable to higher analysis fees and charge back fees.

Other service charges, commissions and fees increased $47,000, or 3.0%, to $1.6 million for the three months ended June 30, 2025 compared to $1.6 million for the three months ended June 30, 2024. Other service charges, commissions and fees increased $31,000, or 1.0%, to $3.2 million for the six months ended June 30, 2025 compared to $3.2 million for the six months ended June 30, 2024. These increases were mainly attributable to higher origination and processing fees earned from our origination of residential mortgage loans. Mortgage loan originations totaled $93.2 million and $184.3 million during the three and six months ended June 30, 2025, compared to $94.1 million and $188.1 million during the same periods in 2024.

Total gain on sale of loans was $1.2 million for the three months ended June 30, 2025 compared to $1.2 million for the same period in 2024, an increase of $45,000, or 3.8%. Total gain on sale of loans was $2.3 million for the six months ended June 30, 2025 compared to $2.5 million for the same period in 2024, a decrease of $171,000, or 7.0%.

Gain on sale of residential mortgage loans totaled $579,000 and $978,000 for the three and six months ended June 30, 2025 as we sold $54.3 million and $94.4 million in residential mortgage loans during these period with an average premium of 1.09% and 1.08%, respectively. Gain on sale of residential mortgage loans totaled $1.2 million and $1.4 million for the three and six months ended June 30, 2024 as we sold $111.4 million and $133.3 million in residential mortgage loans during these periods with an average premium of 1.05% for both periods.

Gain on sale of SBA loans totaled $643,000 for the three months ended June 30, 2025 as we sold $20.7 million in SBA loans during the period with average premiums of 5.66%. We recorded no gain on sale of SBA loans during the three months ended June 30, 2024 as no SBA loans were sold during the period. Gain on sale of SBA loans totaled $1.3 million for the six months ended June 30, 2025 compared to $1.1 million for the same period in 2024. We sold $37.3 million in

SBA loans during the six months ended June 30, 2025 with average premiums of 5.80% compared to $24.1 million sold during the same period in 2024 with average premiums of 6.72%.

Mortgage loan servicing income, net of amortization, decreased by $326,000, or 29.4%, to $781,000 during the three months ended June 30, 20254 compared to $1.1 million for the same period in 2024. Mortgage loan servicing income increased by $63,000, or 4.7%, to $1.4 million during the six months ended June 30, 2025 compared to $1.3 million for the same period in 2024. The changes in mortgage loan servicing income were primarily due to decreases in mortgage servicing amortization, capitalized mortgage servicing assets and mortgage servicing fees. Included in mortgage loan servicing income for the three and six months ended June 30, 2025 was $580,000 and $1.1 million in mortgage servicing fees compared to $590,000 and $1.2 million for the same periods in 2024 and capitalized mortgage servicing assets of $309,000 and $537,000 for the three and six months ended June 30, 2025 compared to $786,000 and $923,000 for the same periods in 2024. These amounts were offset by mortgage loan servicing asset amortization of $137,000 and $255,000 for the three and six months ended June 30, 2025 compared to $269,000 and $742,000 during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2025, we recorded a fair value impairment recovery of $28,000 and a fair value impairment charge of $15,000 on our mortgage servicing assets. During the three and six months ended June 30, 2024, we did not record a fair value impairment on our mortgage servicing assets. Our total residential mortgage loan servicing portfolio was $559.1 million at June 30, 2025 compared to $529.8 million at June 30, 2024.

SBA servicing income increased by $82,000, or 14.6%, to $642,000 for the three months ended June 30, 2025 compared to $560,000 for the three months ended June 30, 2024. SBA servicing income was $1.6 million for the six months ended June 30, 2024 compared to $2.1 million for the same period in 2024, a decrease of $501,000, or 24.4%. Our total SBA and USDA loan servicing portfolio was $480.9 million as of June 30, 2025 compared to $486.1 million as of June 30, 2024. Included in SBA servicing income for the three and six months ended June 30, 2025 was $986,000 and $2.0 million in SBA servicing fees compared to $1.1 million and $2.2 million for the same periods in 2024. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended June 30, 2025, we recorded a $344,000 fair value charge to our SBA servicing rights compared to a $503,000 fair value charge to our SBA servicing rights during the three months ended June 30, 2024. During the six months ended June 30, 2025, we recorded a $451,000 fair value charge to our SBA servicing rights compared to a $143,000 fair value charge during the six months ended June 30, 2024.

Other noninterest income increased by $353,000, or 57.9%, to $963,000 for the three months ended June 30, 2025 compared to $610,000 for the three months ended June 30, 2024. Other noninterest income was $1.7 million for the six months ended June 30, 2025 compared to $1.1 million for the same period in 2024, an increase of $614,000, or 54.8%. These increases were mainly due to increases in bank owned life insurance income, gains on sale of foreclosed real estate and unrealized gains on our equity securities. The largest component of other noninterest income is the income on bank owned life insurance which totaled $620,000 and $1.2 million, respectively for the three and six months ended June 30, 2025 compared to $569,000 and $1.1 million, respectively for the three and six months ended June 30, 2024. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $41,000 (gain) and $181,000 (gain) for the three and six months ended June 30, 2025, respectively, compared to $12,000 (loss) and $59,000 (loss) for the same periods in 2024, respectively.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2025 was $14.1 million compared to $13.0 million for the three months ended June 30, 2024, an increase of $1.1 million, or 8.3%. Noninterest expense for the six months ended

June 30, 2025 was $27.9 million compared to $25.4 million for the six months ended June 30, 2024, an increase of $2.5 million, or 9.9%.

The following table sets forth the major components of our noninterest expense for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands )	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$8,554	$8,048	$506	6.3%	$17,047	$15,418	$1,629	10.6%
Occupancy and equipment	1,380	1,334	46	3.4	2,797	2,688	109	4.1
Data processing	329	353	(24)	(6.8)	674	647	27	4.2
Advertising	149	157	(8)	(5.1)	316	329	(13)	(4.0)
Other expenses	3,701	3,140	561	17.9	7,078	6,311	767	12.2
Total noninterest expense	$14,113	$13,032	$1,081	8.3%	$27,912	$25,393	$2,519	9.9%

Salaries and employee benefits expense for the three months ended June 30, 2025 was $8.6 million compared to $8.0 million for the three months ended June 30, 2024, an increase of $506,000, or 6.3%. Salaries and employee benefits expense for the six months ended June 30, 2025 was $17.0 million compared to $15.4 million for the six months ended June 30, 2024, an increase of $1.6 million, or 10.6%. These increases were primarily attributable to higher employee salaries and incentives, stock-based compensation expense and employee insurance.

Occupancy and equipment expense for the three months ended June 30, 2025 was $1.4 million, an increase of $46,000, or 3.4%, compared to the same period in 2024. Occupancy and equipment expense for the six months ended June 30, 2025 was $2.8 million compared to $2.7 million for the six months ended June 30, 2024, an increase of $109,000, or 4.1%. These increases were primarily due to higher property taxes, utilities, maintenance expense, rent expense, and depreciation expense.

Data processing expenses for the three and six months ended June 30, 2025 remained relatively flat compared to the same periods in 2024.

Advertising expenses for the three and six months ended June 30, 2025 remained relatively flat compared to the same periods in 2024.

Other expenses for the three months ended June 30, 2025 were $3.7 million compared to $3.1 million for the three months ended June 30, 2024, an increase of $561,000, or 17.9%. Other operating expenses for the six months ended June 30, 2025 were $7.1 million compared to $6.3 million for the six months ended June 30, 2024, an increase of $767,000, or 12.2%. These increases were partially due to higher professional fees, security expense, loan related expenses and First IC merger-related expenses, offset by lower FDIC insurance premiums and other real estate owned related expenses. First IC merger related expenses were $333,000 and $596,000 for the three and six months ended June 30, 2025, respectively. We had no merger-related expenses during the three and six month periods ended June 30, 2024. Included in other expenses for the six months ended June 30, 2025 and 2024 were directors’ fees of approximately $348,000 and $324,000, respectively.

Income Tax Expense

Income tax expense for the three months ended June 30, 2025 and 2024 was $6.8 million and $6.4 million, respectively. The Company’s effective tax rates were 28.9% and 27.5% for the three months ended June 30, 2025 and 2024, respectively.

Income tax expense for the six months ended June 30, 2025 and 2024 was $12.6 million and $12.2 million, respectively. The Company’s effective tax rates were 27.6% and 27.9% for the six months ended June 30, 2025 and 2024, respectively.

Financial Condition

Total assets increased $21.6 million, or 0.6%, to $3.62 billion at June 30, 2025 as compared to $3.59 billion at December 31, 2024. The increase in total assets was primarily attributable to increases in cash and due from banks of $37.3 million, other assets of $15.8 million, equity securities of $8.2 million, loans held for sale of $5.0 million and Federal Home Loan Bank stock of $2.4 million, partially offset by decreases in loans held for investment of $36.4 million, interest rate derivatives of $9.1 million and securities available-for-sale of $2.4 million.

Our investment securities portfolio made up 0.93% of our total assets at June 30, 2025 compared to 0.77% at December 31, 2024.

Loans

Gross loans held for investment decreased $36.4 million, or 1.2%, to $3.13 billion as of June 30, 2025 as compared to $3.17 billion as of December 31, 2024. Our loan decrease during the six months ended June 30, 2025 was comprised of an increase of $8.6 million, or 39.8%, in construction and development loans, an increase of $41.4 million, or 5.4%, in commercial real estate loans, a decrease of $4.4 million, or 5.6%, in commercial and industrial loans, a decrease of $81.9 million, or 3.6%, in residential real estate loans and a decrease of $60,000, or 23.1%, in consumer and other loans. We had loans held for sale of $5.0 million as of June 30, 2025 compared to no loans held for sale as of December 31, 2024.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$30,149	1.0%	$21,569	0.7%
Commercial real estate	803,384	25.7%	762,033	24.1%
Commercial and industrial	73,832	2.3%	78,220	2.5%
Residential real estate	2,221,316	71.0%	2,303,234	72.7%
Consumer and other	200	—%	260	—%
Gross loans	$3,128,881	100.0%	$3,165,316	100.0%
Less unearned income	(7,347)		(7,381)
Total loans held for investment	$3,121,534		$3,157,935

SBA and USDA Loan Servicing

As of June 30, 2025 and December 31, 2024, we serviced $480.9 million and $480.0 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $6.8 million and $7.3 million at June 30, 2025 and December 31, 2024, respectively. See Note 4 of our consolidated financial statements as of June 30, 2025, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three and six months ended June 30, 2025 and 2024.

Residential Mortgage Loan Servicing

As of June 30, 2025, we serviced $559.1 million in residential mortgage loans for others compared to $527.0 million as of December 31, 2024. We carried a servicing asset, net of amortization, of $1.7 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively. Amortization relating to the mortgage loan servicing asset was $137,000 and $255,000 for the three and six months ended June 30, 2025, respectively compared to $269,000 and $742,000 for the same periods in 2024, respectively. During the three months ended June 30, 2025, we recorded a fair value impairment recovery of $28,000 on our mortgage servicing asset. During the six months ended June 30, 2025, we recorded a fair value impairment charge of $15,000 on our mortgage servicing asset. During the three and six months ended June 30, 2024, we did not record a fair value impairment on our mortgage servicing asset. See Note 5 of our consolidated financial statements as of June 30, 2025, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and six months ended June 30, 2025 and 2024.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the first half of 2025 as our nonperforming loans to total loans remained low at 0.46% as of June 30, 2025. Nonperforming loans were $14.4 million at June 30, 2025 compared to $18.0 million at December 31, 2024. The decrease from December 31, 2024 to June 30, 2025 was attributable to a $3.6 million decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2025 or the year ended December 31, 2024.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus foreclosed real estate. Nonaccrual loans at June 30, 2025 comprised of $2.1 million of commercial real estate loans, $970,000 of commercial and industrial loans and $11.4 million of residential real estate loans. Nonaccrual loans at December 31, 2024 comprised of $3.3 million of commercial real estate loans, $526,000 of commercial and industrial loans, and $14.2 million of residential real estate loans.

(Dollars in thousands)	June 30, 2025	December 31, 2024
Nonaccrual loans	$14,448	$18,010
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans	14,448	18,010
Foreclosed real estate	744	427
Total nonperforming assets	$15,192	$18,437
Nonperforming loans to gross loans	0.46%	0.57%
Nonperforming assets to total assets	0.42%	0.51%
Allowance for credit losses to nonperforming loans	129.76%	104.08%

Allowance for Credit Losses

The allowance for credit losses was $18.7 million at ,June 30, 2025 compared to $18.7 million at December 31, 2024, a slight decrease of $4,000. The decrease was primarily due to the decrease in reserves allocated to our residential real estate, farmland and commercial and industrial loan portfolios and individually analyzed loans, as well as a $235,000 charge-offs on three loans during the six months ended June 30, 2025, partially offset by the increase in the general reserves allocated to our commercial real estate and construction and development loan portfolios.

We maintain a reserve for credit losses that consists of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $195,000 as of June 30, 2025 compared to $287,000 as of June 30, 2024.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of June 30, 2025, included elsewhere in this Form 10-Q, and as of December 31, 2024 in the Company’s 2024 Form 10-K, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands )	2025	2024	2025	2024
Balance, beginning of period	$18,592	$17,982	$18,744	$18,112
CECL adoption (Day 1) impact	—	—	—	—
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	62	—	62	—
Commercial and industrial	—	—	173	—
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total charge-offs	62	—	235	—
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	—	82	1	83
Commercial and industrial	2	1	5	4
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total recoveries	2	83	6	87
Net (recoveries)/charge-offs	60	(83)	229	(87)
Provision for loan losses	216	(105)	233	(239)
Balance, end of period	$18,748	$17,960	$18,748	$17,960
Total loans at end of period(1)	$3,128,881	$3,098,569	$3,128,881	$3,098,569
Average loans(1)	3,130,515	3,108,303	3,154,046	3,131,540
Net charge-offs to average loans	0.01%	(0.01)%	0.01%	(0.01)%
Allowance for credit losses to total loans	0.60%	0.58%	0.60%	0.58%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses expected in the loan portfolio as of June 30, 2025.

Deposits

Total deposits decreased $47.3 million to $2.69 billion at June 30, 2025 compared to $2.74 billion at December 31, 2024. The decrease was due to a $45.3 million decrease in interest-bearing demand deposits, a $42.6 million decrease in time deposits and a $502,000 decrease in savings accounts, offset by a $28.4 million increase in money market accounts (net of $23.9 million decrease in brokered money market accounts) and a $12.6 million increase in noninterest-bearing deposits. As of June 30, 2025 and December 31, 2024, 20.4% and 19.6% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 79.6% and 80.4%, respectively, of interest-bearing deposit accounts.

As of June 30, 2025 and December 31, 2024, the Company had estimated uninsured deposits of $684.1 million and $666.4 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Uninsured deposits were 25.1% of total deposits at June 30, 2025, compared to 24.1% and 23.4% at December 31, 2024 and June 30, 2024, respectively. As of June 30, 2025, we had $1.31 billion of available borrowing capacity at the Federal Home Loan Bank ($668.4 million), Federal Reserve Discount Window ($593.5 million) and various other financial institutions (fed fund lines totaling $47.5 million).

We had $680.3 million of brokered deposits, or 25.3% of total deposits, at June 30, 2025 compared to $721.8 million, or 26.4% of total deposits, at December 31, 2024. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate. These swap agreements are designated as cash flow hedges. As of June 30, 2025, the total amount of deposits tied to the Federal Funds Effective Rate was $988.5 million. See Note 8 of our consolidated financial statements as of June 30, 2025, included elsewhere in this Form 10-Q, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,
	2025		2024
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$529,130	—%	$545,114	—%
Interest-bearing demand deposits	153,609	2.83	132,783	3.61
Savings and money market deposits	381,825	3.68	311,562	3.90
Brokered money market deposits	660,130	2.01	697,716	1.79
Time deposits	966,678	3.98	1,042,758	4.78
Total interest-bearing deposits	2,162,242	3.25	2,184,819	3.63
Total deposits	$2,691,372	2.61	$2,729,933	2.91

	Six Months Ended June 30,
	2025		2024
	Average	Weighted	Average	Weighted
(Dollars in thousands )	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$524,155	—%	$533,707	—%
Interest-bearing demand deposits	149,024	2.75	139,838	2.98
Savings and money market deposits	369,711	3.65	320,228	3.87
Brokered money market deposits	661,239	1.96	729,012	2.66
Time deposits	986,567	4.15	1,022,275	4.71
Total interest-bearing deposits	2,166,541	3.30	2,211,353	3.80
Total deposits	$2,690,696	2.66	$2,745,060	3.07

The weighted average rates shown in the tables above are inclusive of the benefit received from the interest rate derivatives that hedge our deposit accounts tied to the Federal Funds Effective rate. During the three and six months ended June 30, 2025, we recorded a credit to interest expense of $4.2 million and $8.4 million, respectively, from the benefit received on these interest rate derivatives compared to a credit to interest expense of $6.5 million and $10.6 million recorded during the three and six months ended June 30, 2024, respectively. These benefits resulted in a 62 and 63 basis points reductions to the total deposits weighted average rate for the three and six months ended June 30, 2025, respectively, compared to a 96 and 77 basis points basis points reductions for the three and six months ended June 30, 2024, respectively.

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At June 30, 2025 and December 31, 2024, we had available borrowing capacity from the FHLB of $668.4 million and $692.6 million, respectively. At June 30, 2025 and December 31, 2024, we had $425.0 million and $375.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $47.5 million at June 30, 2025 and December 31, 2024. We did not have any advances outstanding under these agreements as of June 30, 2025 and December 31, 2024. We also have access to the Federal Reserve’s discount window in the amount of $593.5 million and $551.6 million at June 30, 2025 and December 31, 2024, respectively. No discount window borrowings were outstanding as of June 30, 2025 and December 31, 2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of June 30, 2025 and December 31, 2024, we had $47.5 million of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $593.5 million and $551.6 million at June 30, 2025 and December 31, 2024, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $690.0 million as of June 30, 2025, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of June 30, 2025 and December 31, 2024.

At June 30, 2025 and December 31, 2024, we had $425.0 million and $375.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $668.4 million and $692.6 million of additional borrowing availability with the FHLB as of June 30, 2025 and December 31, 2024, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2025 and December 31, 2024. As of December 31, 2024, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2024 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for "Well
			in Capital	Capitalized"
			Conservation	Depository
	June 30, 2025	December 31, 2024	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	20.78%	20.05%	10.50%	N/A
Bank	20.67%	19.93%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	19.91%	19.17%	8.50%	N/A
Bank	19.79%	19.04%	8.50	8.00%
CET1 capital (to risk-weighted assets)
Consolidated	19.91%	19.17%	7.00%	N/A
Bank	19.79%	19.04%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	11.91%	11.57%	4.00%	N/A
Bank	11.84%	11.49%	4.00	5.00%

Dividends

On July 16, 2025, the Company declared a cash dividend of $0.25 per share, payable on July 30, 2025, to common shareholders of record as of August 8, 2025. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of June 30, 2025, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of June 30, 2025 and December 31, 2024.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2025 and December 31, 2024 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
June 30, 2025	0.60%	(1.10)%	(8.60)%	0.50%
December 31, 2024	(0.20)%	(1.30)%	(7.00)%	2.50%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+400	+300	+200	+100	-100	-200	-300	-400
June 30, 2025	(20.30)%	(14.70)%	(9.30)%	(4.10)%	3.10%	4.80%	2.80%	(4.50)%
December 31, 2024	(26.30)%	(19.40)%	(12.50)%	(5.80)%	4.30%	7.10%	6.20%	4.30%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

The following table summarizes the repurchases of our common shares for the three months ended June 30, 2025.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
April 1, 2025 to April 30, 2025	1,274	$24.80	—	923,976
May 1, 2025 to May 31, 2025	—	—	—	923,976
June 1, 2025 to June 30, 2025	—	—	—	923,976
Total	1,274	$24.80	—	923,976

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the second quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: August 8, 2025	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: August 8, 2025	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer