Form 10-Q
period 2025-09-30
MetroCity Bankshares, Inc.
filed 2025-11-07
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2025

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

As of November 3, 2025, the registrant had 25,480,661 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

September 30, 2025

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Cash and due from banks	$213,941	$236,338
Federal funds sold	13,217	13,537
Cash and cash equivalents	227,158	249,875
Equity securities	18,605	10,300
Securities available for sale	15,365	17,391
Loans held for sale	231,259	—
Loans, less allowance for credit losses of $17,940 and $18,744, respectively	2,948,919	3,139,191
Accrued interest receivable	16,912	15,858
Federal Home Loan Bank stock	22,693	20,251
Premises and equipment, net	17,836	18,276
Operating lease right-of-use asset	7,712	7,850
Foreclosed real estate, net	919	427
SBA and USDA servicing asset	6,988	7,274
Mortgage servicing asset, net	1,662	1,409
Bank owned life insurance	75,148	73,285
Interest rate derivatives	9,435	21,790
Other assets	28,852	10,868
Total assets	$3,629,463	$3,594,045

Liabilities:
Deposits:
Non-interest-bearing demand	$544,439	$536,276
Interest-bearing	2,148,645	2,200,522
Total deposits	2,693,084	2,736,798

Federal Home Loan Bank advances	425,000	375,000
Operating lease liability	7,704	7,940
Accrued interest payable	3,567	3,498
Other liabilities	54,220	49,456
Total liabilities	$3,183,575	$3,172,692

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 25,537,746 and 25,402,782 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	255	254
Additional paid-in capital	51,151	49,216
Retained earnings	390,971	358,704
Accumulated other comprehensive income	3,511	13,179
Total shareholders’ equity	445,888	421,353
Total liabilities and shareholders’ equity	$3,629,463	$3,594,045

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and dividend income:
Loans, including fees	$50,975	$50,336	$152,164	$150,980
Other investment income	2,884	3,417	7,980	9,175
Federal funds sold	144	80	427	144
Total interest income	54,003	53,833	160,571	160,299

Interest expense:
Deposits	17,799	19,602	53,272	61,442
FHLB advances and other borrowings	4,412	3,942	12,775	10,771
Total interest expense	22,211	23,544	66,047	72,213

Net interest income	31,792	30,289	94,524	88,086

Provision for credit losses:
Provision for loan losses	(581)	653	(348)	414
Provision for unfunded commitments	38	(71)	69	(100)
Provision for credit losses	(543)	582	(279)	314

Net interest income after provision for credit losses	32,335	29,707	94,803	87,772

Noninterest income:
Service charges on deposit accounts	551	531	1,556	1,510
Other service charges, commissions and fees	2,376	1,915	5,592	5,100
Gain on sale of residential mortgage loans	166	526	1,144	1,925
Mortgage servicing income, net	516	422	1,915	1,758
Gain on sale of SBA loans	558	1,083	1,859	2,134
SBA servicing income, net	1,203	1,231	2,758	3,287
Other income	808	907	2,543	2,028
Total noninterest income	6,178	6,615	17,367	17,742

Noninterest expense:
Salaries and employee benefits	8,953	8,512	26,000	23,930
Occupancy and equipment	1,410	1,430	4,207	4,118
Data processing	394	311	1,068	958
Advertising	161	145	477	474
Other expenses	3,756	3,262	10,834	9,573
Total noninterest expense	14,674	13,660	42,586	39,053

Income before provision for income taxes	23,839	22,662	69,584	66,461
Provision for income taxes	6,569	5,961	19,191	18,192
Net income available to common shareholders	$17,270	$16,701	$50,393	$48,269

Earnings per share:
Basic	$0.68	$0.66	$1.98	$1.91
Diluted	$0.67	$0.65	$1.96	$1.89

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Net income	$17,270	$16,701	$50,393	$48,269

Other comprehensive loss:

Unrealized holding gains on securities available for sale	459	534	233	264
Net changes in fair value of cash flow hedges	(3,342)	(17,859)	(13,393)	(12,906)
Tax effect	807	4,851	3,492	3,540

Other comprehensive loss	(2,076)	(12,474)	(9,668)	(9,102)

Comprehensive income	$15,194	$4,227	$40,725	$39,167

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, July 1, 2025	25,537,746	$255	$50,212	$380,046	$5,587	$436,100
Net income	—	—	—	17,270	—	17,270
Stock based compensation expense	—	—	939	—	—	939
Other comprehensive loss	—	—	—	—	(2,076)	(2,076)
Dividends declared on common stock ($0.25 per share)	—	—	—	(6,345)	—	(6,345)
Balance, September 30, 2025	25,537,746	$255	$51,151	$390,971	$3,511	$445,888

Balance, July 1, 2024	25,331,916	$253	$46,644	$336,749	$23,582	$407,228
Net income	—	—	—	16,701	—	16,701
Stock based compensation expense	—	—	837	—	—	837
Other comprehensive loss	—	—	—	—	(12,474)	(12,474)
Dividends declared on common stock ($0.20 per share)	—	—	—	(5,107)	—	(5,107)
Balance, September 30, 2024	25,331,916	$253	$47,481	$348,343	$11,108	$407,185

Nine Months Ended:
Balance, January 1, 2025	25,402,782	$254	$49,216	$358,704	$13,179	$421,353
Net income	—	—	—	50,393	—	50,393
Stock based compensation expense	—	—	1,967	—	—	1,967
Vesting of restricted stock	136,238	1	(1)	—	—	—
Repurchase of common stock	(1,274)	—	(31)	—	—	(31)
Other comprehensive loss	—	—	—	—	(9,668)	(9,668)
Dividends declared on common stock ($0.71 per share)	—	—	—	(18,126)	—	(18,126)
Balance, September 30, 2025	25,537,746	$255	$51,151	$390,971	$3,511	$445,888

Balance, January 1, 2024	25,205,506	$252	$45,699	$315,356	$20,210	$381,517
Net income	—	—	—	48,269	—	48,269
Stock based compensation expense	—	—	1,793	—	—	1,793
Vesting of restricted stock	126,820	1	(1)	—	—	—
Repurchase of common stock	(410)	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	—	(9,102)	(9,102)
Dividends declared on common stock ($0.60 per share)	—	—	—	(15,282)	—	(15,282)
Balance, September 30, 2024	25,331,916	$253	$47,481	$348,343	$11,108	$407,185

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flow from operating activities:
Net income	$50,393	$48,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,652	2,200
Provision for credit losses	(279)	314
Stock based compensation expense	1,967	1,793
Unrealized gains recognized on equity securities	(305)	(233)
Gain on sale of foreclosed real estate	(28)	85
Write-down of foreclosed real estate	—	391
Gain on sale of residential real estate loans	(1,144)	(1,925)
Origination of SBA loans held for sale	(39,972)	(58,928)
Proceeds from sales of SBA loans held for sale	45,335	56,464
Gain on sale of SBA loans	(1,859)	(2,134)
Increase in cash value of bank owned life insurance	(1,863)	(1,713)
Increase in accrued interest receivable	(1,054)	(542)
(Increase) decrease in SBA and USDA servicing rights	286	(58)
Increase in mortgage servicing rights	(253)	(23)
Increase in state tax credits	(11,455)	—
(Increase) decrease in other assets	(3,037)	1,809
Increase (decrease) in accrued interest payable	69	(540)
Increase (decrease) in other liabilities	3,388	(999)
Net cash flow provided by operating activities	42,841	44,230

Cash flow from investing activities:
Purchases of equity securities	(8,000)	—
Proceeds from maturities, calls or paydowns of securities available for sale	2,216	503
Purchase of Federal Home Loan Bank stock	(2,442)	(2,405)
Proceeds from sales of residential real estate loans	113,753	189,414
Increase in loans, net	(158,951)	(111,541)
Purchases of premises and equipment	(449)	(877)
Proceeds from sales of foreclosed real estate owned	1,735	136
Net cash flow (used) provided by investing activities	(52,138)	75,230

Cash flow from financing activities:
Dividends paid on common stock	(18,559)	(15,225)
Repurchases of common stock	(31)	(10)
Decrease in deposits, net	(43,714)	(7,816)
Premiums paid for interest rate caps	(1,116)	—
Proceeds from Federal Home Loan Bank advances	100,000	450,000
Repayments of Federal Home Loan Bank advances	(50,000)	(400,000)
Net cash flow (used) provided by financing activities	(13,420)	26,949

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024

Net change in cash and cash equivalents	(22,717)	146,409
Cash and cash equivalents at beginning of period	249,875	144,805

Cash and cash equivalents at end of period	$227,158	$291,214

Supplemental schedule of noncash investing and financing activities:

Transfer of loans held for investment to loans held for sale	$347,372	$165,222

Transfer of loan principal to foreclosed real estate, net of write-downs	$2,199	$661

Initial recognition of operating lease right-of-use assets	$1,233	$—

Initial recognition of operating lease liabilities	$1,233	$—

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$65,978	$72,753

Income taxes	$18,660	$16,556

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “Company’s 2024 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first nine months of 2025 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2025. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

NOTE 2 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$2,504	$—	$—	$2,504
States and political subdivisions	7,985	1	(1,543)	6,443
Mortgage-backed GSE residential	7,927	—	(1,509)	6,418
Total	$18,416	$1	$(3,052)	$15,365

	December 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,467	$—	$—	$4,467
States and political subdivisions	8,022	—	(1,485)	6,537
Mortgage-backed GSE residential	8,186	—	(1,799)	6,387
Total	$20,675	$—	$(3,284)	$17,391

The amortized costs and estimated fair values of investment securities available for sale at September 30, 2025 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$1,239	$1,235
Due after one year but less than five years	2,504	2,504
Due after five years but less than ten years	—	—
Due in more than ten years	6,746	5,208
Mortgage-backed GSE residential	7,927	6,418
Total	$18,416	$15,365

Accrued interest receivable for securities available for sale totaled $69,000 and $113,000 as of September 30, 2025 and December 31, 2024, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of both September 30, 2025 and December 31, 2024, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $12.9 million. There were no securities sold during the three and nine months ended September 30, 2025 and 2024.

Information pertaining to securities with gross unrealized losses at September 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	September 30, 2025
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,543	$6,068
Mortgage-backed GSE residential	—	—	1,509	6,418
Total	$—	$—	$3,052	$12,486

	December 31, 2024
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$1,485	$6,537
Mortgage-backed GSE residential	—	—	1,799	6,387
Total	$—	$—	$3,284	$12,924

At September 30, 2025, the nineteen securities available for sale (10 municipal securities and 9 mortgage-backed securities) with an unrealized loss have depreciated 19.64% from the Company’s amortized cost basis. All of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of September 30, 2025 represent a credit loss impairment.  As of September 30, 2025, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of September 30, 2025 and December 31, 2024, the Company had equity securities with carrying values totaling $18.6 million and $10.3 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended September 30, 2025 and 2024, we recognized unrealized gains of $124,000 and $292,000, respectively, in net income on our equity securities. During the nine months ended September 30, 2025 and 2024, we recognized unrealized gains of $305,000 and $233,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in “Other Income” on the Consolidated Statements of Income.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans held for investment at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Construction and development	$32,415	$21,569
Commercial real estate	814,464	762,033
Commercial and industrial	69,430	78,220
Residential real estate	2,057,281	2,303,234
Consumer and other	325	260
Total loans receivable	$2,973,915	$3,165,316
Unearned income	(7,056)	(7,381)
Allowance for credit losses	(17,940)	(18,744)
Loans held for investment, net	$2,948,919	$3,139,191

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of September 30, 2025 and December 31, 2024, accrued interest receivable for loans totaled $16.7 million and $15.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Allowance for Credit Losses

A summary of changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$47	$7,602	$1,403	$9,694	$2	$18,748
Charge-offs	—	(110)	(121)	—	—	(231)
Recoveries	—	—	4	—	—	4
Provision for loan losses	17	202	(53)	(749)	2	(581)
Ending balance	$64	$7,694	$1,233	$8,945	$4	$17,940

	Three Months Ended September 30, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$25	$7,018	$698	$10,217	$2	$17,960
Charge-offs	—	—	(28)	—	—	(28)
Recoveries	—	—	4	—	—	4
Provision for loan losses	(13)	177	517	(28)	—	653
Ending balance	$12	$7,195	$1,191	$10,189	$2	$18,589

	Nine Months Ended September 30, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$31	$7,265	$1,380	$10,066	$2	$18,744
Charge-offs	—	(173)	(294)	—	—	(467)
Recoveries	—	2	9	—	—	11
Provision for loan losses	33	600	138	(1,121)	2	(348)
Ending balance	$64	$7,694	$1,233	$8,945	$4	$17,940

	Nine Months Ended September 30, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$46	$6,876	$588	$10,597	$5	$18,112
Charge-offs	—	—	(28)	—	—	(28)
Recoveries	—	83	8	—	—	91
Provision for loan losses	(34)	236	623	(408)	(3)	414
Ending balance	$12	$7,195	$1,191	$10,189	$2	$18,589

The allowance for credit losses was $17.9 million as of September 30, 2025 compared to $18.7 million as of December 31, 2024, a decrease of $804,000. The decrease was primarily due to the decrease in reserves allocated to our individually analyzed loans and commercial and industrial loan portfolio due to charge-offs and decrease in loan balances, as well as the decrease in general reserves allocated to our residential real estate loan portfolio as a large amount of residential mortgage loans were moved from loans held for investment to loans held for sale during the nine months ended September 30, 2025. These decreases were offset by the increase in the general reserves allocated to our commercial real estate and construction and development loan portfolios due to loan growth.

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $233,000, $165,000 and $216,000 as of September 30, 2025, December 31, 2024 and September 30, 2024, respectively, and is included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value, less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value, less selling costs, at the time of foreclosure. As of September 30, 2025, there were $10.6 million, $1.3 million and $199,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. As of December 31, 2024, there were $14.2 million, $4.3 million and $569,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively. The allowance for credit losses allocated to these loans as of September 30, 2025 and December 31, 2024 was $243,000 and $748,000, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of September 30, 2025 and December 31, 2024:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
September 30, 2025	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$31,592	$—	$—	$—	$—	$—	$31,592
Commercial real estate	804,839	—	4,698	—	4,698	1,583	811,120
Commercial and industrial	68,147	—	108	—	108	848	69,103
Residential real estate	2,039,056	—	5,062	—	5,062	10,601	2,054,719
Consumer and other	325	—	—	—	—	—	325
Total	$2,943,959	$—	$9,868	$—	$9,868	$13,032	$2,966,859

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2024	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$21,390	$—	$—	$—	$—	$—	$21,390
Commercial real estate	752,686	1,705	1,257	—	2,962	3,316	758,964
Commercial and industrial	77,310	—	82	—	82	526	77,918
Residential real estate	2,271,175	10,777	3,283	—	14,060	14,168	2,299,403
Consumer and other	260	—	—	—	—	—	260
Total	$3,122,821	$12,482	$4,622	$—	$17,104	$18,010	$3,157,935

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of September 30, 2025 and December 31, 2024:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
September 30, 2025	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	1,583	—	1,583
Commercial and industrial	588	260	848
Residential real estate	—	10,601	10,601
Total	$2,171	$10,861	$13,032

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2024	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	1,738	1,578	3,316
Commercial and industrial	329	197	526
Residential real estate	—	14,168	14,168
Total	$2,067	$15,943	$18,010

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

The following tables present the loan portfolio’s amortized cost by loan type, risk rating and year of origination as of September 30, 2025 and December 31, 2024. There were no loans with a risk rating of Doubtful or Loss at September 30, 2025 and December 31, 2024.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
September 30, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total Loans
Construction and development
Pass	$5,389	$21,230	$—	$4,792	$181	$—	$—	$31,592
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$5,389	$21,230	$—	$4,792	$181	$—	$—	$31,592
Commercial real estate
Pass	$132,857	$108,929	$136,919	$191,370	$84,852	$138,114	$434	$793,475
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	443	4,660	17	12,525	—	17,645
Total commercial real estate	$132,857	$108,929	$137,362	$196,030	$84,869	$150,639	$434	$811,120

Commercial real estate:
Current period gross write offs	$—	$—	$—	$—	$110	$63	$—	$173

Commercial and industrial
Pass	$5,586	$5,450	$14,725	$9,349	$3,241	$3,428	$25,856	$67,635
Special Mention	—	—	—	—	—	496	—	496
Substandard	—	—	—	193	195	584	—	972
Total commercial and industrial	$5,586	$5,450	$14,725	$9,542	$3,436	$4,508	$25,856	$69,103

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$196	$98	$—	$294

Residential real estate
Pass	$278,058	$107,492	$107,882	$547,576	$678,016	$322,189	$—	$2,041,213
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	837	1,452	2,764	1,499	6,954	—	13,506
Total residential real estate	$278,058	$108,329	$109,334	$550,340	$679,515	$329,143	$—	$2,054,719
Consumer and other
Pass	$325	$—	$—	$—	$—	$—	$—	$325
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$325	$—	$—	$—	$—	$—	$—	$325

Total loans	$422,215	$243,938	$261,421	$760,704	$768,001	$484,290	$26,290	$2,966,859

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total Loans
Construction and development
Pass	$16,069	$620	$2,814	$183	$1,156	$—	$—	$20,842
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	548	—	—	—	548
Total construction and development	$16,069	$620	$2,814	$731	$1,156	$—	$—	$21,390
Commercial real estate
Pass	$124,106	$149,105	$196,578	$84,817	$71,425	$103,393	$380	$729,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	450	4,678	12,282	4,467	7,283	—	29,160
Total commercial real estate	$124,106	$149,555	$201,256	$97,099	$75,892	$110,676	$380	$758,964
Commercial and industrial
Pass	$5,938	$16,277	$10,660	$3,646	$1,954	$2,908	$34,167	$75,550
Special Mention	—	—	—	—	—	1,133	—	1,133
Substandard	—	—	193	405	349	288	—	1,235
Total commercial and industrial	$5,938	$16,277	$10,853	$4,051	$2,303	$4,329	$34,167	$77,918

Commercial and industrial:
Current period gross write offs	$—	$—	$64	$—	$—	$66	$—	$130

Residential real estate
Pass	$337,878	$167,059	$635,481	$743,553	$245,418	$152,943	$—	$2,282,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	415	1,638	2,047	2,910	1,529	8,532	—	17,071
Total residential real estate	$338,293	$168,697	$637,528	$746,463	$246,947	$161,475	$—	$2,299,403
Consumer and other
Pass	$260	$—	$—	$—	$—	$—	$—	$260
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$260	$—	$—	$—	$—	$—	$—	$260

Total loans	$484,666	$335,149	$852,451	$848,344	$326,298	$276,480	$34,547	$3,157,935

During the nine months ended September 30, 2025, two construction and development revolving loans totaling $2.7 million were converted to a commercial real estate term loan. During the year ended December 31, 2024, four construction and development revolving loans totaling $16.2 million were converted to commercial real estate term loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, payment deferrals, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During the nine months ended September 30, 2025, there was one commercial real estate loan modification totaling $12.2 million made to a borrower experiencing financial difficulty. The borrower of this loan modification was granted P&I payment deferrals totaling $324,000 so no payments were required to be made during the deferral period, which ended in May 2025. No loan modifications were made to borrowers experiencing financial difficulty during the three months ended September 30, 2025.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

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

The following table presents the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Three and Nine Months Ended September 30, 2024	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	233	—
Commercial and industrial	—	12	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$245	—%

No loan modifications previously made to borrowers experiencing financial difficulty defaulted during the three and nine months ended September 30, 2025. There was one commercial and industrial loan modification totaling $147,000 made to a borrower experiencing financial difficulty that defaulted during the three and nine months ended September 30, 2024. No charge-offs of previously modified loans were recorded during the three and nine months ended September 30, 2025 and 2024.

NOTE 4 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of September 30, 2025 and December 31, 2024, the unpaid principal balances of serviced loans totaled $460.7 million and $479.7 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Beginning of period	$6,823	$7,108	$7,274	$7,251
Change in fair value	165	201	(286)	58
End of period, fair value	$6,988	$7,309	$6,988	$7,309

Fair value at September 30, 2025 and December 31, 2024 was determined using discount rates ranging from 5.97% to 11.30% and 5.22% to 10.78%, respectively, and prepayment speeds ranging from 6.72% to 21.02% and 9.82% to 21.47%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 5 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at September 30, 2025 and December 31, 2024 was $538.7 million and $527.0 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mortgage loan servicing rights:	2025	2024	2025	2024
Beginning of period	$1,676	$1,454	$1,409	$1,273
Additions	126	310	663	1,232
Amortization expense	(159)	(216)	(414)	(957)
Valuation allowance	19	(252)	4	(252)
End of period, carrying value	$1,662	$1,296	$1,662	$1,296

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Valuation allowance:	2025	2024	2025	2024
Beginning balance	$35	$—	$20	$—
Additions expensed	—	252	43	252
Reductions credited to operations	(19)	—	(47)	—
Direct write-downs	—	—	—	—
Ending balance	$16	$252	$16	$252

 The fair value of servicing rights was $6.1 million and $6.8 million at September 30, 2025 and December 31, 2024, respectively. Fair value at September 30, 2025 was determined by using a discount rate of 12.61%, prepayment speeds of 18.58%, and a weighted average default rate of 1.66%. Fair value at December 31, 2024 was determined by using a discount rate of 13.07%, prepayment speeds of 16.82%, and a weighted average default rate of 1.52%.

NOTE 6 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2025 and December 31, 2024 are summarized as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Convertible advance maturing December 4, 2026; fixed rate of 3.739%	$50,000	$—
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	25,000
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	25,000
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	50,000
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	100,000
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	50,000
Convertible advance maturing May 14, 2027; fixed rate of 4.100%	75,000	75,000
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	50,000
Total FHLB advances	$425,000	$375,000

The FHLB advances outstanding at September 30, 2025 all have a conversion feature that allows the FHLB to call the advances every three months. At September 30, 2025 and December 31, 2024, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.08 billion and $1.07 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.03 billion and $2.27 billion at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, the Company had unsecured federal funds lines available with correspondent banks of approximately $52.5 million. There were no advances outstanding on these lines at September 30, 2025.

At September 30, 2025 and December 31, 2024, the Company had Federal Reserve Discount Window funds available of approximately $575.7 million and $539.3 million, respectively. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $720.2 million and $667.6 million as of September 30, 2025 and December 31, 2024, respectively, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of September 30, 2025.

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

The components of lease cost for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Operating lease cost	$533	$539	$1,693	$1,633
Variable lease cost	55	49	107	147
Short-term lease cost	—	—	—	—
Sublease income	—	—	—	—
Total net lease cost	$588	$588	$1,800	$1,780

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
September 30, 2026	$2,072
September 30, 2027	1,813
September 30, 2028	1,469
September 30, 2029	1,007
September 30, 2030	688
After September 30, 2030	1,522
Total lease payments	8,571
Less: interest discount	(867)
Present value of lease liabilities	$7,704

Supplemental Lease Information	September 30, 2025
Weighted-average remaining lease term (years)	5.8
Weighted-average discount rate	3.83%

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,655	$1,564
Operating cash flows from operating leases (lease liability reduction)	$1,430	$1,356
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$1,233	$—

NOTE 8 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into fourteen separate interest rate swap agreements with notional amounts totaling $800.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. Four of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements began in November 2023 or April 2024. Two of the interest rate swaps are a one-year forward two-year term swap (three-year total term) and a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023 or July 2023. The two remaining interest rate swaps are 3-year spot swaps where cash settlements began in June 2022 and December 2022. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $8.4 million and $20.4 million and an unrealized loss of $55,000 and $243,000 at September 30, 2025 and December 31, 2024, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During January 2025, the Company entered into three interest rate cap agreements with notional amounts totaling $200.0 million, all with a cap rate of 4.50%. One of these interest rate caps is a two-year spot cap where cash settlements began in February 2025. The other two interest rate caps are forward starting two-year term caps where cash settlements began in June 2025 or July 2025. During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million at a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The aggregate fair value of the interest rate caps, inclusive of unamortized interest rate cap premiums, amounted to an unrealized gain of $1.0 million and $1.4 million and an unrealized loss of $459,000 and $0 at September 30, 2025 and December 31, 2024, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At September 30, 2025, there were no cash deposits pledged as collateral by the Company. At September 30, 2025, the Company had $9.4 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2025	December 31, 2024
Notional amounts	$700,000	$800,000
Weighted-average pay rate	2.20%	2.28%
Weighted-average receive rate	4.32%	5.15%
Weighted-average maturity	4.3 years	4.2 years
Weighted-average remaining maturity	0.7 years	1.4 years
Net interest income	$11,892	$20,863

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2025	December 31, 2024
Notional amounts	$250,000	$50,000
Rate cap premiums	993	226
Weighted-average cap rate	4.10%	2.50%
Weighted-average maturity	2.8 years	5.0 years
Weighted-average remaining maturity	1.4 years	1.8 years
Net interest income	$341	$1,219

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2025 and December 31, 2024 include:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$107,853	$47,369
Standby letters of credit	$9,979	$5,782

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $107.9 million of unused lines of credit and $10.0 million for standby letters of credit as of September 30, 2025. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of September 30, 2025 and December 31, 2024 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	September 30, 2025
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$2,504	$—	$—	$2,504
States and political subdivisions	6,443	—	6,443	—
Mortgage-backed GSE residential	6,418	—	6,418	—
Total securities available for sale	15,365	—	12,861	2,504

Equity securities	18,605	18,605	—	—
SBA and USDA servicing asset	6,988	—	—	6,988
Interest rate derivatives	9,435	—	9,435	—
	$50,393	$18,605	$22,296	$9,492
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,497	$—	$—	$1,497	$129

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$514	$—	$514	$—

	December 31, 2024
							Total Gains
(Dollars in thousands)	Total	Level 1		Level 2		Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,467		$—		$—	$4,467
States and political subdivisions	6,537		—		6,537	—
Mortgage-backed GSE residential	6,387		—		6,387	—
Total securities available for sale	17,391		—		12,924	4,467

Equity securities	10,300		10,300		—	—
SBA and USDA servicing asset	7,274		—		—	7,274
Interest rate derivatives	21,790		—		21,790	—
	$56,755		$10,300		$34,714	$11,741
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,505	$		$		$1,505	$11
Foreclosed real estate, net	427		—		—	427	(278)
	$1,932		$—		$—	$1,932	$(267)

Liabilities
Recurring fair value measurements:
Interest rate swaps	$243		$—		$243	$—

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

SBA and USDA Servicing Assets: The fair values of the Company’s servicing assets are determined using Level 3 inputs. All separately recognized servicing assets and servicing liabilities are initially measured at fair value and at each reporting date and changes in fair value are reported in earnings in the period in which they occur.

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2025 and 2024:

	Obligations of	SBA and USDA
(Dollars in thousands)	U.S. Government	Servicing
Three Months Ended:	Entities and Agencies	Asset	Liabilities
Fair value, July 1, 2025	$2,534	$6,823	$—
Total gains included in income	—	165	—
Settlements	—	—	—
Prepayments/paydowns	(30)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, September 30, 2025	$2,504	$6,988	$—

Fair value, July 1, 2024	$4,554	$7,108	$—
Total gains included in income	—	201	—
Settlements	—	—	—
Prepayments/paydowns	(43)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, September 30, 2024	$4,511	$7,309	$—

Nine Months Ended:
Fair value, January 1, 2025	$4,467	$7,274	$—
Total losses included in income	—	(286)	—
Settlements	—	—	—
Prepayments/paydowns	(1,963)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, September 30, 2025	$2,504	$6,988	$—

Fair value, January 1, 2024	$4,637	$7,251	$—
Total gains included in income	—	58	—
Settlements	—	—	—
Prepayments/paydowns	(126)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, September 30, 2024	$4,511	$7,309	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at September 30, 2025 and December 31, 2024:

	Valuation	Unobservable	General
	Technique	Input	Range
September 30, 2025:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	6.72%-21.02%
		Discount rate	5.97%-11.30%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2024:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	4%-6%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	9.82%-21.47%
		Discount rate	5.22%-10.78%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024 are as follows:

	Carrying	Estimated Fair Value at September 30, 2025
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$227,158	$—	$227,158	$—	$227,158
Investment securities	33,970	18,605	12,861	2,504	33,970
FHLB stock	22,693	—	—	—	N/A
Loans held for sale	237,682	—	237,682	—	237,682
Loans, net	2,942,496	—	—	2,884,235	2,884,235
Accrued interest receivable	16,912	—	59	16,853	16,912
SBA and USDA servicing asset	6,988	—	—	6,988	6,988
Mortgage servicing asset	1,662	—	—	6,123	6,123
Interest rate derivatives	9,435	—	9,435	—	9,435
Financial Liabilities:
Deposits	2,693,084	—	2,693,084	—	2,693,084
Federal Home Loan Bank advances	425,000	—	428,230	—	428,230
Accrued interest payable	3,567	—	3,567	—	3,567
Interest rate derivatives	514	—	514	—	514

	Carrying	Estimated Fair Value at December 31, 2024
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$249,875	$—	$249,875	$—	$249,875
Investment securities	27,691	10,300	12,924	4,467	27,691
FHLB stock	20,251	—	—	—	N/A
Loans held for sale	—	—	—	—	—
Loans, net	3,139,191	—	—	3,043,446	3,043,446
Accrued interest receivable	15,858	—	99	15,759	15,858
SBA and USDA servicing asset	7,274	—	—	7,274	7,274
Mortgage servicing asset	1,409	—	—	6,760	6,760
Interest rate derivatives	21,790	—	21,790	—	21,790
Financial Liabilities:
Deposits	2,736,798	—	2,735,977	—	2,735,977
Federal Home Loan Bank advances	375,000	—	376,950	—	376,950
Accrued interest payable	3,498	—	3,498	—	3,498
Interest rate derivatives	243	—	243	—	243

NOTE 11 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of September 30, 2025 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2025 and December 31, 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2025 and December 31, 2024.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of September 30, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$460,549	20.74%	233,111	10.5%	N/A	N/A
Bank	458,026	20.63%	233,105	10.5	222,005	10.0%
September 1, 2025 to September 30, 2025
Consolidated	442,376	19.93%	188,709	8.5%	N/A	N/A
Bank	439,853	19.81%	188,704	8.5	177,604	8.0%
Common Tier 1 (CET1)
Consolidated	442,376	19.93%	155,407	7.0%	N/A	N/A
Bank	439,853	19.81%	155,404	7.0	144,303	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	442,376	12.21%	144,971	4.0%	N/A	N/A
Bank	439,853	12.14%	144,951	4.0	181,188	5.0%

As of December 31, 2024:
Total Capital (to Risk Weighted Assets)
Consolidated	$427,083	20.05%	223,622	10.5%	N/A	N/A
Bank	424,383	19.93%	223,616	10.5	212,968	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	408,174	19.17%	181,027	8.5%	N/A	N/A
Bank	405,474	19.04%	181,023	8.5	170,374	8.0%
Common Tier 1 (CET1)
Consolidated	408,174	19.17%	149,081	7.0%	N/A	N/A
Bank	405,474	19.04%	149,077	7.0	138,429	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	408,174	11.57%	141,149	4.0%	N/A	N/A
Bank	405,474	11.49%	141,127	4.0	176,409	5.0%

NOTE 12 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At September 30, 2025, 240,000 stock options had been granted and 985,783 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2025 is presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2025	169,134	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2025	169,134	$12.70

The Company recognized no compensation expense for stock options during the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the nine months ended September 30, 2025 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2025	207,865	$20.20
Granted	106,882	27.94
Vested	(136,238)	21.31
Forfeited	—	—
Nonvested at September 30, 2025	178,509	$23.99

During the three months ended September 30, 2025 and 2024, the Company recognized compensation expense for restricted stock of $939,000 and $837,000, respectively. During the nine months ended September 30, 2025 and 2024, the Company recognized compensation expense for restricted stock of $2.0 million and $1.8 million, respectively. As of September 30, 2025 and December 31, 2024, there was $3.7 million and $2.9 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of September 30, 2025, the cost is expected to be recognized over a weighted-average period of 2.2 years.

NOTE 13 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Basic earnings per share
Net Income	$17,270	$16,701	$50,393	$48,269

Weighted average common shares outstanding	25,537,746	25,331,916	25,462,345	25,261,347

Basic earnings per common share	$0.68	$0.66	$1.98	$1.91

Diluted earnings per share
Net Income	$17,270	$16,701	$50,393	$48,269

Weighted average common shares outstanding for basic earnings per common share	25,537,746	25,331,916	25,462,345	25,261,347
Add: Dilutive effects of restricted stock and options	273,676	342,942	273,343	329,725

Average shares and dilutive potential common shares	25,811,422	25,674,858	25,735,688	25,591,072

Diluted earnings per common share	$0.67	$0.65	$1.96	$1.89

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and nine months ended September 30, 2025 and 2024.

NOTE 14 – BUSINESS COMBINATION

First IC Corporation

On March 16, 2025, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with First IC Corporation, a Georgia corporation (“First IC”), and First IC Bank, a Georgia-state chartered bank and the wholly-owned subsidiary of First IC (“First IC Bank”), whereby First IC will be merged with and into the Company and First IC Bank will be merged with and into the Bank. Each share of First IC common stock will, at the effective time of the transaction, be converted into the right to receive the pro-rata share of (1) $111,965,213 in cash and (2) 3,384,588 shares of Company common stock, each as may be adjusted in accordance with the terms of the Reorganization Agreement. At September 30, 2025, First IC had approximately $1.2 billion in total assets, $1.1 billion in total loans and $916.1 million in total deposits. The pro forma company is projected to have approximately $4.8 billion in total assets, $3.6 billion in total deposits and $4.2 billion in total loans.

On July 15, 2025, the Company and the Bank announced their receipt of all required regulatory approvals and non-objections to complete the transactions contemplated by the Reorganization Agreement. In addition, on July 15, 2025, First IC’s shareholders voted to approve the Reorganization Agreement and the transactions contemplated thereby, including the merger.

The merger is expected to be completed later in the fourth quarter of 2025, and remains subject to the satisfaction of customary closing conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2024 through September 30, 2025 and on our results of operations for the three and nine months ended September 30, 2025 and 2024. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), slowdowns in economic growth, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in the interest rate environment (including changes to the federal funds rate and the impact on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of prolonged elevated interest rates and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impacts related to our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards, including in our construction and development, commercial and industrial and owner-occupied commercial real estate loan categories;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our focus on small and mid-sized businesses;
●	our ability to manage our growth;
●	the risks related to the pending First IC Corporation merger including, without limitation: (i) the diversion of management’s time on issues related to the merger; (ii) unexpected transaction costs, including the costs of integrating operations; (iii) the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; (iv) the potential failure to fully or timely realize expected revenues and revenue synergies, including as the result of revenues following the merger being lower than expected; (v) the risk of deposit and customer attrition and changes in deposit mix; (vi) unexpected operating and other costs, which may differ or change from expectations; (vii) the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; and (viii) increased competitive pressures and solicitations of customers by competitors;
●	potential delays or other problems in implementing and executing our growth, expansion and acquisition or divestment strategies, including delays in obtaining regulatory or other necessary approvals or the failure to realize any anticipated benefits or synergies from any acquisitions or growth strategies;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceeding against us or to which we may become subject to and the potential effect on our reputation;
●	the impact of recent and future legislative and regulatory changes;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	the potential implementation of a regulatory reform agenda under the current presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;

●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the development of generative artificial intelligence, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;
●	risks related to diversity, equity and inclusion (“DEI”) and environmental, social and governance (“ESG”) strategies and initiatives, the scope and pace of which could alter the Company’s reputation and shareholder, associate, customer and third-party affiliations or result in litigation in connection with anti-DEI and anti-ESG laws, rules or activism;

●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	the effects of the current U.S. government shutdown, including the impact of prolonged closures or staffing reductions at government agencies effecting our business or our customers; and
●	other risks and factors identified in the Company’s 2024 Form 10-K, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

Pending Acquisition of First IC Corporation and First IC Bank

On March 16, 2025, the Company and the Bank entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) with First IC Corporation, a Georgia corporation (“First IC”), and First IC Bank, a Georgia-state chartered bank and the wholly-owned subsidiary of First IC (“First IC Bank”), whereby First IC will be merged with and into the Company and First IC Bank will be merged with and into the Bank. Each share of First IC common stock will, at the effective time of the transaction, be converted into the right to receive the pro-rata share of (1) $111,965,213 in cash and (2) 3,384,588 shares of Company common stock, each as may be adjusted in accordance with the terms of the Reorganization Agreement. At September 30, 2025, First IC had approximately $1.2 billion in total assets, $1.1 billion in total loans and $916.1 million in total deposits. The pro forma company is projected to have approximately $4.8 billion in total assets, $3.6 billion in total deposits and $4.2 billion in total loans.

On July 15, 2025, the Company and the Bank announced their receipt of all required regulatory approvals and non-objections to complete the transactions contemplated by the Reorganization Agreement. In addition, on July 15, 2025, First IC’s shareholders voted to approve the Reorganization Agreement and the transactions contemplated thereby, including the merger.

The merger is expected to be completed later in the fourth quarter of 2025, and remains subject to the satisfaction of customary closing conditions.

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

Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of

Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1 of our consolidated financial statements as of December 31, 2024 in the Company’s 2024 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2024.

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers.

The reserve for credit losses consists of the allowance for credit losses (“ACL”) and the allowance for unfunded commitments. The estimate of expected credit losses under the current expected credit loss (“CECL”) methodology is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for loan-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, we consider forecasts about future economic conditions that are reasonable and supportable. The allowance for unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit. This allowance is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur.

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

See Note 1 and Note 3 of our consolidated financial statements as of December 31, 2024 in the Company’s 2024 Form 10-K and as of September 30, 2025, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 20 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of September 30, 2025, we had total assets of $3.63 billion, total loans of $3.20 billion, total deposits of $2.69 billion and total shareholders’ equity of $445.9 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and for the nine months ended September 30, 2025 and 2024. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2025	2025	2025	2024	2024	2025	2024
Selected income statement data:
Interest income	$54,003	$54,049	$52,519	$52,614	$53,833	$160,571	$160,299
Interest expense	22,211	21,871	21,965	22,554	23,544	66,047	72,213
Net interest income	31,792	32,178	30,554	30,060	30,289	94,524	88,086
Provision for credit losses	(543)	129	135	202	582	(279)	314
Noninterest income	6,178	5,733	5,456	5,321	6,615	17,367	17,742
Noninterest expense	14,674	14,113	13,799	14,326	13,660	42,586	39,053
Income tax expense	6,569	6,843	5,779	4,618	5,961	19,191	18,192
Net income	17,270	16,826	16,297	16,235	16,701	50,393	48,269
Per share data:
Basic income per share	$0.68	$0.66	$0.64	$0.64	$0.66	$1.98	$1.91
Diluted income per share	$0.67	$0.65	$0.63	$0.63	$0.65	$1.96	$1.89
Dividends per share	$0.25	$0.23	$0.23	$0.23	$0.20	$0.71	$0.60
Book value per share (at period end)	$17.46	$17.08	$16.85	$16.59	$16.07	$17.46	$16.07
Shares of common stock outstanding	25,537,746	25,537,746	25,402,782	25,402,782	25,331,916	25,537,746	25,331,916
Weighted average diluted shares	25,811,422	25,715,206	25,707,989	25,659,483	25,674,858	25,735,688	25,591,072
Performance ratios:
Return on average assets	1.89%	1.87%	1.85%	1.82%	1.86%	1.87%	1.80%
Return on average equity(1)	15.69	15.74	15.67	15.84	16.26	15.70	16.27
Dividend payout ratio	37.23	35.01	36.14	36.18	30.58	36.13	31.66
Yield on total loans	6.37	6.49	6.40	6.31	6.43	6.42	6.41
Yield on average earning assets	6.24	6.34	6.31	6.25	6.36	6.30	6.36
Cost of average interest bearing liabilities	3.42	3.39	3.48	3.55	3.69	3.43	3.77
Cost of deposits	3.28	3.25	3.36	3.45	3.61	3.30	3.74
Net interest margin	3.68	3.77	3.67	3.57	3.58	3.71	3.50
Efficiency ratio(2)	38.65	37.23	38.32	40.49	37.01	38.06	36.90
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.03%	0.01%	0.02%	0.01%	0.00%	0.02%	(0.00)%

Nonperforming assets to gross loans and OREO	0.47	0.49	0.59	0.58	0.51	0.47	0.51
ACL to nonperforming loans	137.66	129.76	110.52	104.08	129.85	137.66	129.85
ACL to loans held for investment	0.60	0.60	0.59	0.59	0.60	0.60	0.60
Balance sheet and capital ratios:
Gross loans held for investment to deposits	110.43%	116.34%	114.73%	115.66%	113.67%	110.43%	113.67%
Noninterest bearing deposits to deposits	20.22	20.41	19.73	19.60	20.29	20.22	20.29
Investment securities to assets	0.94	0.93	0.93	0.77	0.81	0.94	0.81
Common equity to assets	12.29	12.06	11.69	11.72	11.41	12.29	11.41
Leverage ratio	12.21	11.91	11.76	11.57	11.12	12.21	11.12
Common equity tier 1 ratio	19.93	19.91	19.23	19.17	19.12	19.93	19.12
Tier 1 risk-based capital ratio	19.93	19.91	19.23	19.17	19.12	19.93	19.12
Total risk-based capital ratio	20.74	20.78	20.09	20.05	20.03	20.74	20.03
Mortgage and SBA loan data:
Mortgage loans serviced for others	$538,675	$559,112	$537,590	$527,039	$556,442	$538,675	$556,442
Mortgage loan production	168,562	93,156	91,122	103,250	122,355	352,840	310,427
Mortgage loan sales	18,248	54,309	40,051	—	54,193	112,608	187,490
SBA loans serviced for others	460,720	480,867	474,143	479,669	487,359	460,720	487,359
SBA loan production	17,777	29,337	20,012	35,730	35,839	67,126	55,533
SBA loan sales	13,415	20,707	16,579	19,236	28,858	50,701	52,923
(1)	Our return on average equity, excluding average accumulated other comprehensive income and merger-related expenses (non-GAAP financial measurement), for the three months ended September 30, 2025 and 2024 was 16.10% and 17.25%, respectively. Our return on average equity, excluding average accumulated other comprehensive income and merger-related expenses (non-GAAP financial measurement), for the nine months ended September 30, 2025 and 2024 was 16.25% and 17.27%, respectively.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Non-GAAP Financial Measures

This Form 10-Q includes financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). This financial information includes “return on average equity”, which excludes average accumulated other comprehensive income and merger-related expenses. These measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP, and are not necessarily comparable to non-GAAP measures that may be presented by other companies.

The following table reconciles the non-GAAP financial measurement for return on average equity to the most directly comparable GAAP measurement for return on average equity for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Average shareholder’s equity (GAAP)	$436,619	$408,665	$429,035	$396,304
Less: average accumulated other comprehensive income	(5,552)	(23,539)	(9,099)	(22,918)
Adjusted average shareholder’s equity (non-GAAP)	$431,067	$385,126	$419,936	$373,386

Net income (GAAP)	$17,270	$16,701	$50,393	$48,269
Less: First IC-merger related expenses (net of tax effect)	218	—	650	—
Adjusted net income (non-GAAP)	$17,488	$16,701	$51,043	$48,269

Return on average shareholder’s equity (GAAP)	15.69%	16.26%	15.70%	16.27%
Adjusted return on average shareholder’s equity (non-GAAP)	16.10%	17.25%	16.25%	17.27%

Results of Operations

We recorded net income of $17.3 million for the three months ended September 30, 2025 compared to $16.7 million for the three months ended September 30, 2024, an increase of $569,000, or 3.4%. This increase was due to an increase in net interest income of $1.5 million and a decrease in provision for credit losses of $1.1 million, offset by increases in noninterest expense of $1.0 million and income tax expense of $608,000 and a decrease in noninterest income of $437,000.

For the nine months ended September 30, 2025, we recorded net income of $50.4 million compared to $48.3 million for the nine months ended September 30, 2024, an increase of $2.1 million, or 4.4%. This increase was due to an increase in net interest income of $6.4 million and a decrease in provision for credit losses of $593,000, offset by increases in noninterest expense $3.5 million and income tax expense of $1.0 million and a decrease in noninterest income of $375,000.

Basic and diluted earnings per common share for the three months ended September 30, 2025 was $0.68 and $0.67, respectively, compared to $0.66 and $0.65 for the basic and diluted earnings per common share for the three months ended September 30, 2024. For the nine months ended September 30, 2025, basic and diluted earnings per common share was $1.98 and $1.96, respectively, compared to $1.91 and $1.89 for the nine months ended September 30, 2024, respectively.

Interest Income

Interest income totaled $54.0 million for the three months ended September 30, 2025, an increase of $170,000, or 0.3%, from the three months ended September 30, 2024, primarily due to a $59.5 million increase in average loan balances and a $4.1 million increase in the average total investments balance, offset by an 83 basis points decrease in the total investments yield and a six basis points decrease in the loan yield. The increase in average loans is due to an increase of $72.0 million in average commercial real estate loans, an increase of $15.0 million in average construction and development loans and an increase of $7.1 million in commercial and industrial loans, offset by a decrease of $34.5 million in average residential real estate loans. As compared to the three months ended September 30, 2024, the yield on average interest-earning assets decreased by 12 basis points to 6.24% from 6.36% with the yield on average loans decreasing by six basis points and the yield on average total investments decreasing by 83 basis points.

Interest income totaled $160.6 million for the nine months ended September 30, 2025 compared to $160.3 million for the same period in 2024, an increase of $272,000, or 0.2%, primarily due to a $22.7 million increase in average loan balances and a $20.3 million increase in the average total investments balance, offset by a 99 basis point decrease in the total investments yield. The increase in average loans is due to an increase of $68.7 million in average commercial real estate loans, an increase of $10.1 million in average construction and development loans and an increase of $5.8 million in average commercial and industrial loans, offset by a $61.9 million decrease in average residential mortgage loans. As compared to the nine months ended September 30, 2024, the yield on average interest-earning assets decreased by six basis points to 6.30% from 6.36% with the yield on average loans increasing by one basis point and the yield on average total investments decreasing by 99 basis points.

Interest Expense

Interest expense for the three months ended September 30, 2025 decreased $1.3 million, or 5.7%, to $22.2 million compared to interest expense of $23.5 million for the three months ended September 30, 2024, primarily due to a 33 basis points decrease in deposit costs coupled with a $10.4 million decrease in average deposit balances, offset by a $49.3 million increase in the average borrowings balance. The 33 basis points decrease in deposit costs was primarily driven by an 81 basis points decrease in the cost on average time deposits, offset by a 55 basis points increase in the cost on average interest-bearing demand deposits and savings accounts and a 15 basis points increase in the cost of average money market deposits. Average time deposits and money market deposits decreased by $71.2 million and $8.0 million, respectively, while average interest-bearing demand deposits and savings accounts increased by $68.8 million. Average borrowings for the three months ended September 30, 2025 increased by $49.3 million while borrowing costs decreased by five basis points compared to the three months ended September 30, 2024.

Interest expense totaled $66.0 million for the nine months ended September 30, 2025, a decrease of $6.2 million, or 8.5%, compared to the same period in 2024, primarily due to a 44 basis points decrease in deposit costs coupled with a $33.3 million decrease in average interest-bearing deposit balances. Average borrowings outstanding for the nine months ended September 30, 2025 increased by $50.9 million with an increase in rate of 17 basis points compared to the same period in 2024.

The Company currently has effective interest rate derivative agreements totaling $950.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.70%. During the three and nine months ended September 30, 2025, we recorded a credit to interest expense of $3.8 million and $12.2 million, respectively, from the benefit received on these interest rate derivatives compared to a credit to interest expense of $6.4 million and $17.0 million recorded during the three and nine month periods ended September 30, 2024, respectively. Based on the Federal Funds Effective rate as of September 30, 2025 (4.09%), the Company would estimate to record a credit to interest expense of approximately $3.2 million for the remainder of 2025 and $7.6 million in 2026 from the benefit received on these interest rate derivatives. See Note 8 of our consolidated financial statements as of September 30, 2025, included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives.

Net Interest Margin

The net interest margin for the three months ended September 30, 2025 increased by 10 basis points to 3.68% from 3.58% for the three months ended September 30, 2024, primarily due to a 27 basis points decrease in the cost of average interest-bearing liabilities of $2.57 billion, offset by a 12 basis points decrease in the yield on average interest-earning assets of $3.43 billion. Average earning assets for the three months ended September 30, 2025 increased by $63.6 million from the three months ended September 30, 2024, due to a $59.5 million increase in average loans and a $4.1 million increase in average total investments. Average interest-bearing liabilities for the three months ended September 30, 2025 increased by $38.9 million from the three months ended September 30, 2024, driven by the increase in average borrowings of $49.3 million, offset by a $10.4 million decrease in average interest-bearing deposits.

The net interest margin for the nine months ended September 30, 2025 increased by 21 basis points to 3.71% from 3.50% for the nine months ended September 30, 2024, primarily due to a 34 basis points decrease in the cost of average interest-bearing liabilities of $2.57 billion, offset by a six basis points decrease in the yield on average interest-earning assets of $3.41 billion. Average earning assets increased by $43.0 million, due to a $22.7 million increase in average loans and a $20.3 million increase in average total investments. Average interest-bearing liabilities increased by $17.6 million, primarily driven by an increase in average borrowings of $50.9 million, offset by a $33.3 million decrease in average interest-bearing deposit balances.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The increase in our net interest margin is primarily the result of our decreasing deposit costs.

Average Balances, Interest and Yields

The following tables present, for the three and nine months ended September 30, 2025 and 2024, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended September 30,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$219,283	$2,760	4.99%	$220,826	$3,308	5.96%
Investment securities	36,960	268	2.88	31,309	189	2.40
Total investments	256,243	3,028	4.69	252,135	3,497	5.52
Construction and development	29,130	613	8.35	14,170	302	8.48
Commercial real estate	812,759	17,239	8.42	740,720	17,132	9.20
Commercial and industrial	71,655	1,600	8.86	64,584	1,593	9.81
Residential real estate	2,261,108	31,480	5.52	2,295,573	31,267	5.42
Consumer and other	327	43	52.17	394	42	42.41
Gross loans(2)	3,174,979	50,975	6.37	3,115,441	50,336	6.43
Total earning assets	3,431,222	54,003	6.24	3,367,576	53,833	6.36
Noninterest-earning assets	193,365			207,093
Total assets	3,624,587			3,574,669
Interest-bearing liabilities:
NOW and savings deposits	188,576	1,476	3.11	119,759	770	2.56
Money market deposits	974,500	6,480	2.64	982,517	6,156	2.49
Time deposits	986,719	9,843	3.96	1,057,956	12,676	4.77
Total interest-bearing deposits	2,149,795	17,799	3.28	2,160,232	19,602	3.61
Borrowings	425,000	4,412	4.12	375,677	3,942	4.17
Total interest-bearing liabilities	2,574,795	22,211	3.42	2,535,909	23,544	3.69
Noninterest-bearing liabilities:
Noninterest-bearing deposits	538,755			542,939
Other noninterest-bearing liabilities	74,418			87,156
Total noninterest-bearing liabilities	613,173			630,095
Shareholders’ equity	436,619			408,665
Total liabilities and shareholders’ equity	$3,624,587			$3,574,669
Net interest income		$31,792			$30,289
Net interest spread			2.82			2.67
Net interest margin			3.68			3.58
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30,
	2025			2024
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$203,740	$7,706	5.06%	$187,398	$8,729	6.22%
Investment securities	35,363	701	2.65	31,428	590	2.51
Total investments	239,103	8,407	4.70	218,826	9,319	5.69
Construction and development	26,933	1,673	8.31	16,871	1,127	8.92
Commercial real estate	800,301	51,008	8.52	731,573	50,270	9.18
Commercial and industrial	71,905	4,732	8.80	66,116	4,894	9.89
Residential real estate	2,270,373	94,603	5.57	2,332,271	94,565	5.42
Consumer and other	323	148	61.26	311	124	53.26
Gross loans(2)	3,169,835	152,164	6.42	3,147,142	150,980	6.41
Total earning assets	3,408,938	160,571	6.30	3,365,968	160,299	6.36
Noninterest-earning assets	196,632			214,756
Total assets	3,605,570			3,580,724
Interest-bearing liabilities:
NOW and savings deposits	168,503	3,516	2.79	140,539	2,852	2.71
Money market deposits	1,005,777	19,617	2.61	1,019,394	21,984	2.88
Time deposits	986,618	30,139	4.08	1,034,256	36,606	4.73
Total interest-bearing deposits	2,160,898	53,272	3.30	2,194,189	61,442	3.74
Borrowings	413,853	12,775	4.13	362,965	10,771	3.96
Total interest-bearing liabilities	2,574,751	66,047	3.43	2,557,154	72,213	3.77
Noninterest-bearing liabilities:
Noninterest-bearing deposits	529,075			536,807
Other noninterest-bearing liabilities	72,709			90,459
Total noninterest-bearing liabilities	601,784			627,266
Shareholders’ equity	429,035			396,304
Total liabilities and shareholders’ equity	$3,605,570			$3,580,724
Net interest income		$94,524			$88,086
Net interest spread			2.87			2.59
Net interest margin			3.71			3.50
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$(20)	$(528)	$(548)
Investment securities	273	(194)	79
Total investments	253	(722)	(469)
Construction and development	320	(9)	311
Commercial real estate	1,581	(1,474)	107
Commercial and industrial	170	(163)	7
Residential real estate	(442)	655	213
Consumer and Other	(1)	2	1
Gross loans(2)	1,628	(989)	639
Total earning assets	1,881	(1,711)	170
Interest-bearing liabilities:
NOW and savings deposits	213	493	706
Money market deposits	(592)	916	324
Time deposits	(797)	(2,036)	(2,833)
Total interest-bearing deposits	(1,176)	(627)	(1,803)
Borrowings	519	(49)	470
Total interest-bearing liabilities	(657)	(676)	(1,333)
Net interest income	$2,538	$(1,035)	$1,503
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$633	$(1,656)	$(1,023)
Investment securities	535	(424)	111
Total investments	1,168	(2,080)	(912)
Construction and development	549	(3)	546
Commercial real estate	5,052	(4,314)	738
Commercial and industrial	401	(563)	(162)
Residential real estate	(2,995)	3,033	38
Consumer and Other	21	3	24
Gross loans(2)	3,028	(1,844)	1,184
Total earning assets	4,196	(3,924)	272
Interest-bearing liabilities:
NOW and savings deposits	421	243	664
Money market deposits	(2,173)	(194)	(2,367)
Time deposits	(4,724)	(1,743)	(6,467)
Total interest-bearing deposits	(6,476)	(1,694)	(8,170)
Borrowings	1,571	433	2,004
Total interest-bearing liabilities	(4,905)	(1,261)	(6,166)
Net interest income	$9,101	$(2,663)	$6,438
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

We recorded a credit to the provision for credit losses of $543,000 and $279,000 during the three and nine months ended September 30, 2025 compared to a provision for credit losses of $582,000 and $314,000 recorded during the three and nine months ended September 30, 2024. The credit to provision expense recorded during the nine months ended September 30, 2025 was primarily due to the decrease in reserves allocated to our individually analyzed loans, as well as the decrease in general reserves allocated to our residential mortgage loan portfolio as a large amount of residential mortgage loans were moved from loans held for investment to loans held for sale during the three months ended September 30, 2025, partially offset by the increase in reserves allocated to our commercial real estate loan portfolio and unfunded loan commitments. Our ACL as a percentage of gross loans for the periods ended September 30, 2025, December 31, 2024 and September 30, 2024 was 0.60%, 0.59% and 0.60%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2025 was $6.2 million, a decrease of $437,000, or 6.6%, compared to $6.6 million for the three months ended September 30, 2024. Noninterest income for the nine months ended September 30, 2025 was $17.4 million, a decrease of $375,000, or 2.1%, compared to $17.7 million for the nine months ended September 30, 2024.

The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$551	$531	$20	3.8%	$1,556	$1,510	$46	3.0%
Other service charges, commissions and fees	2,376	1,915	461	24.1	5,592	5,100	492	9.6
Gain on sale of residential mortgage loans	166	526	(360)	(68.4)	1,144	1,925	(781)	(40.6)
Mortgage servicing income, net	516	422	94	22.3	1,915	1,758	157	8.9
Gain on sale of SBA loans	558	1,083	(525)	(48.5)	1,859	2,134	(275)	(12.9)
SBA servicing income, net	1,203	1,231	(28)	(2.3)	2,758	3,287	(529)	(16.1)
Other income	808	907	(99)	(10.9)	2,543	2,028	515	25.4
Total noninterest income	$6,178	$6,615	$(437)	(6.6)%	$17,367	$17,742	$(375)	(2.1)%

Service charges on deposit accounts increased $20,000, or 3.8%, to $551,000 for the three months ended September 30, 2025 compared to $531,000 for the three months ended September 30, 2024. Service charges on deposit accounts were $1.6 million for the nine months ended September 30, 2025 compared to $1.5 million for the nine months ended September 30, 2024, an increase of $46,000, or 3.0%. These increases were primarily attributable to higher service charges on business checking accounts, analysis fees, overdraft fees and charge back fees.

Other service charges, commissions and fees increased $461,000, or 24.1%, to $2.4 million for the three months ended September 30, 2025 compared to $1.9 million for the three months ended September 30, 2024. Other service charges, commissions and fees increased $492,000, or 9.6%, to $5.6 million for the nine months ended September 30, 2025 compared to $5.1 million for the nine months ended September 30, 2024. These increases were mainly attributable to higher origination,  underwriting and processing fees earned from our origination of residential mortgage loans. Mortgage loan originations totaled $168.6 million and $352.8 million during the three and nine months ended September 30, 2025, compared to $122.4 million and $310.4 million during the three and nine months ended September 30, 2024.

Total gain on sale of loans was $724,000 for the three months ended September 30, 2025 compared to $1.6 million for the three months ended September 30, 2024, a decrease of $885,000, or 55.0%. Total gain on sale of loans was $3.0 million for the nine months ended September 30, 2025 compared to $4.1 million for the nine months ended September 30, 2024, a decrease of $1.1 million, or 26.0%.

Gain on sale of residential mortgage loans totaled $166,000 and $1.1 million for the three and nine months ended September 30, 2025 as we sold $18.2 million and $112.6 million in residential mortgage loans during these periods with an average premium of 1.06% and 1.08%, respectively. Gain on sale of residential mortgage loans totaled $526,000 and $1.9 million for the three and nine months ended September 30, 2024 as we sold $54.2 million and $187.5 million in residential mortgage loans during these periods with an average premium of 1.05%.

Gain on sale of SBA loans totaled $558,000 and $1.9 million for the three and nine months ended September 30, 2025 compared to $1.1 million and $2.1 million for the three and nine months ended September 30, 2024. We sold $13.4 million and $50.7 million in SBA loans during the three and nine months ended September 30, 2025 with average premiums of

6.13% and 5.89%, respectively. We sold $28.9 million and $52.9 million in SBA loans during the three and nine months ended September 30, 2024 with average premiums of 6.67% and 6.69%, respectively.

Mortgage loan servicing income, net of amortization, increased by $94,000, or 22.3%, to $516,000 during the three months ended September 30, 2025 compared to $422,000 for the three months ended September 30, 2024. Mortgage loan servicing income increased by $157,000, or 8.9%, to $1.9 million during the nine months ended September 30, 2025 compared to $1.8 million for the nine months ended September 30, 2024. The changes in mortgage loan servicing income were primarily due to decreases in mortgage servicing amortization and fair value impairment on our mortgage servicing assets, offset by decreases in capitalized mortgage servicing assets and mortgage servicing fees. Included in mortgage loan servicing income for the three and nine months ended September 30, 2025 was $530,000 and $1.7 million in mortgage servicing fees compared to $580,000 and $1.7 million for the three and nine months ended September 30, 2024 and capitalized mortgage servicing assets of $126,000 and $663,000 for the three and nine months ended September 30, 2025 compared to $310,000 and $1.2 million for the three and nine months ended September 30, 2024. These amounts were offset by mortgage loan servicing asset amortization of $159,000 and $414,000 for the three and nine months ended September 30, 2025 compared to $216,000 and $957,000 during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2025, we recorded a fair value impairment recovery of $19,000 and $4,000, respectively, on our mortgage servicing assets. During the three and nine months ended September 30, 2024, we recorded a fair value impairment of $252,000 on our mortgage servicing assets. Our total residential mortgage loan servicing portfolio was $538.7 million at September 30, 2025 compared to $556.4 million at September 30, 2024.

SBA servicing income decreased by $28,000, or 2.3%, to $1.2 million for the three months ended September 30, 2025 compared to $1.2 million for the three months ended September 30, 2024. SBA servicing income was $2.8 million for the nine months ended September 30, 2025 compared to $3.3 million for the nine months ended September 30, 2024, a decrease of $529,000, or 16.1%. Our total SBA and USDA loan servicing portfolio was $460.7 million as of September 30, 2025 compared to $487.4 million as of September 30, 2024. Included in SBA servicing income for the three and nine months ended September 30, 2025 was $1.0 million and $3.0 million in SBA servicing fees compared to $1.0 million and $3.2 million for the three and nine months ended September 30, 2024. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended September 30, 2025, we recorded a $165,000 fair value increase to our SBA servicing rights compared to a $201,000 fair value increase to our SBA servicing rights during the three months ended September 30, 2024. During the nine months ended September 30, 2025, we recorded a $286,000 fair value charge to our SBA servicing rights compared to a $58,000 fair value increase during the nine months ended September 30, 2024.

Other noninterest income decreased by $99,000, or 10.9%, to $808,000 for the three months ended September 30, 2025 compared to $907,000 for the three months ended September 30, 2024. Other noninterest income was $2.5 million for the nine months ended September 30, 2025 compared to $2.0 million for the nine months ended September 30, 2024, an increase of $515,000, or 25.4%. The increase for the nine months ended September 30, 2025 was mainly due to increases in bank owned life insurance income, gains on sale of foreclosed real estate and unrealized gains on our equity securities. The largest component of other noninterest income is the income on bank owned life insurance which totaled $628,000 and $1.9 million, respectively, for the three and nine months ended September 30, 2025 compared to $609,000 and $1.7 million, respectively for the three and nine months ended September 30, 2024. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $124,000 (gain) and $305,000 (gain) for the three and nine months ended September 30, 2025, respectively, compared to $292,000 (gain) and $233,000 (gain) for the three and nine months ended September 30, 2024, respectively.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2025 was $14.5 million compared to $13.7 million for the three months ended September 30, 2024, an increase of $1.0 million, or 7.4%. Noninterest expense for the nine months ended September 30, 2025 was $42.6 million compared to $39.1 million for the nine months ended September 30, 2024, an increase of $3.5 million, or 9.0%.

The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$8,953	$8,512	$441	5.2%	$26,000	$23,930	$2,070	8.7%
Occupancy and equipment	1,410	1,430	(20)	(1.4)	4,207	4,118	89	2.2
Data processing	394	311	83	26.7	1,068	958	110	11.5
Advertising	161	145	16	11.0	477	474	3	0.6
Other expenses	3,756	3,262	494	15.1	10,834	9,573	1,261	13.2
Total noninterest expense	$14,674	$13,660	$1,014	7.4%	$42,586	$39,053	$3,533	9.0%

Salaries and employee benefits expense for the three months ended September 30, 2025 was $9.0 million compared to $8.5 million for the three months ended September 30, 2024, an increase of $441,000, or 5.2%. Salaries and employee benefits expense for the nine months ended September 30, 2025 was $26.0 million compared to $23.9 million for the nine months ended September 30, 2024, an increase of $2.1 million, or 8.7%. These increases were primarily attributable to higher employee salaries and incentives, loan officer commissions, stock-based compensation expense and employee insurance.

Occupancy and equipment expense for the three months ended September 30, 2025 was $1.4 million, a decrease of $20,000, or 1.4%, compared to the three months ended September 30, 2024. Occupancy and equipment expense for the nine months ended September 30, 2025 was $4.2 million compared to $4.1 million for the nine months ended September 30, 2024, an increase of $89,000, or 2.2%. These increases were primarily due to higher property taxes, utilities, maintenance expense, rent expense, and depreciation expense.

Data processing expense for the three months ended September 30, 2025 was $394,000 compared to $311,000 for the three months ended September 30, 2024, an increase of $83,000, or 26.7%. Data processing expense for the nine months ended September 30, 2025 was $1.1 million compared to $958,000 for the nine months ended September 30, 2024, an increase of $110,000, or 11.5%. These increases were primarily due to the continued growth in our loans and deposits, as well as enhancements to our existing systems.

Advertising expenses for the three and nine months ended September 30, 2025 remained relatively flat compared to the same periods in 2024.

Other expenses for the three months ended September 30, 2025 were $3.8 million compared to $3.3 million for the three months ended September 30, 2024, an increase of $494,000, or 15.1%. This increase was primarily due to higher FDIC insurance premiums, professional fees, security expenses, loan related expenses and First IC merger-related expenses, offset by lower foreclosed real estate related expenses. Other operating expenses for the nine months ended September 30, 2025 were $10.8 million compared to $9.6 million for the nine months ended September 30, 2024, an increase of $1.3 million, or 13.2%. This increase was primarily due to higher security expenses, professional fees, loan related expenses and First IC merger-related expenses, partially offset by lower FDIC insurance premiums and foreclosed real estate related expenses. First IC merger related expenses were $301,000 and $897,000 for the three and nine months ended September 30, 2025, respectively. We had no merger-related expenses during the three and nine month periods ended September 30, 2024. Included in other expenses for the nine months ended September 30, 2025 and 2024 were directors’ fees of approximately $551,000 and $477,000, respectively.

Income Tax Expense

Income tax expense for the three months ended September 30, 2025 and 2024 was $6.6 million and $6.0 million, respectively. The Company’s effective tax rates were 27.6% and 26.3% for the three months ended September 30, 2025 and 2024, respectively.

Income tax expense for the nine months ended September 30, 2025 and 2024 was $19.2 million and $18.2 million, respectively. The Company’s effective tax rates were 27.6% and 27.4% for the nine months ended September 30, 2025 and 2024, respectively.

Financial Condition

Total assets increased $35.4 million, or 1.0%, to $3.63 billion at September 30, 2025 as compared to $3.59 billion at December 31, 2024. The increase in total assets was primarily attributable to increases in loans held for sale of $237.7 million, other assets of $18.0 million, equity securities of $8.3 million, Federal Home Loan Bank stock of $2.4 million, bank owned life insurance of $1.9 million and accrued interest receivable of $1.1 million, partially offset by decreases in loans held for investment of $197.5 million, cash and due from banks of $22.4 million, interest rate derivatives of $12.4 million and securities available for sale of $2.0 million.

Our investment securities portfolio made up 0.94% of our total assets at September 30, 2025 compared to 0.77% at December 31, 2024.

Loans

Gross loans held for investment decreased $197.8 million, or 6.2%, to $2.97 billion as of September 30, 2025 as compared to $3.17 billion as of December 31, 2024. Our loan decrease during the nine months ended September 30, 2025 was comprised of an increase of $10.9 million, or 50.3%, in construction and development loans, an increase of $52.4 million, or 6.9%, in commercial real estate loans, a decrease of $8.8 million, or 11.2%, in commercial and industrial loans, a decrease of $252.4 million, or 11.0%, in residential real estate loans and an increase of $65,000, or 25.0%, in consumer and other loans. We had loans held for sale of $237.7 million as of September 30, 2025 compared to no loans held for sale as of December 31, 2024.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$32,415	1.0%	$21,569	0.7%
Commercial real estate	814,464	27.4%	762,033	24.1%
Commercial and industrial	69,430	2.4%	78,220	2.5%
Residential real estate	2,057,281	69.2%	2,303,234	72.7%
Consumer and other	325	—%	260	—%
Gross loans	$2,973,915	100.0%	$3,165,316	100.0%
Less unearned income	(7,056)		(7,381)
Total loans held for investment	$2,966,859		$3,157,935

SBA and USDA Loan Servicing

As of September 30, 2025 and December 31, 2024, we serviced $460.7 million and $479.7 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $7.0 million and $7.3 million at September 30, 2025 and December 31, 2024, respectively. See Note 4 of our consolidated financial statements as of September 30, 2025, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three and nine months ended September 30, 2025 and 2024.

Residential Mortgage Loan Servicing

As of September 30, 2025, we serviced $538.7 million in residential mortgage loans for others compared to $527.0 million as of December 31, 2024. We carried a servicing asset, net of amortization, of $1.7 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively. Amortization relating to the mortgage loan servicing asset was $159,000 and $414,000 for the three and nine months ended September 30, 2025, respectively, compared to $216,000 and $957,000 for the three and nine months ended September 30, 2024, respectively. During the three and nine months ended September 30, 2025, we recorded fair value impairment recoveries of $19,000 and $4,000, respectively, on our mortgage servicing asset. During the three and nine months ended September 30, 2024, we recorded a fair value impairment of $252,000 on our mortgage servicing asset.  See Note 5 of our consolidated financial statements as of September 30, 2025, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three and nine months ended September 30, 2025 and 2024.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the third quarter of 2025 as our nonperforming loans to total loans remained low at 0.44% as of September 30, 2025. Nonperforming loans were $13.0 million at September 30, 2025 compared to $18.0 million at December 31, 2024. The decrease from December 31, 2024 to September 30, 2025 was attributable to a $5.0 million decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2025 or the year ended December 31, 2024.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus foreclosed real estate. Nonaccrual loans at September 30, 2025 comprised of $1.6 million of commercial real estate loans, $848,000 of commercial and industrial loans and $10.6 million of residential real estate loans. Nonaccrual loans at December 31, 2024 comprised of $3.3 million of commercial real estate loans, $526,000 of commercial and industrial loans, and $14.2 million of residential real estate loans.

(Dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$13,032	$18,010
Past due loans 90 days or more and still accruing	—	—
Total nonperforming loans	13,032	18,010
Foreclosed real estate	919	427
Total nonperforming assets	$13,951	$18,437
Nonperforming loans to gross loans	0.44%	0.57%
Nonperforming assets to total assets	0.38%	0.51%
Allowance for credit losses to nonperforming loans	137.66%	104.08%

Allowance for Credit Losses

The allowance for credit losses was $17.9 million at September 30, 2025 compared to $18.7 million at December 31, 2024, a decrease of $804,000. The decrease was primarily due to the decrease in reserves allocated to our residential real estate and commercial and industrial loan portfolios and individually analyzed loans, as well as $467,000 of charge-offs recorded on three loans during the nine months ended September 30, 2025, partially offset by the increase in the general reserves allocated to our commercial real estate and construction and development loan portfolios.

We maintain a reserve for credit losses that consists of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation. The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors. The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses. The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $233,000 as of September 30, 2025 compared to $216,000 as of September 30, 2024.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 3 of our consolidated financial statements as of September 30, 2025, included elsewhere in this Form 10-Q, and as of December 31, 2024 in the Company’s 2024 Form 10-K, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Balance, beginning of period	$18,748	$17,960	$18,744	$18,112
CECL adoption (Day 1) impact	—	—	—	—
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	110	—	173	—
Commercial and industrial	121	28	294	28
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total charge-offs	231	28	467	28
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	—	—	2	83
Commercial and industrial	4	4	9	8
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total recoveries	4	4	11	91
Net (recoveries)/charge-offs	227	24	456	(63)
Provision for loan losses	(581)	653	(348)	414
Balance, end of period	$17,940	$18,589	$17,940	$18,589
Total loans at end of period(1)	$2,973,915	$3,095,499	$2,973,915	$3,095,499
Average loans(1)	3,124,291	3,113,142	3,135,858	3,122,273
Net charge-offs to average loans	0.03%	0.00%	0.02%	(0.00)%
Allowance for credit losses to total loans	0.60%	0.60%	0.60%	0.60%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses expected in the loan portfolio as of September 30, 2025.

Deposits

Total deposits decreased $43.7 million to $2.69 billion at September 30, 2025 compared to $2.74 billion at December 31, 2024. The decrease was due to a $55.9 million decrease in money market accounts (includes a $128.4 million decrease in brokered money market accounts, offset by a $72.5 million increase in retail money market accounts), a $26.8 million decrease in time deposits and a $773,000 decrease in savings accounts, offset by a $31.6 million increase in interest-bearing demand deposits (includes a $79.0 million increase in brokered interest-bearing demand deposits, offset by a $47.4 million decrease in retail interest-bearing demand deposits) and a $8.2 million increase in noninterest-bearing deposits. As of September 30, 2025 and December 31, 2024, 20.2% and 19.6% of total deposits, respectively, were comprised of noninterest-bearing demand accounts and 79.8% and 80.4%, respectively, of interest-bearing deposit accounts.

As of September 30, 2025 and December 31, 2024, the Company had estimated uninsured deposits of $712.7 million and $666.4 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank’s regulatory reporting. Uninsured deposits were 26.1% of total deposits at September 30, 2025, compared to 24.1% and 23.6% at December 31, 2024 and September 30, 2024, respectively. As of September 30, 2025, we had $1.29 billion of available borrowing capacity at the Federal Home Loan Bank ($657.8 million), Federal Reserve Discount Window ($575.7 million) and various other financial institutions (fed fund lines totaling $52.5 million).

We had $672.5 million of brokered deposits, or 25.0% of total deposits, at September 30, 2025 compared to $721.8 million, or 26.4% of total deposits, at December 31, 2024. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective Rate. These swap agreements are designated as cash flow hedges. As of September 30, 2025, the total amount of deposits tied to the Federal Funds Effective Rate was $970.4 million. See Note 8 of our consolidated financial statements as of September 30, 2025, included elsewhere in this Form 10-Q, for additional information.

The following tables summarize our average deposit balances and weighted average rates for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025		2024
	Average	Weighted	Average	Weighted
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$538,755	—%	$542,939	—%
Interest-bearing demand deposits	84,207	1.94	78,076	1.76
Savings and money market deposits	399,795	3.66	275,966	4.32
Brokered deposits	679,074	2.25	748,234	1.91
Time deposits	986,719	3.96	1,057,956	4.77
Total interest-bearing deposits	2,149,795	3.28	2,160,232	3.61
Total deposits	$2,688,550	2.63	$2,703,171	2.88

	Nine Months Ended September 30,
	2025		2024
	Average	Weighted	Average	Weighted
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$529,075	—%	$536,807	—%
Interest-bearing demand deposits	107,346	2.21	97,913	2.42
Savings and money market deposits	379,849	3.66	312,631	3.93
Brokered deposits	687,085	2.13	749,389	2.47
Time deposits	986,618	4.08	1,034,256	4.73
Total interest-bearing deposits	2,160,898	3.30	2,194,189	3.74
Total deposits	$2,689,973	2.65	$2,730,996	3.01

The weighted average rates shown in the tables above are inclusive of the benefit received from the interest rate derivatives that hedge our deposit accounts tied to the Federal Funds Effective Rate. During the three and nine months ended September 30, 2025, we recorded a credit to interest expense of $3.8 million and $12.2 million, respectively, from the benefit received on these interest rate derivatives compared to a credit to interest expense of $6.4 million and $17.0 million recorded during the three and nine months ended September 30, 2024, respectively. These benefits resulted in a 56 basis points and 61 basis points reduction to the total deposits weighted average rate for the three and nine months ended September 30, 2025, respectively, compared to a 95 basis points and 83 basis points reduction for the three and nine months ended September 30, 2024, respectively.

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At September 30, 2025 and December 31, 2024, we had available borrowing capacity from the FHLB of $657.8 million and $692.6 million, respectively. At

September 30, 2025 and December 31, 2024, we had $425.0 million and $375.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $52.5 million and $47.5 million at September 30, 2025 and December 31, 2024, respectively. We did not have any advances outstanding under these agreements as of September 30, 2025 and December 31, 2024. We also have access to the Federal Reserve’s discount window in the amount of $575.7 million and $551.6 million at September 30, 2025 and December 31, 2024, respectively. No discount window borrowings were outstanding as of September 30, 2025 and December 31, 2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2025 and December 31, 2024, we had $52.5 million and $47.5 million, respectively, of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $575.7 million and $551.6 million at September 30, 2025 and December 31, 2024, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $720.2 million as of September 30, 2025, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of September 30, 2025 and December 31, 2024.

At September 30, 2025 and December 31, 2024, we had $425.0 million and $375.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $657.8 million and $692.6 million of additional borrowing availability with the FHLB as of September 30, 2025 and December 31, 2024, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory  perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2025 and December 31, 2024. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2025 and December 31, 2024. As of December 31, 2024, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2024 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for “Well
			in Capital	Capitalized”
			Conservation	Depository
	September 30, 2025	December 31, 2024	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	20.74%	20.05%	10.50%	N/A
Bank	20.63%	19.93%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	19.93%	19.17%	8.50%	N/A
Bank	19.81%	19.04%	8.50	8.00%
CET1 capital (to risk-weighted assets)
Consolidated	19.93%	19.17%	7.00%	N/A
Bank	19.81%	19.04%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	12.21%	11.57%	4.00%	N/A
Bank	12.14%	11.49%	4.00	5.00%

Dividends

On October 15, 2025, the Company declared a cash dividend of $0.25 per share, payable on November 7, 2025, to common shareholders of record as of October 29, 2025. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 9 of our consolidated financial statements as of September 30, 2025, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2025 and December 31, 2024.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2025 and December 31, 2024 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
September 30, 2025	0.20%	(0.20)%	(7.70)%	5.00%
December 31, 2024	(0.20)%	(1.30)%	(7.00)%	2.50%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+400	+300	+200	+100	-100	-200	-300	-400
September 30, 2025	(19.80)%	(14.30)%	(9.00)%	(3.90)%	3.00%	4.60%	3.60%	(2.50)%
December 31, 2024	(26.30)%	(19.40)%	(12.50)%	(5.80)%	4.30%	7.10%	6.20%	4.30%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2025 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On October 16, 2024, the Company announced the continuation of its share repurchase program that expired on September 30, 2024 (“2024 Prior Share Repurchase Plan”), and authorized the Company to repurchase up to 925,250 shares of the Company’s outstanding shares of common stock, which is the number of remaining shares authorized for repurchase from the 2024 Prior Share Repurchase Plan. The share repurchase program began on October 17, 2024 and ended on September 30, 2025. The repurchases are made in compliance with all Securities and Exchange Commission rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits stock repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time and does not obligate the Company to purchase any shares of its common stock.

The following table summarizes the repurchases of our common shares for the three months ended September 30, 2025.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
July 1, 2025 to July 31, 2025	—	$—	—	923,976
August 1, 2025 to August 31, 2025	—	—	—	923,976
September 1, 2025 to September 30, 2025	—	—	—	923,976
Total	—	$—	—	923,976

On September 17, 2025, the Company announced the continuation of its share repurchase program that expired on September 30, 2025 (“2025 Prior Share Repurchase Plan”), and authorized the Company to repurchase up to 923,976 shares of the Company’s outstanding shares of common stock, which is the number of remaining shares authorized for repurchase from the 2025 Prior Share Repurchase Plan. The continuation of the share repurchase program began on October 1, 2025 and will end on September 30, 2026. The repurchases will be made in compliance with all Securities and Exchange Commission rules, including Rule 10b-18, and other legal requirements and may be made in part under Rule 10b5-1 plans, which permits stock repurchases when the Company might otherwise be precluded from doing so. Repurchases can be made from time-to-time in the open market or through privately negotiated transactions depending on market and/or other conditions. The repurchase program may be modified, suspended or discontinued at any time and does not obligate the Company to purchase any shares of its common stock.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the third quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: November 7, 2025	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: November 7, 2025	By:	/s/ Lucas Stewart
Lucas Stewart
Chief Financial Officer