Form 10-K
period 2025-12-31
MetroCity Bankshares, Inc.
filed 2026-03-16
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the common stock held by non-affiliates was $564.3 million based upon the closing price of $28.58 as reported on Nasdaq on June 30, 2025.

As of March 9, 2026, the registrant had 28,755,228 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

METROCITY BANKSHARES, INC.

2025 ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” and “annualized”,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this annual report and the following:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in the interest rate environment (including changes to the federal funds rate and the impact on, the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth
●	adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;
●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of elevated or rising interest rates and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;

●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and Small Business Administration (“SBA”) loan portfolios;
●	negative impact on our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated or rising interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our ability to manage our growth;
●	the risks related to the First IC Corporation merger including, without limitation: (i) the diversion of management’s time on issues related to the merger; (ii) unexpected transaction costs, including the costs of integrating operations; (iii) the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; (iv) the potential failure to fully or timely realize expected revenues and revenue synergies; (v) the risk of deposit and customer attrition and changes in deposit mix; (vi) unexpected operating and other costs, which may differ or change from expectations; (vii) the risks of customer and employee loss and business disruptions, including, without limitation, as the result of difficulties in maintaining relationships with employees; and (viii) increased competitive pressures and solicitations of customers by competitors, and similar risks associated with any future acquisitions or business combinations;
●	potential delays or other problems in implementing and executing our growth, expansion and acquisition or divestment strategies, including delays in obtaining regulatory or other necessary approvals or the failure to realize any anticipated benefits or synergies from any acquisitions or growth strategies;
●	our ability to increase our operating efficiency;

●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries and the money supply, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject to and the potential effect on our reputation;
●	the impact of recent and future legislative and regulatory changes and changes to supervisory examinations and enfocement priorities;
●	the potential implementation of a regulatory reform agenda under the new presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;

●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the continued development and implementation of generative artificial intelligence, including risks arising from reliance on third‑party AI tools, model limitations, data integrity issues or regulatory uncertainty, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in tariffs and trade barriers;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts, regime change, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	the effects of the current U.S. government shutdown, including the impact of prolonged closures or staffing reductions at government agencies effecting our business or our customers; and
●	other risks and factors identified in this Form 10-K under the heading “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section herein.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Annual Report on Form 10‑K. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward‑looking statements in this Annual Report on Form 10‑K. In addition, our past results of operations are not necessarily indicative of our future results. You are cautioned not to place undue reliance on these forward‑looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made. Any forward‑looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or revise any forward‑looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law.

PART I

Item 1. Business

Our Company

MetroCity Bankshares, Inc. (the “Company”), a bank holding company incorporated in 2014 and headquartered in the Atlanta metropolitan area. We primarily operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006 (the “Bank”). We currently operate 29 full-service branch locations in multi-ethnic communities in Alabama, California, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of December 31, 2025, we had total assets of $4.77 billion, total loans held for investment of $4.08 billion, total deposits of $3.65 billion and total shareholders’ equity of $544.2 million.

We are a full-service commercial bank focused on delivering personalized service in an efficient and reliable manner to the small-to medium-sized businesses and individuals in our markets, including many customers in diverse and multi-ethnic communities in growing metropolitan markets in the Eastern U.S., Texas and California. We offer a suite of loan and deposit products tailored to meet the needs of the businesses of our customers. Through our diverse and experienced management team and talented employees, we are able to speak the language of our customers and provide them with services and products in a culturally competent manner.

We have successfully grown our franchise since our founding primarily through de novo branch openings in vibrant, diverse markets where we feel our banking products and services will be well-received, as well as our recent acquisition of First IC Corporation. We have a proven track record of opening these new branches in a disciplined, cost efficient manner, without compromising the quality of our customer service or our profitability. Our consistent expansion efforts have given us the know-how and expertise to lower the cost of opening and operating de novo branches, allowing each of these branches to quickly become profitable.

We believe that our culturally familiar approach to banking, our tailored lending products, our branch network located in attractive multi-ethnic communities, and our highly replicable growth model have laid the foundation for achieving sustainable, profitable growth.

Our common stock is listed on the Nasdaq Global Select Market under the symbol “MCBS”.

Acquisition of First IC Corporation and First IC Bank

After the close of business on December 1, 2025, the Company completed the acquisition of First IC Corporation. (“First IC”), a Georgia corporation and the parent company of First IC Bank. Under the terms of the Agreement and Plan of Reorganization, dated as of March 16, 2025 (“Reorganization Agreement”), for each share of First IC common stock, First IC shareholders had the right to receive 0.3729 shares of the Company's common stock and $12.00 in cash, with cash also paid in lieu of fractional shares. Total consideration was approximately $202.3 million and consisted of $90.5 million of equity (3,384,066 shares) in the form of the Company’s common stock, plus $111.9 million in cash, including cash paid for stock option cancellations and fractional shares. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange for First IC shareholders for the portion of the transaction consideration consisting of the Company’s common stock. In addition to increasing its loan and deposit base, the Company believes the acquisition will provide more expansive products to its customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

Our Markets

We are located primarily in the Atlanta metropolitan area with our headquarters in Doraville, Georgia. Our 29 full-service branch locations in Alabama, California Florida, Georgia, New York, New Jersey, Texas and Virginia are located in growing multi-ethnic communities. Additionally, we continue to monitor attractive markets where we would consider expanding our presence.

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

The sections below discuss our general loan categories. As of December 31, 2025 and 2024 our loan portfolio held for investment consisted of the following:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and Development	$41,796	1.0%	$21,569	0.7%
Commercial Real Estate	1,560,728	38.3	762,033	24.1
Commercial and Industrial	96,360	2.4	78,220	2.5
Residential Real Estate	2,378,311	58.3	2,303,234	72.7
Consumer and other	627	—	260	—
Gross loans	$4,077,822	100.0	$3,165,316	100.0
Less unearned income	(6,621)		(7,381)
Less loan discounts	(19,804)		—
Total loans held for investment	$4,051,397		$3,157,935

Construction and Development Loans. Our construction and development loans are comprised of commercial construction and land acquisition and development construction loans. As of December 31, 2025, the outstanding balance of our construction and development loans was $41.8 million, or 1.0%, of our total loan portfolio held for investment, compared to $21.6 million, or 0.7%, of our total loan portfolio held for investment at December 31, 2024. As of December 31, 2025, $19.9 million, or 47.5%, of construction and development loans were for the construction of hotels; $9.6 million, or 23.0%, were for the construction of office buildings and commercial rental properties; $3.4 million, or 8.2%, were for the construction of physician’s offices and nursing homes; $2.6 million, or 6.3%, were for the construction of car washes; $2.2 million, or 5.1%, were for the construction of gas stations; and the remaining $4.1 million, or 9.9%, were loans distributed amongst various industries and sectors.

Interest reserves are generally established on real estate construction loans. These loans typically carry a fixed interest rate and have maturities of less than 18 months. Our loan-to-value, or LTV, policy limit for our construction and development loans is 65%. The risks inherent in construction lending may adversely affect our results of operations. Such risks include, among other things, the possibility that contractors may fail to complete, or complete on a timely basis, construction of the relevant properties; substantial cost overruns in excess of original estimates and financing; market deterioration during construction; and lack of permanent take-out financing. Loans secured by such properties also involve additional risk because they have no operating history. Advances on construction loans are made relative to the overall percentage of completion on the project in an effort to remain adequately secured.

We had no construction and development loans that were classified as nonaccrual as of December 31, 2025 and 2024.

Commercial Real Estate Loans. We offer commercial real estate loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate. Commercial real estate loans made up $1.56 billion, or 38.3%, of our total loan portfolio held for investment at December 31, 2025, compared to $762.0 million, or 24.1%, of our total loan portfolio held for investment as of December 31, 2024. This increase was mainly due to the $719.1 million of commercial real estate loans acquired from First IC coupled with organic growth of $79.6 million of newly originated and renewed legacy commercial real estate loans. As of December 31, 2025, $769.6 million, or 49.3%, of our commercial real estate loans were secured by owner occupied properties and the remaining $791.2 million, or 50.7%, of loans in this category were secured by non-owner occupied properties. Within our commercial real estate loans, $600.3 million, or 38.5%, were to hotels (attributable to 78.0% of non-owner occupied properties); $199.2 million, or 12.8%, were made to wholesalers or retailers; $197.4 million, or 12.6%, were to commercial rental properties; $118.3, or 7.6%, were to gas stations and convenience stores; $86.3 million, or 5.5%, were to car washes; $49.5 million, or 3.2%, were to restaurants; $26.9 million, or 1.7%, were to general service business; and the remaining $282.8 million, or 18.1%, were distributed amongst various sectors and industries.

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

We require our commercial real estate loans to be secured by what we believe to be well-managed property with adequate margins and we generally obtain a personal guarantee from responsible parties. Our commercial real estate loans are secured by a wide variety of property types, such as retail operations, hospitality, specialty service operations and warehouses for wholesale distribution. We originate both fixed-rate and adjustable-rate loans with terms up to 25 years. All loans have provisions which allow us to call the loan after three to five years. Adjustable-rate loans are generally based on the Wall Street Journal Prime Rate (“WSJPR”) or the Secured Overnight Financing Rate (“SOFR”), and as of December 31, 2025, most of our loans were based on WSJPR. At December 31, 2025, approximately 21.6% of the commercial real estate loan portfolio consisted of fixed rate loans. Our conventional commercial real estate loans, or non-SBA guaranteed commercial real estate loans, carried a weighted average maturity of 5.16 years as of December 31, 2025. Non-SBA commercial real estate loan amounts generally do not exceed 65% of the lesser of the appraised value or the purchase price depending on the property appraisals we utilize. Our LTV policy limits are 85% for commercial real estate loans.

The total balance of commercial real estate loans on nonaccrual status was $14.8 million and $3.3 million as of December 31, 2025 and 2024, respectively. Included in the increase from December 31, 2024 to December 31, 2025 were nonaccrual commercial real estate loans of $6.5 million acquired from First IC.

Commercial and Industrial Loans. We provide a mix of variable and fixed rate commercial and industrial loans. Commercial and industrial loans represented $96.4 million, or 2.4%, of our total loan portfolio held for investment as of December 31, 2025, compared to $78.2 million, or 2.5%, of our total loan portfolio held for investment at December 31, 2024. This increase was mainly due to the $22.8 million of commercial and industrial loans acquired from First IC. As of December 31, 2025, $27.1 million, or 28.1%, of our commercial and industrial loans were extended to businesses in financial services; $14.1 million, or 14.6%, were made to restaurants, $11.8 million, or 12.2%, were made to medical and other health services; $8.3 million, or 8.6%, were loans extended to wholesalers or retailers; $5.5 million, or 5.7%, were loans made to supermarkets and other groceries; and the remaining $29.6 million, or 30.8%, of loans were distributed across various industries and sectors. We had approximately $1.3 million and $526,000 of commercial and industrial loans on nonaccrual status as of December 31, 2025 and 2024, respectively.

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

SBA Loans. A significant portion of our commercial real estate portfolio consists of SBA and USDA loans. Our SBA loans are typically made to retail businesses including, car wash stations, grocery stores, poultry farms, warehouses, convenience stores, hospitality and service businesses, car dealers, beauty supplies, restaurants, and beer, wine, and liquor stores for acquisition of business properties, working capital needs and business expansions. Our SBA loans are typically secured by commercial real estate and can have any maturity up to 25 years. Depending on the loan amount, each loan is typically guaranteed 75% by the SBA, with a maximum gross loan amount to any one small business borrower of $5 million and a maximum SBA guaranteed amount of $3.75 million.

As of December 31, 2025, our commercial real estate SBA and USDA portfolio, net of any sold portions, totaled $439.8 million. This represents an increase of $191.2 million, or 76.9%, when compared to the December 31, 2024 balance of $248.6 million. This large increase is mainly due to the SBA loan portfolio acquired from First IC. Of the balance outstanding at December 31, 2025, $190.6 million, or 43.3%, of the loans in this portfolio carried an SBA guarantee while the remaining $249.1 million, or 56.7%, of the portfolio not guaranteed.

In addition, as part of our commercial and industrial loan product offering, we originate SBA loans to provide working capital and to finance inventory, equipment and machinery purchases and acquisitions. As of December 31, 2025 and 2024, the outstanding balance of our commercial and industrial SBA loans was $42.4 million and $28.5 million respectively. Of the balance outstanding as of December 31, 2025, $20.8 million, or 49.0%, of our commercial and industrial SBA portfolio carried a guarantee from the SBA while the remaining $21.6 million, or 51.0%, of the portfolio was unguaranteed. We are willing to maintain higher LTVs on our SBA portfolio than the remainder of our commercial loans because the effect of the SBA guarantee is to lower overall risk.

We retain the servicing rights on the sold portions of the SBA and USDA loans we originate. As of December 31, 2025, we serviced $685.5 million in SBA/USDA loans for others, an increase of $205.8 million, or 42.9%, when compared to December 31, 2024. This large increase to our servicing portfolio is attributable to the $239.8 million of SBA loans serviced for others acquired from First IC. We recognized servicing income on SBA loans of $3.6 million, $4.2 million, and $4.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Residential Real Estate Loans. We originate mainly non-conforming residential mortgage loans through our branch network. During 2025, our primary loan products offered were a three-year, five-year and ten-year hybrid adjustable rate mortgages which reprice annually after the initial term based on the weekly average of the one year constant maturity treasury (CMT) plus a fixed spread, as well as 15-year and 30-year fixed rate products. Loans collateralized by single-

family residential real estate generally are originated in amounts of no more than 70% of appraised value. In connection with such loans, we retain a valid first lien on real estate, obtain a title insurance policy that insures that the property is free from material encumbrances and require hazard insurance. Loan fees, interest rates and other provisions of mortgage loans are determined by us on the basis of our own pricing criteria and competitive market conditions.

We take a comprehensive and conservative approach to our mortgage underwriting, allowing a maximum LTV ratio of 70%. As of December 31, 2025, we had $2.38 billion of residential real estate loans, representing 58.3% of our total loan portfolio held for investment compared to $2.30 billion, or 72.7%, of our total loan portfolio held for investment at December 31, 2024. Included in the $2.38 billion total loans held for investment balance as of December 31, 2025 were $265.4 million of residential real estate loans acquire from First IC, offset by the $310.2 million of residential real estate loans sold to investors during the year. We had no residential mortgage loans held for sale as of December 31, 2025 and 2024. Nonaccrual residential mortgage loans were $9.1 million and $14.2 million at December 31, 2025 and 2024, respectively.

On occasion, we sell a portion of our non-conforming residential mortgage loans to third party investors. The loans are sold with no representation or warranties if the loan is paid off early. During 2025, we originated $464.6 million of non-conforming residential mortgage loans and sold $310.2 million residential mortgage loans to investors during this period. During 2024, we originated $413.7 million of non-conforming residential mortgage loans and sold $187.5 million residential mortgage loans to investors during this period. Residential mortgage loans held for sale are sold with the servicing rights retained by the Bank. As of December 31, 2025, the amount of residential mortgage loans serviced for others rose to $702.6 million representing an increase of $175.5 million, or 33.3%, when compared to December 31, 2024. We recognized servicing income on residential mortgage loans of $2.4 million, $2.4 million and $193,000 (expense balance) for the years ended December 31, 2025, 2024 and 2023, respectively. The servicing income recognized is net of amortization of our mortgage servicing rights which caused the expense balance for the year ended December 31, 2023.

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

Deposits

We offer traditional depository products, including checking, savings, money market and certificates of deposits, to individuals, businesses and other entities through our branch network throughout our market areas. Deposits at the Bank are insured by the FDIC up to statutory limits. Our ability to gather deposits, particularly core deposits, is an important aspect of our business and we believe core deposits are a significant driver of value as a cost efficient and stable source of funding to support our growth. As of December 31, 2025, we had $3.65 billion of total deposits with a total weighted average deposit cost of 2.63%. Of our total deposits as of December 31, 2025, $911.0 million, or 25.0%, of total deposits were held in demand deposit accounts.

As a bank focusing on successful businesses and their owners, many of our depositors choose to leave large deposits with us. We consider a deposit relationship to be core by considering the following factors: (i) relationships with us (as a director or shareholder); (ii) deposits within our market area; (iii) additional non-deposit services with us; (iv) electronic banking services with us; (v) active demand deposit account with us; (vi) loans; and (vii) longevity of the relationship with us. We calculate core deposits by adding demand and savings deposits plus time deposits less than $250,000 plus deposits that are over $250,000, if such depositors meet the relationship criteria listed above. As many of our customers have more than $250,000 on deposit with us, we believe that using this method reflects a more accurate assessment of our deposit base. As of December 31, 2025, 75.2%, or $2.74 billion, of our deposits were considered core deposits.

While we are focused on growing our low-cost deposits, we also utilize brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when funding is needed to support strong loan demand or when they are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank. As of December 31, 2025, we had brokered deposits of $747.8 million compared to $721.8 million of brokered deposits at December 31, 2024. All of our brokered deposits have interest rates tied to the Federal Funds Effective rate.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate (includes all of our brokered deposits). These swap agreements are designated as cash flow hedges. As of December 31, 2025, the total amount of deposits tied to the Federal Funds Effective rate was $1.07 billion. See Note 11 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for additional information.

As of December 31, 2025, our fifteen largest depositor relationships, excluding brokered deposits, totaled $475.2 million, or 13.0%, of total deposits. Our deposits with directors and affiliated entities totaled $16.2 million for the same period.

Competition

We operate in a highly competitive market. Competitors include other banks, credit unions, mortgage companies, personal and commercial financing companies, investment brokerage and advisory firms, mutual fund companies and insurance companies. Competitors range in both size and geographic footprint. We operate throughout Georgia and the Southeast, as well as New York, New Jersey, California, Texas, and Virginia. The Bank's competition includes not only other banks of comparable or larger size in the same markets, but also various other nonbank financial institutions, including savings and loan associations, credit unions, mortgage companies, personal and commercial financial companies, peer to peer lending businesses, fintech companies, investment brokerage and financial advisory firms and mutual fund companies. The Bank competes for deposits, commercial, fiduciary and investment services and various types of loans and other financial services. The Bank also competes for interest-bearing funds with a number of other financial intermediaries, including brokerage and insurance firms, as well as investment alternatives, including mutual funds, governmental and corporate bonds, and other securities. Continued consolidation and rapid technological changes within the financial services industry will likely change the nature and intensity of competition, but also will create opportunities for the Company to demonstrate and leverage its competitive advantages. The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. Additionally, competition from fintechs is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with  traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic accelerated the move toward digital financial services products and we expect that trend to continue.

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

We evaluate our net loans to total assets and net loans (excluding loans held for sale) to total deposit ratios as a method to monitor our liquidity position. Our board of directors has limited our net loans to a maximum of 90% of total Bank assets and our net loans to a maximum of 125% of total Bank deposits. As of December 31, 2025, our net loans were 84.4% of total assets and net loans were 110.4% of total deposits. As of December 31, 2024, our net loans were 87.3% of total assets and net loans were 114.7% of total deposits. We were in compliance with both limits for each period presented.

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

As of December 31, 2025, we had approximately 317 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement. We consider our relationship with our employees to be good and have not experienced interruptions of operations due to labor disagreements.

Of the 317 full-time equivalent employees as of December 31, 2025, 80.8% identify as a female and 95.0% are persons of color. Included in the 317 full-time equivalent employees are 71 employees who have management roles. Of these 71 management roles, 64.8% of the managers identify as a female and 88.7% are persons of color. All of our employees are chosen on the basis of their qualifications and merit.

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

Also available on the Company's website are its Code of Business Conduct and Ethics, the charter of each active committee of the Board of Directors, and other materials outlining the Company's corporate governance practices.

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

Incentive Compensation. The Dodd-Frank Act required the banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1.0 billion in assets, such as us and the Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2025, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022. We and the Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

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

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. If the Federal Reserve were to apply the same or a similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

As of December 31, 2025 and 2024, the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act was a requirement that the Federal Reserve raise the asset threshold for those bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement (“Policy Statement”) to $3.0 billion. As a result, as of the effective date of that change in 2018, the Company was no longer required to comply with the risk-based capital rules applicable to the Bank as described above. However, in the fourth quarter of 2021, the Company’s assets exceeded $3.0 billion for the first time, such that the Company started being subject to consolidated risk-based capital requirements beginning in 2022.

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

As of September 30, 2025, the DIF reserve ratio reached 1.40%, exceeding the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted a final plan and increased the initial base deposit insurance assessment rate schedules uniformly by 2 basis points, beginning in the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including the Bank, if the DIF reserve ratio is not maintained.

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

Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and money penalty sanctions against institutions found to be violating these obligations. Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking. In 2024, US federal regulators proposed amendments to modernize Anti-Money Laundering (AML) and Countering the Financing of Terrorism (CFT) program requirements. Aligned with the Anti-Money Laundering Act of 2020, the rules mandate a risk-based approach requiring institutions to identify, evaluate, and document risks based on business activities and national priorities.

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

In 2023 the Federal Reserve, OCC, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules would substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. The revised CRA regulations have been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to rescind the 2023 modernization rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the recission of the modernization rule.

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

Our business and operations are sensitive to general business and economic conditions in the United States, generally, and particularly in the states of Alabama, Florida, Georgia, New Jersey, New York, Texas and Virginia. Unfavorable or uncertain economic and market conditions could lead to credit quality concerns related to borrower repayment ability and collateral protection as well as reduced demand for the products and services we offer. If the national, regional and local economies experience worsening economic conditions (including persistent inflation), elevated levels of unemployment, adverse effects of the U.S. government’s failure to raise its debt ceiling (including defaulting on its debt obligations or experiencing credit downgrades) or as a result of trade wars and/or tariffs, fluctuations in debt and equity capital markets, increased delinquencies on mortgage, commercial and consumer loans, residential and commercial real estate price declines, and lower home sales and commercial activity, our growth and profitability could be constrained. In addition, economic stress may result in heightened regulatory and supervisory scrutiny or more conservative regulatory expectations, which could limit our ability to grow, deploy capital or return capital to shareholders.

We face strong competition from financial services companies and other companies that offer commercial and retail banking services, which could harm our business.

Many of our competitors offer the same, or a wider variety of, the banking and related financial services we offer within our market areas. These competitors include national banks, regional banks and other community banks, including banks similar to us that primarily serve distinct or multi-ethnic communities. In many instances these national and regional banks have greater resources than we do, and the smaller community banks may have stronger ties in local markets than we do, which may put us at a competitive disadvantage. We also face competition from many other types of financial institutions, including fintech companies, savings associations, finance companies, brokerage  firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Further, our credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. In addition, a number of out-of-state financial intermediaries have opened production offices or otherwise solicit deposits in our market areas. We also compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Competition is increasingly focused on digital capabilities, customer experience, speed, and convenience, and failure to meet evolving customer expectations may adversely affect our competitive position. Some competitors may be willing to accept lower returns, assume greater risk, or offer more favorable pricing and terms than we are willing or able to provide, which could place downward pressure on our margins. In addition, some competitors may offer banking and payment services through embedded or platform-based models that reduce the need for customers to maintain traditional banking relationships. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. If we are unable to match the pace of technological change or the level of investment made by larger or more technologically advanced competitors, we may experience customer attrition or reduced growth opportunities. Further, as a result of the GENIUS Act, passed in 2025 to provide a regulatory framework for stablecoins in the U.S., increased competition may emerge from issuers of stablecoins and providers of related technology.

Increased competition  in our markets may result in reduced loans, deposits and commissions and brokers’ fees, gains on sales, servicing fees, as well as reduced net interest margin and profitability. Competition may also increase pressure on compensation and make it more difficult to attract and retain experienced banking and mortgage lending personnel. If we are unable to attract and retain banking and mortgage loan customers and expand our sales market for such loans, we may be unable to continue to grow our business, and our financial condition  and results of operations may be adversely affected.

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

Interest rates are highly sensitive to many factors including, without limitation: the rate of inflation; economic conditions; federal monetary policies; and stability of domestic and foreign markets. Interest rates remained elevated during 2024, with the Federal Reserve slowly decreasing interest rates beginning in the fourth quarter of 2024 through the fourth quarter of 2025. Further changes in interest rates and monetary policy reportedly are dependent upon the Federal Reserve’s assessment of economic data as it becomes available. Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates which may lead to an increase in nonperforming assets and a reduction of income recognized, which could compress our net interest margin and adversely affect liquidity

In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Conversely, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Although we have implemented procedures we believe will reduce the potential effects of changes in interest rates on our net interest income, these procedures may not always be successful as some of these effects are outside of our control. Our interest rate risk management models and assumptions may not accurately predict or fully mitigate the impact of future interest rate changes, particularly during periods of elevated volatility, and a prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

Inflation could negatively impact our business, our profitability and our stock price.

Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, inflation may lead to a decrease in consumer and clients purchasing power and negatively affect the need or demand for our products and services. If significant inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer. Additionally, the timing and magnitude of inflation’s effects may be difficult to predict and could persist or intensify depending on economic conditions and policy responses

Negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Bank failures and related negative media attention may generate significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These developments have and may continue to negatively impact customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions or otherwise relocate funds. Rapid changes in customer behavior, including accelerated deposit withdrawals facilitated by digital banking channels, could increase liquidity pressures. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. While we have taken actions to improve our funding, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs.

Negative developments in the banking industry may also prompt changes in regulatory and supervisory expectations or actions, including increased examination scrutiny, higher capital or liquidity requirements, or restrictions on growth or capital distributions, which could further constrain our operations and financial flexibility. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like the Company.

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

Other primary sources of funds consist of cash from operations, paydown of our existing loan portfolio and sale of loans to investors. Additional liquidity is provided by our ability to borrow from the Federal Reserve Bank of Atlanta and the Federal Home Loan Bank of Atlanta. Recently proposed changes to the Federal Home Loan Bank system could adversely impact the Company’s access to Federal Home Loan Bank borrowings or increase the cost of such borrowings. We also may borrow from third-party lenders from time to time. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms that are acceptable to us could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations  about the prospects for the financial services industry. Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our primary market area or by one or more adverse regulatory actions against us..

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

We are subject to the risk of losses resulting from the failure of borrowers, guarantors and related parties to pay us the interest and principal amounts due on their loans.  Although we maintain well-defined credit policies and credit underwriting and monitoring and collection procedures, these policies and procedures may not prevent losses, as some of these risks are outside of our control, particularly during periods in which the local, regional or national economy suffers a general decline.  The future effects of the continued elevated inflationary and interest rate environment on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. If borrowers fail to repay their loans, our financial condition and results of operations would be adversely affected. Additionally, potential future actions such as the proposed consumer credit card interest rate cap may lead to unprofitable products, especially for riskier borrowers, and could lead to cutting credit lines or eliminating cards, increased reliance on fees and increased debt burdens for those needing credit the most, thereby having the potential to negatively impact bank asset quality

Because a significant portion of our loan portfolio is comprised of commercial and residential real estate loans, negative changes in the economy affecting real estate values and liquidity could impair the value of collateral securing our real estate loans and result in loan and other losses.

At December 31, 2025, approximately 97.6% of our loan portfolio was comprised of loans with real estate as a primary or secondary component of collateral. As a result, adverse developments affecting real estate values in our market areas could increase the credit risk associated with our real estate loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Adverse changes affecting real estate values and the liquidity of real estate in one or more of our markets could increase the credit risk associated with our loan portfolio, significantly impair the value of property pledged as collateral on loans and affect our ability to sell the collateral upon foreclosure without a loss or additional losses, which could result in losses that would adversely affect credit quality, profitability, financial condition, and results of operations. Such declines and losses would have a material adverse impact on our business, results of operations and growth prospects. In addition, if hazardous or toxic substances are found on properties pledged as collateral, the value of the real estate could be impaired. If we foreclose on and take title to such properties, we may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may also require us to incur substantial expenses to address unknown liabilities and may materially reduce the affected property’s value or limit our ability to use or sell the affected property.

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

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our clients to obtain SBA loans more efficiently. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, including but not limited to changes to the level of guarantee  provided by the federal government on SBA loans, changes to program specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts  authorized by Congress or funding for the SBA program may also have a material adverse effect on our business. Because a significant portion of our SBA lending activity depends on government guarantees and program support, changes in policy, funding priorities or political conditions could disproportionately affect this line of business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could, among other things, impede our ability to originate SBA loans or sell such loans in the secondary market, which could materially and adversely affect our business, results of operations and financial condition.

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

A commitment to extend credit is a formal agreement to lend funds to a client as long as there is no violation of any condition established under the agreement. The actual borrowing needs of our customers under these credit commitments have historically been lower than the contractual amount of the commitments. A significant portion of these commitments expire without being drawn upon. Because of the credit profile of our customers, we typically have a substantial amount of total unfunded credit commitments, which is not reflected on our balance sheet. Actual borrowing needs of our customers may exceed our expected funding requirements, especially during a challenging economic environment when our client companies may be more dependent on our credit commitments due to the lack of available credit elsewhere, the increasing costs of credit, or the limited availability of financings from other sources. Such conditions could result in multiple borrowers drawing on their commitments at the same time, increasing our funding needs and placing additional pressure on our liquidity. The timing and amount of draws on unfunded commitments are difficult to predict and may be correlated with periods of economic stress, when our access to funding sources may also be constrained. Any failure to meet our unfunded credit commitments in accordance with the actual borrowing needs of our customers may have a material adverse effect on our business, financial condition, results of operations or reputation.

We use brokered deposits which may be an unstable and/or expensive deposit source to fund earning asset growth.

We use brokered deposits, as a source of funding to support our asset growth and augment deposits generated from our branch network, which are our principal source of funding. We have established policies and procedures with respect to the use of brokered deposits, which require, among other things, that (i) we limit the amount of brokered deposits as a percentage of total assets, and (ii) our asset liability committee monitors our use of brokered  deposits on a regular basis, including interest rates and the total volume of such deposits in relation to our total assets. In the event that our funding strategies call for the use of brokered deposits, there can be no assurance that such sources will be available, or will remain available, or that the cost of such funding sources will be reasonable. Additionally, if the Bank is no longer considered well-capitalized, our ability to access new brokered deposits or retain existing brokered deposits could be affected by market conditions, regulatory requirements or a combination thereof, which could result in most, if not all, brokered deposit sources being unavailable. The inability to utilize brokered deposits as a source of funding could have an adverse effect on our financial position, results of operations and liquidity. In addition, significant reliance on brokered deposits could be perceived negatively by customers, counterparties or investors, which could further affect our funding costs or access to alternative sources of liquidity.

We are highly dependent on our management team, and the loss of our senior executive officers or other key employees could harm our ability to implement our strategic plan, impair our relationships with customers and adversely affect our business, results of operations and growth prospects.

Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for the best personnel in most activities we engage in can be intense, as we compete with both smaller banks that may be able to offer bankers with more responsibility and autonomy and larger banks that may be able to offer bankers with higher compensation, resources and support, and we may not be able to hire personnel or to retain them.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, relationships in the communities we serve, years of industry experience and the difficulty of promptly finding qualified replacement personnel.  Although we have employment agreements with certain of our executive officers, there is no guarantee that these officers and other key personnel will remain employed with the Company. If we are unable to successfully plan for and execute the transition or replacement of key members of our management team, our operations and strategic initiatives could be adversely affected.

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

We make various assumptions and judgments about the collectability of our loan and lease portfolio and utilize these assumptions and judgments when determining the provision and allowance for credit losses. The determination of the appropriate level of the provision for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes, as we have experienced. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors both within and outside of our control, may require an increase in the amount reserved in the allowance for credit losses. In addition, bank regulatory agencies periodically review our provision and the total allowance for credit losses and may require an increase in the allowance for credit losses or future provisions for credit losses, based on judgments different than those of management. Any increases in the provision or allowance for credit losses will result in a decrease in our net income and, potentially, capital, and could increase earnings volatility or constrain our ability to deploy capital, and may have a material adverse effect on our financial condition or results of operations.

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

Changes in interest rates may negatively affect both the returns on and market value of our investment securities. Interest rate volatility can reduce unrealized gains or increase unrealized losses in our portfolio. Interest rates are highly sensitive to many factors including monetary policies, domestic and international economic and political issues, and other factors beyond our control. These changes can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on our investment securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position. Periods of market stress or deposit outflows could increase the likelihood that we would need to sell securities at unfavorable prices. Additionally, actual investment income and cash flows from investment securities that carry prepayment risk, such as mortgage-backed securities and callable securities, may materially differ from those anticipated at the time of investment or subsequently as a result of changes in interest rates and market conditions. In a rising‑rate environment, slower prepayments or extensions of expected maturities could increase interest rate sensitivity and reduce portfolio liquidity. These occurrences could have a material adverse effect on our net interest income or our results of operations.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement or acquire new lines of business or offer new products and services within existing lines of business. In developing and marketing new lines of business and new products and services we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability goals may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service.

In addition, the development or acquisition of new products, services or business lines may involve operational, technological or integration challenges, including reliance on third‑party vendors or strategic partners, which could increase costs or delay implementation. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. If our risk management, compliance or internal control processes do not scale effectively to support new activities, we may be exposed to increased operational, legal or regulatory risk. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition. In addition, unsuccessful product launches or new business initiatives could adversely affect our reputation and divert management attention from existing operations.

We focus on marketing our services to a limited segment of the population and any adverse change impacting such segment is likely to have an adverse impact on us.

Our marketing focuses primarily on the banking needs of small- and medium-sized businesses, professionals and residents in the markets that we serve, primarily communities with large Asian-American populations. This demographic concentration makes us more prone to circumstances that particularly affect this segment of the population. As a result, our financial condition and results of operations are subject to changes in the economic conditions affecting these communities. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these communities. Although our customers’ business and financial interests may extend well beyond these communities, adverse economic conditions that affect these communities could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify our credit risks across multiple markets. In addition, larger institutions with similar focuses are targeting our market areas. As we grow, we face entrenched multi-ethnic-oriented banks with larger resources in our new markets, which may be able to offer broader product offerings, more aggressive pricing or greater technological capabilities, placing us at a competitive disadvantage.

The costs and effects of litigation, investigations or similar matters, or adverse facts and developments related thereto, could materially affect our business, operating results and financial condition.

We may be involved from time to time in a variety of litigation, investigations or similar matters arising out of our business, including regulatory, supervisory and civil proceedings. The outcome of such matters is inherently difficult to predict, and we may not prevail in any particular matter. Any claims asserted against us, regardless of merit or ultimate outcome, may require significant management time and financial resources and could harm our reputation. Adverse judgments, settlements or civil money penalties in litigation or investigations could result in substantial costs, including damages, fines, penalties, remediation expenses or restrictions on our business activities, and could materially adversely affect our business, financial condition and results of operations. Our insurance coverage may not be sufficient to cover all claims, losses or liabilities, and insurance coverage may become more costly or less available over time. Banking institutions are also increasingly subject to private litigation, including class action lawsuits and claims based on evolving legal theories relating to lending practices, account terms, employment matters or other aspects of their operations. We may also be subject to regulatory investigations, examinations or enforcement actions that could result in fines, penalties, customer remediation requirements, or other supervisory actions. Such matters could expose us to significant liability, increased regulatory scrutiny, ongoing compliance or reporting obligations, or reputational harm. Although we seek to manage litigation risk through internal controls, compliance programs, training, insurance and active litigation management, the commencement, outcome and magnitude of litigation or investigations cannot be predicted with certainty.

Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our business and the value of our common stock.

We are a community bank, and our reputation is one of the most valuable components of our business. Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, security breaches, litigation, investigations and other proceedings, and questionable or fraudulent activities of our customers. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased government regulation. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results and the value of our common stock may be materially adversely affected.

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

Many of our larger competitors have substantially greater resources to invest in technological improvements. As a result, they may be able to offer additional or more convenient products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, and even if we implement such products and services, we may incur substantial costs in doing so. The implementation of new technologies may also require changes to existing systems, processes and controls and may increase our reliance on third‑party vendors, which could expose us to additional operational, regulatory or compliance risks. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business, financial condition and results of operations.

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

To date, none of foregoing types of attacks have had a material effect on our business or operations and we maintain  a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. However, no assurances can be provided that we (or our third-party vendors) may not suffer from such an attack in the future that may cause us material harm, especially in light of the risks being posed by the proliferation of new technologies, including artificial intelligence, the use of the Internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of cybercriminals and other external parties..

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

The developments and use of artificial intelligence (“AI”) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, security, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences, harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures and risk‑management practices, or place us at a competitive disadvantage if we are unable to adopt or govern AI technologies effectively relative to our peers.

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

Management regularly monitors, reviews and updates our disclosure controls and procedures, including our internal control over financial reporting. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable assurances that the controls will be effective. The effectiveness of our internal controls also depends on the performance of individuals, and human error, misconduct or changes in personnel could compromise the effectiveness of our controls. Any failure or circumvention of our controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition. Failure to achieve and maintain an effective internal control environment could prevent us from accurately reporting our financial results, preventing or detecting fraud or providing timely and reliable financial information pursuant to our reporting obligations, which could result in a material weakness in our internal controls over financial reporting and the restatement of previously filed financial statements and could have a material adverse effect on our business, financial condition and results of operations. Further, ineffective internal controls could cause our investors to lose confidence in our financial information, which could affect the trading price of our common stock.

Risks Related to Legislative and Regulatory Events

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory  agencies, including the Federal Reserve, the DBF and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound  practices or violations of law. Regulatory authorities also have significant discretion in the interpretation, application and enforcement of laws and regulations, and may impose supervisory expectations or informal actions that are not codified in statute or regulation. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business, profitability or growth strategy. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. In addition, the potential erosion of Federal Reserve independence could negatively impact financial markets and impact our profitability. See Supervision and Regulation above for an additional discussion of the extensive regulation and supervision that the Company and the Bank are subject to.

Federal and state regulators periodically examine our business, and we may be required to remediate adverse examination findings.

The Federal Reserve, the FDIC, and the DBF periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, a banking agency were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity, interest rate sensitivity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil money penalties, to fine or remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory action against us could have an adverse effect on our business, financial condition and results of operations. Additionally, significant transactions, such as the recently-completed transaction with First IC Corporation, may result in heightened regulatory or supervisory scrutiny, increased examination activity or additional remediation expectations, which could increase compliance costs or limit management flexibility during the integration period.

Changes to monetary policy by the Federal Reserve could adversely impact our results of operations.

The Federal Reserve is responsible for regulating the supply of money in the United States, including through open market operations and other tools used to influence economic activity and price stability, as well as setting monetary policy. Changes in monetary policy, including the pace, timing and magnitude of interest rate increases or decreases, as well as changes in liquidity conditions, may be volatile and difficult to predict. These actions strongly influence our rate of return on certain investments, our hedge effectiveness for mortgage servicing and our mortgage origination pipeline, as well as our cost of funds for lending and investing. Monetary policy actions may also affect asset valuations, deposit pricing and availability, borrower behavior and overall credit conditions, all of which could adversely impact our liquidity, results of operations, financial condition and capital position. In addition, changes in monetary policy may negatively affect the financial condition of our customers by increasing borrowing costs or reducing access to credit, which could result in increased delinquencies, reduced loan demand or lower profitability. We cannot predict the nature or timing of future changes in monetary, economic or other policies or the effect that they may have on our business activities, financial condition or results of operations.

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

The Federal Reserve, which examines us and the Bank, requires a bank holding company to act as a source of financial and managerial strength to a subsidiary bank and to commit resources to support such subsidiary bank. Under the “source of strength” doctrine, the Federal Reserve may require a bank holding company to make capital injections into a troubled subsidiary bank and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. In addition, The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which the Bank must maintain. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. If the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition would be materially and adversely affected. We may also be required to satisfy additional capital adequacy standards as determined by the Federal Reserve. These requirements, and any other new regulations, could adversely affect our ability to pay dividends, service holding‑company obligations, pursue growth initiatives or return capital to shareholders, and could require us to raise additional capital or reallocate resources in ways that may not be favorable to our shareholders, including at times when market conditions are adverse.

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

The FDIC insures deposits at FDIC-insured depository institutions, such as the Bank, up to applicable limits. The amount of a particular institution’s deposit insurance assessment is based on that institution’s risk classification under an FDIC risk-based assessment system. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to its regulators. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. Any future additional assessments, increases or required prepayments in FDIC insurance premiums could reduce our profitability, place additional pressure on pricing of loans and deposits, limit our ability to pursue certain business opportunities, or otherwise negatively impact our operations. The timing and magnitude of any such assessments may be difficult to predict and could adversely affect our earnings in the periods in which they are imposed.

Risks Related to Our Common Stock

The Company’s directors may have interests that differ from other shareholders, and such directors have ownership interests in the Company that, when aggregated with holdings of their extended families and their affiliated entities, may allow such individuals and entities to take certain corporate actions without the consent of other shareholders.

As of December 31, 2025, our directors and their families and affiliated entities collectively had a 24.6% ownership interest in the Company.  As a result, our directors may have significant influence over the election of board of directors, control the management and policies of the Company and, in general, determine the outcome of any corporate transaction or other matter submitted to the shareholders for approval, including mergers, consolidations and the sale of all or substantially all of the assets of the Company, and will be able to prevent or cause a change in control of the Company.

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

Environmental, social and governance (“ESG”) and diversity, equity and inclusion (“DEI”) risks could adversely affect our reputation and shareholder, employee, client and third party relationships and may negatively affect our stock price.

Public expectations, investor preferences, regulatory developments and stakeholder views regarding environmental, social and governance related matters continue to evolve and may be inconsistent or conflicting. Our responses to these matters, including decisions regarding business practices, customer relationships, disclosures or policies, may be perceived negatively by certain stakeholders, regardless of intent. In addition, adverse publicity or stakeholder reactions related to our clients, counterparties or business partners, including through traditional or social media, could harm our reputation and negatively affect our ability to attract and retain customers, employees and investors. Changes in laws, regulations or public policy affecting the consideration of ESG related factors could also increase compliance costs, restrict certain business activities or adversely affect our growth strategies. Any of these factors could adversely affect our business, reputation and the market price of our common stock.

Our dividend policy may change, and consequently, your only opportunity to achieve a return on your investment may be if the price of our common stock appreciates.

We have paid quarterly dividends to our shareholders for the past twelve years. However, past payment of dividends is not a guarantee of future dividend payments. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Holders of our common stock are only entitled to receive such cash dividends as our board of directors, in its discretion, may declare out of funds legally available for such payments. Furthermore, consistent with our strategic plans, growth initiatives, capital availability and requirements, projected liquidity needs, financial condition, and other factors, we have made, and will continue to make, capital management decisions and policies that could adversely impact the amount of dividends paid to our shareholders.

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

We are required to meet certain regulatory capital requirements and maintain sufficient liquidity. We are generally not restricted from issuing additional shares of our common stock up to the authorized number of shares set forth in our charter. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, which could include the possibility of financing acquisitions. Our ability to raise additional capital depends on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market conditions and governmental activities, and on our financial condition and performance. We cannot predict the size, timing or terms of future issuances of our common stock or other capital instruments, or the effect that any such issuances may have on the market price of our common stock. Any issuance of additional equity securities could result in dilution to existing shareholders, and the issuance of debt or other capital instruments could increase our leverage and interest expense. Accordingly, we may be unable to raise additional capital if needed, or on terms acceptable to us. If we or the Bank fail to maintain capital at levels required by regulators, or at levels deemed appropriate by supervisory authorities, our financial condition, liquidity and results of operations could be materially and adversely affected, and we could be subject to restrictions on growth, capital distributions or other aspects of our business.

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

Merger-Related Risks

If we fail to successfully integrate our acquisitions or to realize the anticipated benefits of them, our financial condition and results of operations could be negatively affected.

We intend to continue to regularly evaluate potential acquisitions and expansion opportunities. To the extent we grow through acquisition, we cannot assure you that we will be able to manage this growth adequately or profitably. Acquiring other banks, branches or businesses, as well as other geographic and product expansion activities, involve various risks including: (i) risk of unknown, undisclosed or contingent liabilities that could arise after the closing of an acquisition and for which there is no indemnification obligation or other price protection mechanism associated with the acquisition; (ii) unanticipated costs and delays, including as a result of enhanced regulatory scrutiny; (iii) risks that acquired new businesses do not perform consistently with our growth and profitability expectations; (iv) risks of entering new market or product areas where we have limited experience; (v) risks that growth will strain our infrastructure, staff, internal controls and management, which may require additional personnel, time and expenditures; (vi) exposure to potential asset quality issues with acquired institutions; (vii) difficulties, expenses and delays of integrating the operations and personnel of acquired institutions, and start-up delays and costs of other expansion activities; (viii) inaccurate estimates of value assigned to acquired assets; (ix) potential disruptions to our business; (x) possible loss of key employees and customers of acquired institutions; (xi) potential short-term decrease in profitability; (xii) potential dilution of our current shareholders or a decline in our share price resulting from the issuance in connection with an acquisition of equity securities or securities convertible into equity securities, any of which may be senior to our common stock as to distributions and in liquidation; (xiii) litigation; and (xiv) diversion of our management’s time and attention from our existing operations and businesses.

Our future success is largely dependent upon our ability to successfully execute our business strategy.

Our future success, including our ability to achieve our growth and profitability goals, depends largely on the ability of our management team to execute our long‑term business strategy. This strategy requires us, among other things, to maintain and enhance our reputation; attract and retain experienced personnel; maintain stable, low‑cost funding sources; strengthen market penetration and competitive positioning; improve operating efficiency; implement new technologies; grow prudent lending and noninterest income; manage credit, interest rate and liquidity risks; comply with regulatory requirements; oversee third‑party service providers; and control expenses.

Failure to achieve these objectives could impair our ability to execute our strategy and adversely affect our business, growth prospects, financial condition and results of operations. In addition, ineffective growth management, technology implementation challenges, cost overruns or service disruptions involving third‑party providers could hinder our ability to achieve our strategic objectives. Pursuing multiple strategic initiatives simultaneously, including acquisitions, technology investments or geographic expansion, may place additional strain on management, personnel, systems and controls. Our ability to execute our strategic objectives depends, in part, on the successful integration of First IC Corporation following the completion of the Company’s acquisition on December 1, 2025. The integration process will require significant management attention and resources and may divert focus from other initiatives. We may encounter challenges integrating systems, processes, controls, personnel and cultures, and there can be no assurance that the anticipated benefits or efficiencies of the transaction will be realized on the expected timeline or at all. Failure to successfully integrate the businesses could adversely affect our growth prospects, financial condition and results of operations

Item 1B. Unresolved Staff Comments

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

Our objective for managing cybersecurity risk is to avoid or minimize the impacts of external threat events or other efforts to penetrate, disrupt or misuse our systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Our Information Security Officer, who reports directly to our Chief Executive Officer, along with key members of the Information Security Officer’s team, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by the Informaiton Security Officer, as well as the Information Technology Committee of our board of directors, with the goal of addressing changing threats and conditions.

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

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to senior management and the Information Technology Committee of our board of directors, as well as the full board of directors. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Incident Response Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of our organization and is evaluated at least annually.

We have not experienced a cybersecurity incident or identified risks from known cybersecurity threats or prior cybersecurity incidents that has, or is reasonably likely to have, materially impacted our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition. For further discussion of risks from cybersecurity threats, see the section captioned “System failures or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities” in Item 1A. Risk Factors.

Cybersecurity Governance

Our Information Security Officer directs our enterprise information security department and manages our information security program. The responsibilities of our enterprise information security department include cybersecurity risk assessment and defense, vulnerability assessment, incident prevention, mitigation, response, and remediation, data access governance, third-party risk management, and business resilience. Our Information Security Officer has over ten years of relevant expertise and formal training in the areas of information security and cybersecurity risk management in the financial institutions industry.

The Information Technology Committee of our board of directors has primary responsibility for overseeing our information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Our Information Security Officer provides quarterly reports to the Information Technology Committee of our board of directors regarding the information security program and the technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity risks and incidents. The Information Technology Committee also reviews our cybersecurity risk profile on a quarterly basis. The Information Technology Committee, as well as the full board of directors, reviews and approves our information security and technology budgets and strategies annually. The Information Technology Committee provides a report of their activities to the full board of directors on a quarterly basis.

Item 2. Properties

The Company’s corporate headquarters and Metro City Bank’s main office is located at 5114 Buford Highway NE, Atlanta, GA 30340. Metro City Bank owns this property. We also currently operate 29 additional full service-branches, which are all leased, located in multi-ethnic communities in Alabama, California, Florida, Georgia, New York, New Jersey, Texas and Virginia. We believe that our banking offices are in good condition and are suitable and adequate to our needs.

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

As of March 9, 2026, there were 28,755,228 shares of common stock outstanding held by approximately 399 shareholders of record of our common stock as reported by our transfer agent.

Dividends

It has been our policy to pay quarterly dividends to holders of our common stock. We have paid quarterly dividends to our shareholders in amounts up to 40% of our net income over the past twelve years. We have no obligation to pay dividends and we may change our dividend policy at any time without notice to our shareholders. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

As a Georgia corporation, the Company is subject to certain restrictions on dividends under the Georgia Business Corporation Code. We are also subject to certain restrictions  on the payment of cash dividends as a result of banking laws, regulations and policies. See “Item 1. Business - Regulation and Supervision - Regulation of the Company - Payment of Dividends.”

Equity Compensation Plan Information

Please see Item 12 of this Annual Report for information with respect to shares of common stock that are authorized for issuance under the Company’s equity compensation plans as of December 31, 2025.

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

The following table summarizes the repurchases of our common shares for the three months ended December 31, 2025.

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
October 1, 2025 to October 31, 2025	46,621	$25.95	46,621	877,355
November 1, 2025 to November 30, 2025	57,224	$26.02	57,224	820,131
December 1, 2025 to December 31, 2025	—	$—	—	820,131
Total	103,845	$25.98	103,845	820,131

Stock Performance Graph

The following graph compares the cumulative total return on our common stock with the cumulative total return of the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index for the period beginning on December 31, 2021 through December 31, 2025. The following reflects index values as of close of trading, assumes $100.00 invested on December 31, 2021, in our common stock, the Nasdaq Composite Index and the S&P U.S. Small Cap Bank Index, and assumes the reinvestment of dividends, if any. The historical price of our common stock represented in this graph represents past performance and is not necessarily indicative of future performance.

Index	2021	2022	2023	2024	2025
MetroCity Bankshares, Inc.	$100.00	$80.75	$93.16	$127.74	$109.81
Nasdaq Composite Index	100.00	66.90	95.95	123.43	148.56
S&P U.S. Small Cap Bank Index	100.00	88.17	88.61	104.75	115.20

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

Overview

We are MetroCity Bankshares, Inc., a bank holding company headquartered in the Atlanta, Georgia metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 29 full-service branch locations in multi-ethnic communities in Alabama, California, Florida, Georgia, New York, New Jersey, Texas and Virginia. We are focused on delivering full-service banking services in diverse multi-ethnic markets, including Asian-American communities in growing metropolitan markets in the Eastern U.S. and Texas

Prior to December 2014, the Bank operated without a holding company structure. In December 2014, the Bank formed MetroCity Bankshares, Inc. as its holding company, and on, December 31, 2014, MetroCity Bankshares, Inc. acquired all of the outstanding common stock of Metro City Bank in connection with the holding company formation transaction.

We are a bank holding company and we conduct all of our material business operations through the Bank. Accordingly, the discussion and analysis herein relates primarily to activities primarily conducted at the Bank level.

Acquisition of First IC Corporation and First IC Bank

After the close of business on December 1, 2025, the Company completed the acquisition of First IC Corporation. (“First IC”). For each share of First IC common stock, First IC stockholders had the right to receive 0.3729 shares of the Company's common stock and $12.00 in cash, with cash paid in lieu of fractional shares. Total consideration was approximately $202.3 million and consisted of $90.5 million of equity (3,384,066 shares) in the form of the Company’s common stock, plus $111.9 million in cash, including cash paid for stock option cancellations and fractional shares. As of December 31, 2025, First IC had approximately $1.13 billion in total assets, $1.01 billion in total loans and $878.4 million in deposits.

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

The following is a discussion of the critical accounting policies and significant estimates that require us to make complex and subjective judgments. Additional information about these policies can be found in Note 1 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K.

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan lease portfolio as affected by economic conditions including, among others, volatility in rising interest rates and the financial performance of borrowers.

The reserve for credit losses consists of the allowance for credit losses (“ACL”) and the allowance for unfunded commitments. We estimate the reserve for credit losses using the Current Expected Credit Losses (“CECL”) model, which is based on an expected loss methodology. The estimate of expected credit losses under the CECL approach is based on relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. Historical loss experience is generally the starting point for estimating expected credit losses. We then consider whether the historical loss experience should be adjusted for loan-specific risk characteristics or current conditions at the reporting date that did not exist over the period from which historical experience was used. Finally, we consider forecasts about future economic conditions that are reasonable and supportable. The allowance for unfunded commitments represents the expected credit losses on off-balance sheet commitments such as unfunded commitments to extend credit. This allowance is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur.

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

See Note 1 and Note 4 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for additional information on the reserve and allowance for credit losses.

Business Combinations

In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company may use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. The allowance for credit losses on purchased seasoned loans (PSLs) and purchased credit deteriorated (PCD) loans are recognized within business combination accounting.

See Note 1 and Note 2 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for additional information on the Company’s accounting policies for estimating credit losses on acquired loans and details regarding our acquisition of First IC.

Goodwill and Core Deposit Intangible

The Company has increased its market share through the acquisition of entire financial institutions accounted for under the acquisition method of accounting. For all acquisitions, the Company is required to record assets acquired and liabilities assumed at their fair value, which is an estimate determined by the use of internal or other valuation techniques, which may include the use of third-party specialists. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. The Company’s goodwill relates to acquisitions that are fully integrated into the retail banking operations, which management does not consider to be at risk of failing step one in the near future.

The Company’s core deposit intangibles arise from the acquisition of deposits and represent the fair value of the expected cost savings from a stable, low-cost funding source compared to alternative market funding. Core deposit intangible assets are amortized on a straight-line method over their estimated useful life of 10 years.

Results of Operations

Net Income

Year ended December 31, 2025 compared to year ended December 31, 2024

We recorded net income of $68.5 million for the year ended December 31, 2025 compared to $64.5 million for the year ended December 31, 2024, an increase of $4.0 million, or 6.2%. The increase was due to an increase in net interest income of $12.3 million, an increase in noninterest income of $2.1 million and a decrease in provision for credit losses of

$834,000, offset by an increase in noninterest expense of $9.9 million and an increase in income tax expense of $1.4 million.

Basic and diluted earnings per common share for the year ended December 31, 2025 was $2.66 and $2.64, respectively, compared to $2.55 and $2.52 for the basic and diluted earnings per common share for the year ended December 31, 2024.

Year ended December 31, 2024 compared to year ended December 31, 2023

We recorded net income of $64.5 million for the year ended December 31, 2024 compared to $51.6 million for the year ended December 31, 2023, an increase of $12.9 million, or 25.0%. The increase was due to an increase in net interest income of $16.7 million and an increase in noninterest income of $4.9 million, offset by an increase in noninterest expense of $5.7 million, an increase in income tax expense of $2.5 million and an increase in provision for credit losses of $531,000.

Basic and diluted earnings per common share for the year ended December 31, 2024 was $2.55 and $2.52, respectively, compared to $2.05 and $2.02 for the basic and diluted earnings per common share for the year ended December 31, 2023.

Financial Performance Ratios

The following table sets forth our return on average assets, return on average equity, dividend payout ratio and average shareholders’ equity to average assets ratio for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Return on average assets	1.85%	1.81%	1.50%
Return on average shareholders' equity	15.60%	16.16%	14.10%
Adjusted return on average shareholders' equity (non-GAAP)(1)	16.79%	17.01%	15.00%
Efficiency ratio	40.64%	37.80%	39.88%
Adjusted efficiency ratio (non-GAAP)(1)	37.61%	37.80%	39.88%
Book value per share	18.88%	16.59%	15.14%
Tangible book value per share (non-GAAP)(1)	16.50%	16.59%	15.14%
Dividend payout ratio	35.94%	32.80%	35.43%
Average shareholders' equity to average assets	11.84%	11.18%	10.63%

(1)	Non-GAAP measure, see “Non-GAAP Financial Measures” section below for more information and for a reconciliation to GAAP.

Non-GAAP Financial Measures

This document contains financial information determined by methods other than in accordance with GAAP. The measures entitled adjusted return on average shareholder’s equity, adjusted efficiency ratio and tangible book value per share are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures are return on average shareholder’s equity, efficiency ratio and book value per share, respectively. Adjusted return on average shareholder’s equity excludes average accumulated other comprehensive income and merger-related expenses. Adjusted efficiency ratio excludes merger-related expenses. Tangible book value per share excludes goodwill and core deposit intangibles.

Management uses these non-GAAP financial measures in its analysis of the Company's performance and believes these presentations provide useful supplemental information, and a clearer understanding of the Company's performance, and if not provided would be requested by the investor community. The Company believes the non-GAAP measures enhance investors' understanding of the Company's business and performance. These measures are also useful in understanding performance trends and facilitate comparisons with the performance of other financial institutions. The limitations associated with operating measures are the risk that persons might disagree as to the appropriateness of items comprising these measures and that different companies might calculate these measures differently.

These disclosures should not be considered an alternative to GAAP. The computations of adjusted return on average shareholder’s equity, adjusted efficiency ratio and tangible book value per share and the reconciliation of these measures to return on average shareholder’s equity, efficiency ratio and book value per share are set forth in the table below.

	As of or For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Return on average shareholder's equity reconciliation
Average shareholder’s equity (GAAP)	$439,436	$399,170	$366,163
Less: average accumulated other comprehensive income	(7,711)	(19,894)	(22,093)
Adjusted average shareholder’s equity (non-GAAP)	$431,725	$379,276	$344,070

Net income (GAAP)	$68,532	$64,504	$51,613
Add: First IC-merger related expenses (net of tax effect)	3,950	—	—
Adjusted net income (non-GAAP)	$72,482	$64,504	$51,613

Return on average shareholder’s equity (GAAP)	15.60%	16.16%	14.10%
Adjusted return on average shareholder’s equity (non-GAAP)	16.79%	17.01%	15.00%

Efficiency ratio reconciliation
Net interest income (GAAP)	$130,449	$118,146	$101,479
Noninterest income GAAP)	25,184	23,063	18,204
Total revenue (GAAP)	$155,633	$141,209	$119,683

Noninterest expense (GAAP)	63,257	53,379	47,726
Less: First IC merger-related expenses	(4,729)	—	—
Adjusted noninterest expense (non-GAAP)	$58,528	$53,379	$47,726

Efficiency ratio (GAAP)	40.64%	37.80%	39.88%
Adjusted efficiency ratio (non-GAAP)	37.61%	37.80%	39.88%

Tangible book value per share reconciliation
Total shareholder's equity (GAAP)	$544,184	$421,353	$381,517
Less: goodwill and core deposit intangibles	(68,675)	—	—
Adjust total shareholder's equity (non-GAAP)	$475,509	$421,353	$381,517

Shares of common stock outstanding	28,817,967	25,402,782	25,205,506

Book value per share (GAAP)	$18.88	$16.59	$15.14
Tangible book value per share (non-GAAP)	$16.50	$16.59	$15.14

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

Year ended December 31, 2025 compared to year ended December 31, 2024

Net interest income for the year ended December 31, 2025 was $130.4 million compared to $118.1 million for the year ended December 31, 2024, an increase of $12.3 million, or 10.4%. Interest income totaled $220.8 million for the year ended December 31, 2025, an increase of $7.9 million, or 3.7%, from the year ended December 31, 2024, primarily due to a $119.1 million increase in average loans coupled with a four basis points increase in the yield on average loans. Average earning assets increased by $148.9 million, due to increases of $119.1 million in average loans, $22.4 million in average fed funds sold and interest-bearing cash accounts and $7.5 million in average investment securities. The increase in average loans included increases of $127.7 million in average commercial real estate loans, $11.9 million in average construction and development loans and $5.9 million in average commercial and industrial loans, offset by a decrease of $26.5 million in average residential real estate loans.

Interest expense for the year ended December 31, 2025 decreased $4.4 million, or 4.6%, to $90.4 million compared to interest expense of $94.8 million for the year ended December 31, 2024. This decrease was primarily attributable to decreases of 66 basis points and 18 basis points in time deposits and money market costs, respectively. These decreases to deposit interest expense were offset by a 20 basis points increase to the yield on interest-bearing demand deposits coupled with a $47.3 million increase in average interest-bearing demand deposits. Average borrowings outstanding for the year ended December 31, 2025 increased by $57.9 million with an increase in rate of 10 basis points compared to the year ended December 31, 2024.

The Company has interest rate derivative agreements totaling $825.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 2.62%. During the year ended December 31, 2025, we recorded a credit to interest expense of $15.1 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $22.1 million recorded during the year ended December 31, 2024. Based on the Federal Funds Effective rate as of December 31, 2025 (3.64%), the Company would estimate to record a credit to interest expense of $5.9 million during 2026 from the benefit received on these interest rate derivatives. See Note 11 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for additional information on these interest rate derivatives.

The net interest margin for the year ended December 31, 2025 was 3.72% compared to 3.51% for the year ended December 31, 2024, an increase of 21 basis points. The cost of interest-bearing liabilities decreased by 31 basis points to 3.41% from 3.72% for the previous year while the yield on interest-earning assets decreased by four basis points to 6.29% from 6.33%, for the previous year. Average earning assets increased by $148.9 million, primarily due to an increase of $119.1 million in average loans and an increase of $29.8 million in average total investments. Average interest-bearing liabilities increased by $99.9 million as average interest-bearing deposits increased by $42.0 million and average borrowings increased by $57.9 million.

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

Average Balances, Interest and Yields

The following tables present, for the years ended December 31, 2025, 2024 and 2023, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Year Ended December 31,
	2025			2024			2023
	Average	Interest and	Yield /	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$208,059	$10,257	4.93%	$185,696	$11,289	6.08%	$167,024	$9,995	5.98%
Investment securities	38,826	1,072	2.76	31,373	854	2.72	32,330	949	2.94
Total investments	246,885	11,329	4.59	217,069	12,143	5.59	199,354	10,944	5.49
Construction and development	29,061	2,365	8.14	17,148	1,511	8.81	31,955	1,864	5.83
Commercial real estate	865,860	73,725	8.51	738,200	66,751	9.04	659,432	57,710	8.75
Commercial and industrial	73,896	6,462	8.74	67,964	6,597	9.71	54,100	5,110	9.45
Residential real estate	2,294,620	126,744	5.52	2,321,075	125,737	5.42	2,299,246	117,071	5.09
Consumer and Other	353	203	57.51	304	174	57.24	195	128	65.64
Gross loans(2)	3,263,790	209,499	6.42	3,144,691	200,770	6.38	3,044,928	181,883	5.97
Total earning assets	3,510,675	220,828	6.29	3,361,760	212,913	6.33	3,244,282	192,827	5.94
Noninterest-earning assets	199,348			209,058			198,938
Total assets	3,710,023			3,570,818			3,443,220
Interest-bearing liabilities:
NOW and savings deposits	186,114	5,119	2.75	138,827	3,537	2.55	146,543	2,264	1.54
Money market deposits	1,011,090	26,512	2.62	1,012,309	28,331	2.80	1,006,360	42,347	4.21
Time deposits	1,027,849	41,264	4.01	1,031,942	48,192	4.67	940,911	35,996	3.83
Total interest-bearing deposits	2,225,053	72,895	3.28	2,183,078	80,060	3.67	2,093,814	80,607	3.85
Borrowings	423,883	17,484	4.12	365,990	14,707	4.02	353,149	10,741	3.04
Total interest-bearing liabilities	2,648,936	90,379	3.41	2,549,068	94,767	3.72	2,446,963	91,348	3.73
Noninterest-bearing liabilities:
Noninterest-bearing deposits	549,337			536,084			555,840
Other noninterest-bearing liabilities	72,314			86,496			74,254
Total noninterest-bearing liabilities	621,651			622,580			630,094
Shareholders' equity	439,436			399,170			366,163
Total liabilities and shareholders' equity	$3,710,023			$3,570,818			$3,443,220
Net interest income		$130,449			$118,146			$101,479
Net interest spread			2.88			2.61			2.21
Net interest margin			3.72			3.51			3.13
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Year Ended December 31,
	2025 Compared to 2024			2024 Compared to 2023
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$997	$(2,029)	$(1,032)	$1,190	$104	$1,294
Investment securities	735	(517)	218	(330)	235	(95)
Total investments	1,732	(2,546)	(814)	860	339	1,199
Construction and development	893	(39)	854	(938)	585	(353)
Commercial real estate	12,316	(5,342)	6,974	7,173	1,868	9,041
Commercial and industrial	536	(671)	(135)	1,361	126	1,487
Residential real estate	(2,814)	3,821	1,007	1,408	7,258	8,666
Consumer and Other	26	3	29	26	20	46
Gross loans(2)	10,957	(2,228)	8,729	9,030	9,857	18,887
Total earning assets	12,689	(4,774)	7,915	9,890	10,196	20,086
Interest-bearing liabilities:
NOW and savings deposits	652	930	1,582	(221)	1,494	1,273
Money market deposits	(1,696)	(123)	(1,819)	481	(14,497)	(14,016)
Time deposits	(550)	(6,378)	(6,928)	3,851	8,345	12,196
Total interest-bearing deposits	(1,594)	(5,571)	(7,165)	4,111	(4,658)	(547)
Borrowings	2,327	450	2,777	390	3,576	3,966
Total interest-bearing liabilities	733	(5,121)	(4,388)	4,501	(1,082)	3,419
Net interest income	$11,956	$347	$12,303	$5,389	$11,278	$16,667
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Loan balances include nonaccrual loans and loans held for sale.

Provision for Credit Losses

The provision for credit losses reflects our internal calculation and judgment of the appropriate amount of the allowance for credit losses. The adoption of ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments” or “CECL” and most recently ASU No. 2025-08, “Purchased Loans” significantly changed the methodology of how we measure credit losses (see Note 1 to the Consolidated Financial Statements for more information). We maintain the allowance for credit losses at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period.  The allowance for credit losses is determined through detailed quarterly analyses of our loan portfolio. The allowance for credit losses is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflective in historical loss rates. Additional qualitative factors that are considered in determining the amount of the allowance for credit losses are concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Year ended December 31, 2025 compared to year ended December 31, 2024

We recorded a credit to the provision for credit losses of $318,000 during the year ended December 31, 2025 compared to provision expense of $516,000 recorded during the year ended December 31, 2024. The credit provision recorded during the year ended December 31, 2025 was primarily due to the decrease in the general reserves allocated to our residential real estate and commercial and industrial legacy loan portfolios due to lower loan balances, as well as the decrease in reserves allocated to individually analyzed legacy loans, offset by an increase in the general reserves allocated to our commercial real estate legacy loans due to higher balances. Our allowance for credit losses as a percentage of gross loans for the periods ended December 31, 2025 and 2024 was 0.68% and 0.59%, respectively. Our allowance for credit losses as a percent of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

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

The following table sets forth the major components of our noninterest income for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in thousands)	2025	2024	2023	$ Change	% Change	$ Change	% Change
Noninterest Income:
Service charges on deposit accounts	$2,328	$2,073	$1,918	$255	12.3%	$155	8.1%
Other service charges, commissions and fees	7,340	6,848	5,657	492	7.2	1,191	21.1
Gain on sale of residential mortgage loans	3,952	1,914	—	2,038	106.5	1,914	100.0
Mortgage servicing income, net	2,419	2,448	(193)	(29)	1.2	2,641	1368.4
Gain on sale of SBA loans	2,322	2,945	3,299	(623)	(21.2)	(354)	(10.7)
SBA servicing income, net	3,558	4,243	4,796	(685)	(16.1)	(553)	(11.5)
Other income	3,265	2,592	2,727	673	26.0	(135)	(5.0)
Total noninterest income	$25,184	$23,063	$18,204	$2,121	9.2%	$4,859	26.7%

Year ended December 31, 2025 compared to year ended December 31, 2024

Service charges on deposit accounts were $2.3 million for the year ended December 31, 2025 compared to $2.1 million for the year ended December 31, 2024, an increase of $255,000, or 12.3%. The increase was primarily attributable to increased overdraft fees and analysis charges.

Other service charges, commissions and fees increased $492,000, or 7.2%, to $7.3 million for the year ended December 31, 2025 compared to $6.8 million for the year ended December 31, 2024. The increase is mainly attributable to higher underwriting, processing and origination fees earned from our origination of residential mortgage loans as mortgage volume increased during the year ended December 31, 2025 compared to the year ended December 31, 2024. Mortgage loan originations totaled $464.6 million during the year ended December 31, 2025 compared to $413.7 million during the year ended December 31, 2024.

Total gain on sale of loans was $6.3 million for the year ended December 31, 2025 compared to $4.9 million for the year ended December 31, 2024, an increase of $1.4 million, or 29.1%.

Gain on sale of residential loans totaled $4.0 million for the year ended December 31, 2025 as we sold $310.2 million in residential mortgage loans during the period with an average premium of 1.35% compared to the sale of $187.5 million in residential mortgage loans with an average premium of 1.05% during the year ended December 31, 2024.

Gain on sale of SBA loans totaled $2.3 million for the year ended December 31, 2025 compared to $2.9 million for the year ended December 31, 2024. We sold $60.5 million in SBA loans during the year ended December 31, 2025 with average premiums of 6.08% compared to the sale of $72.2 million in SBA loans with an average premium of 6.57% in the year ended December 31, 2024.

Mortgage loan servicing income was $2.4 million for both the year ended December 31, 2025 and 2024. Included in mortgage loan servicing income for the year ended December 31, 2025 was $2.2 million in mortgage servicing fees compared to $2.3 million for 2024, and capitalized mortgage servicing assets of $812,000 for the year ended December 31, 2025 compared to $1.2 million for 2024. These amounts were offset by mortgage loan servicing asset amortization of $581,000 for the year ended December 31, 2025 compared to $1.1 million for the year ended December 31, 2024. During the year ended December 31, 2025, we recorded a fair value impairment recovery of $20,000 on our mortgage servicing assets compared to a fair value impairment of $20,000 on our mortgage servicing assets recorded during 2024. Our total residential mortgage loan servicing portfolio was $702.6 million at December 31, 2025 compared to $527.0 million at December 31, 2024. The increase in the residential mortgage servicing portfolio is due to the sale of $310.2 million of residential mortgage loans during the year. There were no residential mortgage loans serviced for others acquired from First IC.

SBA servicing income was $3.6 million for the year ended December 31, 2025 compared to $4.2 million for the year ended December 31, 2024, a decrease of $685,000, or 16.1%. Our total SBA and USDA loan servicing portfolio was $685.5 million as of December 31, 2025 compared to $479.7 million as of December 31, 2024. The increase in our SBA and USDA loan servicing portfolio is attributable to the SBA loans acquired from First IC. SBA servicing fees totaled $4.1 million for the year ended December 31, 2025 compared to $4.2 million for the year ended December 31, 2024. Our SBA servicing rights are carried at fair value and inputs used to calculate fair value change from period to period. During the year ended December 31, 2025, we recorded a $521,000 fair value loss on our SBA servicing rights compared to a $29,000 fair value gain on our SBA servicing rights during the year ended December 31, 2024.

Other noninterest income was $3.3 million for the year ended December 31, 2025 compared to $2.6 million for the year ended December 31, 2024, an increase of $673,000, or 26.0%. The largest component of other noninterest income is the income on bank owned life insurance, which totaled $2.5 million and $2.3 million, respectively, for the years ended December 31, 2025 and 2024. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $346,000 (gain) and $35,000 (loss), respectively, for the years ended December 31, 2025 and 2024.

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

Mortgage loan servicing income was $2.4 million for the year ended December 31, 2024 compared to mortgage loan servicing expense of $193,000 for the year ended December 31, 2023, an increase of $2.6 million year over year. The change in mortgage loan servicing income was primarily due to the decrease in mortgage servicing amortization and an increase in capitalized mortgage servicing assets, partially offset by the decrease in mortgage servicing fees. Included in mortgage loan servicing income for the year ended December 31, 2024 was $2.3 million in mortgage servicing fees compared to $2.5 million for 2023, and capitalized mortgage servicing assets of $1.2 million for the year ended December 31, 2024 compared to $0 for 2023. These amounts were offset by mortgage loan servicing asset amortization of $1.1 million for the year ended December 31, 2024 compared to $2.7 million for the year ended December 31, 2023. During the year ended December 31, 2024, we recorded a fair value impairment of $20,000 on our mortgage servicing assets compared to no fair value impairment recorded during 2023. Our total residential mortgage loan servicing portfolio was $527.0 million at December 31, 2024 compared to $443.1 million at December 31, 2023.

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

Noninterest Expense

The following table sets forth the major components of our noninterest expense for the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,			2025 vs. 2024		2024 vs. 2023
(Dollars in thousands )	2025	2024	2023	$ Change	% Change	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$36,674	$33,207	$29,304	$3,467	10.4%	$3,903	13.3%
Occupancy and equipment	5,788	5,524	4,893	264	4.8	631	12.9
Data processing	1,534	1,293	1,229	241	18.6	64	5.2
Advertising	657	634	614	23	3.6	20	3.3
Merger-related expenses	4,729	—	—	4,729	100.0	—	—
Other expenses	13,875	12,721	11,686	1,154	9.1	1,035	8.9
Total noninterest expense	$63,257	$53,379	$47,726	$9,878	18.5%	$5,653	11.8%

Year ended December 31, 2025 compared to year ended December 31, 2024

Salaries and employee benefits expense for the year ended December 31, 2025 was $36.7 million compared to $33.2 million for the year ended December 31, 2024, an increase of $3.5 million, or 10.4%. This increase was primarily attributable to higher employee salaries partially due annual salary adjustments and the addition of the First IC employees,  higher commissions paid from higher loan volume, and increased employee insurance costs and stock based compensation. The average number of full-time equivalent employees was 252 for the year ended December 31, 2025 compared to 240 for the year ended December 31, 2024.

Occupancy expense for the year ended December 31, 2025 was $5.8 million compared to $5.5 million for the year ended December 31, 2024, an increase of $264,000, or 4.8%. This increase was primarily due to higher expenses related to depreciation, rent, and maintenance and repairs.

Data processing expense for the year ended December 31, 2025 was $1.5 million compared to $1.3 million for the year ended December 31, 2024, an increase of $241,000, or 18.6%. The increase was partially attributable to the First IC acquisition.

Advertising expense for the year ended December 31, 2025 was $657,000 compared to $634,000 for the year ended December 31, 2024, a slight increase of $23,000, or 3.6%. The increase was consistent with the continued growth of our loans and deposits.

Merger-related expenses for the year ended December 31, 2025 were $4.7 million compared to $0 during the year ended December 31, 2024 as no business combinations occurred during 2024. Included in the $4.7 million of merger-related expenses are professional and legal fees, severance payments, systems termination costs and other integration costs.

Other expenses for the year ended December 31, 2025 were $13.9 million compared to $12.7 million for the year ended December 31, 2024, an increase of $1.2 million, or 9.1%. The increase was primarily due to higher expenses related to security, loans and professional services, partially offset by lower other real estate owned expenses. Included in other expenses were directors’ fees of $761,000 and $645,000 for the years ended December 31, 2025 and 2024, respectively.

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

Income Tax Expense

Income tax expense for the years ended December 31, 2025, 2024 and 2023 was $24.2 million, $22.8 million and $20.4 million, respectively. The Company’s effective tax rates for the years ended December 31, 2025, 2024 and 2023 were 26.1%, 26.1% and 28.3%, respectively. The decrease in the effective tax rate during 2024 compared to 2023 was partially due to a tax provision to tax return adjustment recorded for our 2023 state tax returns filed during the third and fourth quarter of 2024.

We had a net deferred tax asset of $6.0 million at December 31, 2025, a net deferred tax asset of $158,000 at December 31, 2024 and net deferred tax liability of $2.3 million at December 31, 2023.

Financial Condition

Total assets increased $1.17 billion, or 32.7%, to $4.77 billion at December 31, 2025 as compared to $3.59 billion at December 31, 2024. This increase was mainly due to the $1.19 billion of assets acquired from First IC as of December 31, 2025, including goodwill and core deposit intangibles. Exlcuding these acquired assets, legacy total assets were $3.57 billion at December 31, 2025, a decrease of $21.2 million, 0.6% compared to December 31, 2024. The $21.1 million decrease in total assets at December 31, 2025 compared to December 31, 2024 was primarily due to decreases in loans held for investment of $99.6 million and interest rate derivatives of $15.4 million, partially offset by increases in cash and due from banks of $64.5 million, other assets of $13.4 million, loans held for sale of $5.9 million, equity securities of $8.4 million, bank owned life insurance of $2.5 million and Federal Home Loan Bank stock of $2.4 million

Our investment securities portfolio made up only 1.38% of our total assets at December 31, 2025 compared to 0.77% at December 31, 2024. The increase in our securities portfolio during 2025 was due to the securities acquired from First IC.

Loans

Our loans represent the largest portion  of our earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing our financial condition.

Our gross loans held for investment increased $912.5 million, or 28.8%, to $4.08 billion as of December 31, 2025 compared to $3.17 billion as of December 31, 2024, primarily due to the $1.01 billion of loans acquired from First IC as of December 31, 2025. Excluding acquired loans, our legacy loans held for investment decreased by $96.5 million, or 3.0%, compared to 2024. The decline in our legacy loan portfolio during the year ended December 31, 2025 was made up of an increase of $18.9 million, or 87.7%, in construction and development loans, an increase of $79.6 million, or 10.4%, in commercial real estate loans, a decrease of $4.6 million, or 5.9%, in commercial and industrial loans, a decrease of $190.3 million, or 8.3%, in residential real estate loans and an increase of $10,000, or 3.8%, in consumer and other loans. There were no loans classified as held for sale as of December 31, 2025 or 2024. Loans classified as held for sale totaled $22.3 million as of December 31, 2023.

The following table presents the ending balance of each major category in our loan portfolio held for investment as of the dates indicated.

	December 31,
	2025		2024		2023		2022		2021
(Dollars in thousands)	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Construction and Development	$41,796	1.0%	$21,569	0.7%	$23,262	0.7%	$47,779	1.6%	$38,857	1.6%
Commercial Real Estate	1,560,728	38.3	762,033	24.1	711,177	22.6	657,246	21.4	520,488	20.7
Commercial and Industrial	96,360	2.4	78,220	2.5	65,904	2.1	53,173	1.7	73,072	2.9
Residential Real Estate	2,378,311	58.3	2,303,234	72.7	2,350,299	74.6	2,306,915	75.3	1,879,012	74.8
Consumer and other	627	0.0	260	0.0	319	0.0	216	0.0	79	0.0
Total gross loans	4,077,822	100.0%	3,165,316	100.0%	3,150,961	100.0%	3,065,329	100.0%	2,511,508	100.0%
Unearned income	(6,621)		(7,381)		(8,856)		(9,640)		(6,438)
Loan Discounts	(19,804)		—		—		—		—
Allowance for credit losses	(27,843)		(18,744)		(18,112)		(13,888)		(16,952)
Total loans, net	$4,023,554		$3,139,191		$3,123,993		$3,041,801		$2,488,118

The following table presents the maturity distribution of our loans held for investment as of December 31, 2025. The table also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.

	December 31, 2025
(Dollars in thousands)	One Year or Less	One to Five Years	Five to Ten Years	Ten to Fifteen Years	Over Fifteen Years	Total
Construction and Development	$25,067	$13,121	$980	$—	$2,628	$41,796
Commercial Real Estate	109,725	713,144	214,586	41,115	482,158	1,560,728
Commercial and Industrial	18,966	33,661	42,367	1,119	247	96,360
Residential Real Estate	—	204	84,826	649,553	1,643,728	2,378,311
Consumer and other	627	—	—	—	—	627
Total gross loans	$154,385	$760,130	$342,759	$691,787	$2,128,761	$4,077,822

Amounts with fixed rates	$60,708	$258,044	$103,214	$652,929	$188,622	$1,263,517
Amounts with floating or adjustable rates	93,677	502,086	239,545	38,858	1,940,139	2,814,305
Total gross loans	$154,385	$760,130	$342,759	$691,787	$2,128,761	$4,077,822

Our loan portfolio is concentrated in commercial real estate and residential mortgage loans with the remaining balance in construction and development, commercial and industrial, and consumer loans. 97.6% of our gross loans held for investment were secured by real property as of December 31, 2025, compared to 97.5% as of December 31, 2024 and 97.9% as of December 31, 2023.

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

As of December 31, 2025, our construction and development loans comprised $41.8 million, or 1.0%, of total loans held for investment, compared to $21.6 million, or 0.7%, of total loans held for investment as of December 31, 2024. This compares to $23.3 million, or 0.7%, of total loans held for investment as of December 31, 2023.

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

As of December 31, 2025, our loans secured by commercial real estate were $1.56 billion, or 38.3%, of total loans held for investment compared to $762.0 million, or 24.1%, as of December 31, 2024. This increase was mainly due to the $719.1 million of commercial real estate loans acquired from First IC coupled with organic growth of $79.6 million of newly originated and renewed legacy commercial real estate loans. Commercial real estate loans were $711.2 million, or 22.6%, of our portfolio as of December 31, 2023. Our non-owner occupied commercial real estate loans has historically made up a small percentage of our overall commercial real estate loan portfolio. Non-owner occupied commercial real estate loans were 8.0%, and 7.6%, as a percentage of commercial real estate loans for the years ending December 31, 2024 and 2023, respectively. During 2025, our non-owner occupied commercial real estate increased to 49.3% as a percentage of commercial real estate loans as of December 31, 2025. This increase was partially due to the reclassification of our legacy hotel loan portfolio from owner occupied to non-owner occupied coupled with the $347.4 million of non-owner occupied commercial real estate acquired from First IC. Of the $769.6 million of non-owner occupied commercial real estate loans as of December 31, 2025, $600.3 million, or 78.0% were hotel loans, which carried a weighted average LTV of 55.6%. At December 31, 2025, approximately 50.7% of our commercial real estate loans were owner-occupied compared to 92.0% at December 31, 2024.

We originate both fixed and adjustable rate loans. Adjustable rate loans are based on the prime rate, SOFR or constant  maturity treasury (“CMT”). At December 31, 2025 and 2024, approximately 21.6% and 12.0% of the commercial real estate portfolio consisted of fixed-rate loans, respectively. Our policy maximum LTV is 85% for commercial real estate loans. However, our weighted average LTV is well below this policy maximum. Newly originated and renewed non-SBA commercial real estate loans for the years ending December 31, 2025 and 2024 carried a weighted average LTV of 51.8% and 53.5%, respectively.

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

As of December 31, 2025, our commercial and industrial loans comprised $96.4 million, or 2.4%, of total loans held for investment, compared to $78.2 million, or 2.5% of total loans held for investment as of December 31, 2024. This increase was mainly due the $22.8 million of commercial and industrial loans acquired from First IC. This compares to $65.9 million, or 2.1%, of total loans held for investment as of December 31, 2023.

A large portion of both our commercial real estate and commercial and industrial loans are SBA loans. We are designated an SBA Preferred Lender under the SBA Preferred Lender Program. We offer mostly SBA 7(a) variable-rate loans. We have historically sold the guaranteed portion (typically 75%) of the SBA loans that we originate. Our SBA loans are typically made to small-sized retail, hotel/motel, service and distribution businesses for working capital needs or business expansions. SBA loans have maturities up to 25 years. Typically, non-real estate secured loans mature in less than 10 years. Collateral  may also include inventory, accounts receivable and equipment, and may include personal guarantees. Our unguaranteed SBA loans collateralized by real estate are monitored by collateral type and included in our CRE Concentration Guidance. As of December 31, 2025, our SBA and USDA portfolio totaled $482.2 million, compared to $277.0 million as of December 31, 2024. This increase was primarily attributed to $208.7 million of SBA loans acquired from First IC. We originated and sold $100.1 million and $60.5 million of SBA loans during the year ended December 31, 2025 compared to originations and sales of $90.8 million and $72.2 million for the year ended December 31, 2024. We originated and sold $88.1 million and $72.9 million of SBA loans during the year ended December 31, 2023.

From our total SBA and USDA loan portfolio of $482.2 million at December 31, 2025, $439.8 million is secured by real estate and $42.4 million is unsecured or secured by business assets, which we classify as commercial and industrial loans.

Residential real estate loans. We originate mainly non-conforming single-family residential mortgage loans through  our branch network, without the use of any third party originator. During 2025, our primary loan products were a three-year, five-year or ten-year hybrid adjustable rate mortgage which reprice after three, five or ten years to the one-year CMT plus certain spreads, as well as 15-year and 30-year fixed rate products. We originate the residential mortgage loans to hold for investment and also sell on the secondary market when premiums are elevated or for liquidity purposes.

As of December 31, 2025, our residential real estate loans comprised $2.38 billion, or 58.3%, of total loans held for investment, compared to $2.30 billion, or 72.7%, of total loans held for investment as of December 31, 2024. This compares to $2.35 billion, or 74.6%, of total loans held for investment as of December 31, 2023. Included in the $2.38 billion total loans held for investment balance as of December 31, 2025 were $265.4 million of residential real estate loans acquired from First IC. The increase in 2025 was due to $265.4 million of residential real estate loans acquired from First IC, offset by the significant amount of residential real estate loans sold to investors during the year. During the years ended December 31, 2025 and 2024, we originated $465.6 million and $413.7 million and sold $310.2 million and $187.5, respectively, in residential mortgage loans. During the year ended December 31, 2023, we originated $337.0 million and sold $0 in residential mortgage loans.

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

As of December 31, 2025, our consumer and other loans totaled $627,000 compared to $260,000 as of December 31, 2024. This compares to $319,000 as of December 31, 2023.

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

Nonperforming loans were $25.2 million at December 31, 2025 compared to $18.0 million at December 31, 2024 and $14.7 million at December 31, 2023. The increase from December 31, 2024 to December 31, 2025 was attributable to increase of $11.5 million in nonaccrual commercial real estate loans and $775,000 in nonaccrual commercial and industrial loans, offset by a $5.0 million decrease in nonaccrual residential real estate loans. Included in the increase from December 31, 2024 to December 31, 2025 were nonaccrual commercial real estate, commercial and industrial and residential real estate loans of $6.5 million, $183,000 and $468,000, respectively, acquired from First IC. The increase from December 31, 2023 to December 31, 2024 was attributable to a $2.3 million increase in both nonaccrual commercial real estate loans and nonaccrual residential real estate loans, offset by a $760,000 decrease in commercial and industrial loans and a $548,000 decrease in nonaccrual construction and development loans. We did not recognize any interest income on nonaccrual loans during the years ended December 31, 2025, 2024 and 2023.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. At December 31, 2025, included in nonaccrual loans were $14.8 million of commercial real estate loans, $1.3 million in commercial and industrial loans and $9.1 million in residential real estate loans. Nonaccrual loans at December 31, 2024 consisted of $3.3 million of commercial real estate loans, $526,000 in commercial and industrial loans and $14.2 million in residential real estate loans.

	December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021
Nonaccrual loans	$25,213	$18,010	$14,682	$10,065	$8,759
Past due loans 90 days or more and still accruing	—	—	—	180	342
Total nonperforming loans	25,213	18,010	14,682	10,245	9,101
Foreclosed real estate	208	427	1,466	4,328	3,618
Total nonperforming assets	$25,421	$18,437	$16,148	$14,573	$12,719
Nonperforming loans to gross loans	0.62%	0.57%	0.47%	0.33%	0.36%
Nonperforming assets to total assets	0.53%	0.51%	0.46%	0.43%	0.41%
Allowance for credit losses to nonperforming loans	110.43%	104.08%	123.36%	135.56%	186.27%

Allowance for credit losses

The allowance for credit losses was $27.8 million at December 31, 2025 compared to $18.7 million at December 31, 2024, an increase of $9.1 million, or 48.5%. The allowance for credit losses was $18.1 million as of December 31, 2023.

The increase from December 31, 2024 to December 31, 2025 was due to the $9.9 million in initial allowance reserves recorded on the acquired First IC loan portfolio, including $7.9 million and $2.0 million attributable to purchased seasoned loans and PCD loans, respectively, as well as additional reserves allocated to our construction and development, commercial real estate and commercial and industrial loan portfolios.These increases were offset by a decrease in the reserves allocated to our residential real estate loan portfolio. The increase from December 31, 2023 to December 31, 2024 was primarily due to the increase in reserves allocated to individually analyzed loans, partially offset by $130,000 in charge-offs recorded during the year ended December 31, 2024. The CECL approach requires an estimate of the credit losses expected over the life of an exposure (or pool of exposures). It removes the incurred loss approach’s threshold that delayed the recognition of a credit loss until it was probable a loss event was incurred.

We maintain a reserve for credit losses that consist of two components, the allowance for credit losses (ACL) on funded loans and the ACL for unfunded commitments, The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation.  The evaluation reflects analyses of individual borrowers coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors.  The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses.  The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments was created upon adoption of CECL on January 1, 2023 and had a balance of $287,000 and  $165,000 as of December 31, 2025 and 2024, respectively.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 4 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for loan losses and net charge-offs for the periods presented below:

	December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021
Balance, beginning of period	$18,744	$18,112	$13,888	$16,952	$10,135
Initial allowance on First IC acquired loans	9,885	—	—	—	—
CECL adoption (Day 1) impact	—	—	5,055	—	—
Charge-offs:
Construction and development	—	—	—	—	—
Commercial real estate	172	—	455	—	67
Commercial and industrial	294	130	309	390	64
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total charge-offs	466	130	764	390	131
Recoveries:
Construction and development	—	—	—	—	—
Commercial real estate	2	83	5	7	12
Commercial and industrial	14	11	20	81	—
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	5	7
Total recoveries	16	94	25	93	19
Net charge-offs/(recoveries)	450	36	739	297	112
Provision for credit losses	(336)	668	(92)	(2,767)	6,929
Balance, end of period	$27,843	$18,744	$18,112	$13,888	$16,952
Total loans at end of period	$4,077,822	$3,165,316	$3,150,961	$3,065,329	$2,511,508
Average loans(1)	3,202,087	3,125,389	3,039,361	2,761,195	2,109,249
Net charge-offs to average loans	0.01%	0.00%	0.02%	0.01%	0.01%
Allowance for credit losses to total loans	0.68%	0.59%	0.57%	0.45%	0.67%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses inherent in the loan portfolio as of December 31, 2025.

The following table presents a summary of the allocation of the allowance for credit losses by loan portfolio segment for the periods indicated:

	December 31,
	2025		2024		2023		2022		2021
	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to	Allowance for	% of Loans to
(Dollars in thousands)	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans	Credit Losses	Total Loans
Construction and Development	$65	1.0%	$31	0.7%	$46	0.7%	$124	1.6%	$100	1.6%
Commercial Real Estate	15,716	38.3	7,265	24.1	6,876	22.6	2,811	21.4	4,146	20.7
Commercial and Industrial	1,586	2.4	1,380	2.5	588	2.1	1,326	1.7	4,989	2.9
Residential Real Estate	10,472	58.3	10,066	72.7	10,597	74.6	9,626	75.3	7,717	74.8
Consumer and other	4	—	2	—	5	—	1	—	—	—
Total allowance for credit losses	$27,843	100.0%	$18,744	100.0%	$18,112	100.0%	$13,888	100.0%	$16,952	100.0%

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

All of the debt securities in our investment portfolio were classified as available-for-sale as of December 31, 2025. All available-for-sale securities are carried at fair value. Securities available-for-sale consist primarily of U.S. government-sponsored agency securities, home mortgage-backed securities and state and municipal bonds. No issuer of the available-for-sale securities comprised more than ten percent of our shareholders’ equity as of December 31, 2025, 2024 or 2023.

The following table presents the amortized cost and fair value of our available-for-sale securities portfolio as of the dates presented.

	Year Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Obligations of U.S. Government entities and agencies	$12,393	$12,542	$4,467	$4,467	$4,637	$4,637
States and political subdivisions	11,574	10,144	8,022	6,537	8,072	6,782
Mortgage-backed GSE residential	25,971	24,493	8,186	6,387	8,669	7,074
Total securities available for sale	$49,938	$47,179	$20,675	$17,391	$21,378	$18,493

Certain securities have fair values less than amortized cost and, therefore, contain unrealized losses. The Company does not believe that the securities available for sale that were in an unrealized loss position as of December 31, 2025 represent a credit loss impairment.  As of December 31, 2025, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

The following table sets forth certain information regarding contractual maturities and the weighted average tax-equivalent yields of our investment securities available for sale as of the dates presented. Expected maturities may differ from contractual maturities if borrowers  have the right to call or prepay obligations with or without call or prepayment penalties.

	As of December 31, 2025
	One Year or Less		More Than One Year Through Five Years		More Than Five Years Through Ten Years		More Than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
(Dollars in thousands)	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield	Fair Value	Average Yield
Obligations of U.S. Government entities and agencies	$3,171	4.24%	$9,371	4.14%	$—	—%	$—	—%	$12,542	4.16%
States and political subdivisions	1,234	2.33	1,026	3.59	1,284	4.17	6,600	2.60	10,144	2.87
Mortgage-backed GSE residential	2,486	3.50	7,298	3.73	6,914	3.91	7,795	3.15	24,493	3.57
Total securities available for sale	$6,891	3.63%	$17,695	3.94%	$8,198	3.95%	$14,395	2.90%	$47,179	3.51%

We have not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate our interest rate risk.

Equity Securities

As of December 31, 2025 and 2024, the Company had equity securities with carrying values totaling $18.6 million and $10.3 million, respectively. The equity securities consist of our investment in a mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the years ended December 31, 2025, 2024 and 2023, we recognized an unrealized gain of $346,000, an unrealized loss of $35,000 and an unrealized gain of $35,000, respectively, in net income on our equity securities.

Deposits

Deposits represent the Bank’s primary source of funds, and we gather deposits primarily through our branch locations, as well as the use of wholesale and brokered deposits. We offer a variety of deposit products including demand deposit accounts, interest-bearing products, money market and savings accounts and certificate of deposits. We put continued

effort into gathering noninterest-bearing demand deposits accounts through marketing to our existing and new loan customers, customer referrals, and expansion into new markets.

Total deposits increased $909.2 million, or 33.2%, to $3.65 billion at December 31, 2025 compared to $2.74 billion at December 31, 2024. The increase in deposit balances was primarily driven by $878.4 million in deposit balances acquired from First IC as of December 31, 2025. As of December 31, 2025, 21.4% of total deposits were comprised of noninterest-bearing demand accounts and 78.6% of interest-bearing deposit accounts compared to 19.6% and 80.4% as of December 31, 2024, respectively. Total deposits increased $5.9 million, or 0.2%, to $2.74 billion at December 31, 2024 compared to $2.73 billion at December 31, 2023. Our noninterest-bearing demand accounts were 18.7% of total deposits and our interest-bearing deposits accounted for the remaining 81.3% of our deposits as of December 31, 2023.

As of December 31, 2025 and 2024, the Company had estimated uninsured deposits of $1.09 billion and $666.4 million, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank's regulatory reporting. Uninsured deposits were 29.6% of total deposits at December 31, 2025 compared to 24.1% at December 31, 2024. The increase in uninsured deposit balances was driven by the deposits acquired from First IC. As of December 31, 2025, we had $1.23 billion of available borrowing capacity at the Federal Home Loan Bank ($577.9 million), Federal Reserve Discount Window ($600.4 million) and various other financial institutions (fed fund lines totaling $52.5 million).

We had brokered deposits of $747.8 million, or 20.5% of total deposits, at December 31, 2025 compared to $721.8 million, or 26.4% of total deposits, at December 31, 2024 and $766.3 million, or 28.1% of total deposits, at December 31, 2023. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank, or to help fund our loan demand when necessary.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective rate. These swap agreements are designated as cash flow hedges. As of December 31, 2025, the total amount of deposits tied to the Federal Funds Effective rate was $1.07 billion. See Note 11 of our consolidated financial statements as of December 31, 2025, included elsewhere in this Annual Report on Form 10-K, for additional information.

The following table summarizes our average deposit balances and weighted average rates for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate
Noninterest-bearing demand deposits	$549,337	—%	$536,084	—%	$555,840	—%
Interest-bearing demand deposits	105,823	1.98	127,882	2.74	132,033	1.70
Savings and money market deposits	396,932	3.55	315,721	3.91	509,443	2.82
Brokered money market deposits	694,449	2.22	707,533	2.26	511,427	5.47
Time deposits	1,027,849	4.01	1,031,942	4.67	940,911	3.83
Total interest-bearing deposits	2,225,053	3.28	2,183,078	3.67	2,093,814	3.85
Total deposits	$2,774,390	2.63%	$2,719,162	2.94%	$2,649,654	3.04%

The following table sets forth the scheduled maturities of time deposits of $250,000 or greater as of December 31, 2025:

(Dollars in thousands)	December 31, 2025
Remaining maturity:
Three months or less	$283,801
Over three through six months	305,113
Over six through twelve months	203,453
Over twelve months	4,848
Total time deposits $250,000 or greater	$797,215

Borrowed Funds

Other than deposits, the Company utilizes FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by our residential real estate loans. At December 31, 2025 and December 31, 2024, we had available borrowing capacity from the FHLB of $577.9 million and $692.6 million, respectively. At December 31, 2025 and 2024, we had $510.0 million and $375.0 million, respectively, of outstanding advances from the FHLB.

The following table provides information related to our FHLB Advances for the periods indicated:

	As of or for the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Maximum amount outstanding at any month-end during the period	$510,000	$375,000	$425,000
Balance outstanding at end of period	510,000	375,000	325,000
Average outstanding balance during the period	423,750	368,750	350,000
Weighted average interest rate during the period	4.06%	3.97%	3.06%
Weighted average interest rate at end of period	4.03	4.11	3.66

In addition  to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $52.5 and $47.5 million at December 31, 2025 and 2024, respectively. We did not have any advances outstanding under these agreements for any of the periods presented. We also have access to the Federal Reserve’s discount window in the amount of $600.4 million and $551.6 million at December 31, 2025 and 2024, respectively. No discount window borrowings were outstanding as of December 31, 2025 and  2024. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of December 31, 2025 and 2024, we had $52.5 million and $47.5 million, respectively, of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $600.4 million and $551.6 million at December 31, 2025 and 2024, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $765.7 million as of December 31, 2025, as well as all of the Company’s municipal and mortgage backed securities. There were no outstanding borrowings on this line as of December 31, 2025 and 2024.

At December 31, 2025 and 2024, we had $510.0 million and $375.0 million, respectively, of outstanding advances from the FHLB. Based on the values of residential mortgage loans pledged as collateral, we had $577.9 million and $692.6 million of additional borrowing availability with the FHLB as of December 31, 2025 and 2024, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of December 31, 2025 and 2024. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of December 31, 2025 and 2024. As of December 31, 2025, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2025 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

					To Be Well Capitalized
			Minimum Capital Required		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$501,973	16.85%	312,741	10.50%	N/A	N/A
Bank	499,580	16.77%	312,726	10.50	297,835	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	473,843	15.91%	253,171	8.50%	N/A	N/A
Bank	471,450	15.83%	253,159	8.50	238,268	8.00%
Common Tier 1 (CET1)
Consolidated	473,843	15.91%	208,494	7.00%	N/A	N/A
Bank	471,450	15.83%	208,484	7.00	193,592	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	473,843	10.00%	189,572	4.00%	N/A	N/A
Bank	471,450	9.84%	191,629	4.00	239,536	5.00%

As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$427,083	20.05%	223,622	10.50%	N/A	N/A
Bank	424,383	19.93%	223,616	10.50	212,968	10.00%
Tier I Capital (to Risk Weighted Assets)
Consolidated	408,174	19.17%	181,027	8.50%	N/A	N/A
Bank	405,474	19.04%	181,023	8.50	170,374	8.00%
Common Tier 1 (CET1)
Consolidated	408,174	19.17%	149,081	7.00%	N/A	N/A
Bank	405,474	19.04%	149,077	7.00	138,429	6.50%
Tier 1 Capital (to Average Assets)
Consolidated	408,174	11.57%	141,149	4.00%	N/A	N/A
Bank	405,474	11.49%	141,127	4.00	176,409	5.00%

Contractual Obligations

The Company has entered into various contractual obligations in the normal course of business, certain of which require future payments that could impact our liquidity and capital resources. These include payments related to operating lease obligations (see Note 6 in Item 8.), time deposits with stated maturity dates (See Note 9 in Item 8.) and FHLB advances (see Note 10 in item 8.). We believe that we will be able to meet our contractual obligations as they come due through the maintenance of adequate cash levels. We expect to maintain  adequate cash levels through profitability, loan and securities repayment and maturity activity and continued deposit gathering activities. We have in place various borrowing mechanisms for both short-term and long-term liquidity needs.

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

The following table presents outstanding financial commitments whose contractual amount represents credit risks as of the dates indicated:

	December 31,
(Dollars in thousands)	2025	2024
Commitments to extend credit	$120,078	$47,369
Standby letters of credit	14,490	5,782
Total off-balance sheet commitments	$134,568	$53,151

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of December 31, 2025, 2024 and 2023 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
December 31, 2025	(1.70)%	1.20%	(6.60)%	6.50%
December 31, 2024	(0.20)%	(1.30)%	(7.00)%	2.50%
December 31, 2023	(0.90)%	0.00%	1.50%	7.80%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+400	+300	+200	+100	-100	-200	-300	-400
December 31, 2025	(28.20)%	(21.10)%	(14.00)%	(6.70)%	6.40%	12.30%	15.90%	13.20%
December 31, 2024	(26.30)%	(19.40)%	(12.50)%	(5.80)%	4.30%	7.10%	6.20%	4.30%
December 31, 2023	(28.90)%	(22.20)%	(15.00)%	(7.50)%	9.40%	18.60%	26.10%	22.20%

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of MetroCity Bankshares, Inc.

Doraville, Georgia

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of MetroCity Bankshares, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. As permitted, the Company has excluded the operations of First IC Corporation acquired during 2025, which is described in Note 2 of the consolidated financial statements, from the scope of management’s report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses – Reasonable and Supportable Forecasts

As described in Note 1 - Significant Accounting Policies and Note 4 – Loans and Allowance for Credit Losses to the consolidated financial statements, the Company uses a discounted cash flow method to estimate expected credit losses for each of its originated loan segments. Additionally, as of December 1, 2025 the Company measured and recorded an allowance for credit losses of $9.9 million related to loans acquired as part of the acquisition of First IC Corporation (First IC), which was measured using a non-discounted expected cash flow method. The Company uses regression analysis of peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default in their reasonable and supportable forecast, including those loans acquired as part of the acquisition of First IC. The Company uses national data including gross domestic product, unemployment rates and home price indices (residential mortgage loans only) depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses. Management leverages economic projections from an independent third party to inform its loss driver forecasts over the four-quarter forecast period, reverting back to a historical loss rate over eight quarters on a straight-line basis.

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

Fort Lauderdale, Florida

March 16, 2026

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024

Assets:
Cash and due from banks	$370,832	$236,338
Federal funds sold	12,844	13,537
Cash and cash equivalents	383,676	249,875
Equity securities	18,646	10,300
Securities available for sale (at fair value)	47,179	17,391
Loans held for sale	9,741	—
Loans, less allowance for credit losses of $27,843 and $18,744, respectively	4,023,554	3,139,191
Accrued interest receivable	20,298	15,858
Federal Home Loan Bank stock	27,565	20,251
Premises and equipment, net	29,879	18,276
Operating lease right-of-use asset	15,193	7,850
Foreclosed real estate, net	208	427
SBA and USDA servicing asset, net	10,601	7,274
Mortgage servicing asset, net	1,660	1,409
Bank owned life insurance	75,786	73,285
Goodwill	56,048	—
Core deposit intangible	12,627	—
Interest rate derivatives	6,343	21,790
Other assets	29,396	10,868
Total assets	$4,768,400	$3,594,045

Liabilities:
Deposits:
Noninterest-bearing demand	$780,828	$536,276
Interest-bearing	2,865,173	2,200,522
Total deposits	3,646,001	2,736,798

Federal Home Loan Bank advances	510,000	375,000
Operating lease liability	15,306	7,940
Accrued interest payable	10,731	3,498
Other liabilities	42,178	49,456
Total liabilities	4,224,216	3,172,692

Shareholders' Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 28,817,967 and 25,402,782 shares issued and outstanding, respectively	1,159	254
Additional paid-in capital	138,675	49,216
Retained earnings	402,684	358,704
Accumulated other comprehensive income	1,666	13,179
Total shareholders' equity	544,184	421,353
Total liabilities and shareholders' equity	$4,768,400	$3,594,045

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except share and per share data)

	Years Ended December 31,
	2025	2024	2023
Interest and dividend income:
Loans, including fees	$209,499	$200,770	$181,883
Other investment income	10,770	11,838	10,767
Federal funds sold	559	305	177
Total interest income	220,828	212,913	192,827

Interest expense:
Deposits	72,895	80,060	80,607
FHLB advances and other borrowings	17,484	14,707	10,741
Total interest expense	90,379	94,767	91,348

Net interest income	130,449	118,146	101,479

Provision for credit losses:
Provision for loan losses	(336)	668	(92)
Provision for unfunded commitments	18	(152)	77
Provision for credit losses	(318)	516	(15)

Net interest income after provision for credit losses	130,767	117,630	101,494

Noninterest income:
Service charges on deposit accounts	2,328	2,073	1,918
Other service charges, commissions and fees	7,340	6,848	5,657
Gain on sale of residential mortgage loans	3,952	1,914	—
Mortgage servicing income, net	2,419	2,448	(193)
Gain on sale of SBA loans	2,322	2,945	3,299
SBA servicing income, net	3,558	4,243	4,796
Other income	3,265	2,592	2,727
Total noninterest income	25,184	23,063	18,204

Noninterest expense:
Salaries and employee benefits	36,674	33,207	29,304
Occupancy and equipment	5,788	5,524	4,893
Data processing	1,534	1,293	1,229
Advertising	657	634	614
Merger-related expenses	4,729	—	—
Other expenses	13,875	12,721	11,686
Total noninterest expense	63,257	53,379	47,726

Income before provision for income taxes	92,694	87,314	71,972
Provision for income taxes	24,162	22,810	20,359
Net income	$68,532	$64,504	$51,613

Earnings per share:
Basic	$2.66	$2.55	$2.05
Diluted	$2.64	$2.52	$2.02

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023

Net income	$68,532	$64,504	$51,613

Other comprehensive income:

Unrealized holding gains (losses) on securities available for sale arising during the period	525	(399)	590
Net changes in fair value of cash flow hedges	(16,248)	(9,633)	3,428
Tax effect	4,210	3,001	(1,847)

Other comprehensive (loss) income	(11,513)	(7,031)	2,171

Comprehensive income	$57,019	$57,473	$53,784

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2023	25,169,709	$252	$45,298	$285,832	$18,039	$349,421
Net income	—	—	—	51,613	—	51,613
Stock based compensation expense	—	—	2,421	—	—	2,421
Vesting of restricted stock	136,171	1	(1)	—	—	—
Repurchase of common stock	(100,374)	(1)	(2,019)	—	—	(2,020)
Impact of adoption of new accounting standard, net of tax(1)	—	—	—	(3,801)	—	(3,801)
Other comprehensive income	—	—	—	—	2,171	2,171
Dividends declared on common stock ($0.72 per share)	—	—	—	(18,288)	—	(18,288)
Balance, December 31, 2023	25,205,506	$252	$45,699	$315,356	$20,210	$381,517
Net income	—	—	—	64,504	—	64,504
Stock based compensation expense	—	—	2,629	—	—	2,629
Exercise of stock options	70,866	1	899			900
Vesting of restricted stock	126,820	1	(1)	—	—	—
Repurchase of common stock	(410)	—	(10)	—	—	(10)
Other comprehensive loss	—	—	—	—	(7,031)	(7,031)
Dividends declared on common stock ($0.83 per share)	—	—	—	(21,156)	—	(21,156)
Balance, December 31, 2024	25,402,782	$254	$49,216	$358,704	$13,179	$421,353
Net income	—	—	—	68,532	—	68,532
Stock based compensation expense	—	—	2,907	—	—	2,907
Vesting of restricted stock	136,238	1	(1)	—	—	—
Repurchase of common stock	(105,119)	(1)	(2,726)	—	—	(2,727)
Common stock issued for First IC acquisition	3,384,066	905	89,551	—	—	90,456
Stock issuance costs (S-4 filing)	—		(272)	—	—	(272)
Other comprehensive loss	—	—	—	—	(11,513)	(11,513)
Dividends declared on common stock ($0.96 per share)	—	—	—	(24,552)	—	(24,552)
Balance, December 31, 2025	28,817,967	$1,159	$138,675	$402,684	$1,666	$544,184
(1)	Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-13: CECL.

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flow from operating activities:
Net income	$68,532	$64,504	$51,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	3,511	2,960	2,687
Provision for credit losses	(318)	516	(15)
Stock based compensation expense	2,907	2,629	2,421
Unrealized (gains) losses recognized on equity securities	(346)	35	(35)
(Gain) loss on sale of foreclosed real estate	(28)	59	(547)
Writedown of foreclosed real estate	—	377	240
Deferred income tax expense	643	350	1,010
Gain on sale of residential mortgages	(3,952)	(1,914)	—
Origination of SBA loans held for sale	(49,981)	(73,957)	(73,005)
Proceeds from sales of SBA loans held for sale	53,074	76,902	76,304
Gain on sale of SBA loans	(2,322)	(2,945)	(3,299)
Increase in cash value of bank owned life insurance	(2,501)	(2,328)	(1,827)
Increase in accrued interest receivable	(1,684)	(733)	(1,954)
Decrease (increase) in SBA and USDA servicing rights	524	(23)	(166)
(Increase) decrease in mortgage servicing rights	(251)	(136)	2,700
(Increase) decrease in state tax credits	(9,102)	1,557	(639)
(Increase) decrease in other assets	(1,369)	977	(1,625)
(Decrease) increase in accrued interest payable	(1,065)	(635)	1,394
(Decrease) increase in other liabilities	(18,570)	(4,694)	26,842
Net cash flow provided by operating activities	37,702	63,501	82,099

Cash flow from investing activities:
Purchases of equity securities	(8,000)	—	—
Proceeds from maturities, calls or paydowns of securities available for sale	2,643	640	1,272
Purchase of Federal Home Loan Bank stock	(2,442)	(2,405)	(353)
Proceeds from sales of residential real estate loans	314,114	189,403	—
Increase in loans, net	(190,408)	(181,748)	(110,362)
Purchases of premises and equipment	(674)	(1,286)	(4,931)
Proceeds from sales of foreclosed real estate owned	2,446	1,264	4,109
Net cash acquired in First IC acquisition	9,153	—	—
Net cash flow provided by (used by) investing activities	126,832	5,868	(110,265)

Cash flow from financing activities:
Premiums paid for interest rate caps	(1,116)	—	—
(Decrease) increase in deposits, net	(51,773)	5,862	64,098
Proceeds from Federal Home Loan Bank advances	100,000	450,000	425,000
Repayments of Federal Home Loan Bank advances	(50,000)	(400,000)	(475,000)
Decrease in other borrowings, net	—	—	(392)
Exercise of stock options	—	900	—
Repurchase of common stock	(2,727)	(10)	(2,020)
Stock issuance costs	(272)	—	—
Dividends paid on common stock	(24,845)	(21,051)	(18,200)
Net cash flow (used by) provided by financing activities	(30,733)	35,701	(6,514)

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023

Net change in cash and cash equivalents	133,801	105,070	(34,680)
Cash and cash equivalents at beginning of period	249,875	144,805	179,485

Cash and cash equivalents at end of period	$383,676	$249,875	$144,805

Supplemental schedule of noncash investing and financing activities:

Transfer of residential real estate loans to loans held for sale	$320,674	$165,222	$22,267

Transfer of loan principal to foreclosed real estate, net of write-downs	$2,199	$661	$940

Initial recognition of operating lease right-of-use assets	$2,883	$1,133	$1,570

Initial recognition of operating lease liabilities	$2,883	$1,133	$1,570

In conjunction with the First IC acquisition, assets were acquired and liabilities were assumed as follows:

Common stock issued for First IC acquisition	$90,456	$—	$—

Fair value of assets acquired, net of cash acquired	$1,152,450	$—	$—

Fair value of liabilities assumed	$1,071,147	$—	$—

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$91,444	$95,402	$89,594

Income taxes	$21,779	$21,503	$17,973

See accompanying notes to audited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 1 – SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

MetroCity Bankshares, Inc. (the “Company”) was formed for the sole purpose of owning and operating its wholly owned subsidiary, Metro City Bank (the “Bank”). The Company acquired all of the outstanding common stock of the Bank in a holding company formation transaction on December 31, 2014. The Bank is a Georgia state-chartered bank and commenced operations in 2006. The Bank’s main office is located in Doraville, Georgia, and it operates branches in Alabama, California, Florida, Georgia, New York, New Jersey, Texas and Virginia. The main emphasis of the Bank is on commercial banking and it offers such customary banking services as consumer and commercial checking accounts, savings accounts, certificates of deposit, commercial and consumer loans, including single family residential loans, money transfers and a variety of other banking services. The Company is subject to the regulations of Federal and State banking agencies and is periodically examined by them.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for expected credit losses on loans held for investment, income taxes and the valuation of goodwill and other intangible assets and their respective analyses of impairment.

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

Business Combinations

In accordance with applicable accounting guidance, the Company recognizes assets acquired and liabilities assumed at their respective fair values as of the date of acquisition, with the related transaction costs expensed in the period incurred. The Company may use third party valuation specialists to assist in the determination of fair value of certain assets and liabilities at the acquisition date, including loans, core deposit intangibles and time deposits. While the Company uses its best estimates and assumptions to accurately value assets acquired and liabilities assumed on the acquisition date, the estimates are inherently uncertain. The allowance for credit losses on purchased credit deteriorated (“PCD”) and purchased seasoned loans (“PSL”) are recognized within business combination accounting.

Cash and Cash Equivalents

For purposes of presentation in the statement of cash flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption “cash and due from banks,” which includes cash on hand, cash items in process of collection, and amounts due from banks. Cash flows from loans, federal funds sold, other borrowings, and deposits are reported net.

As of December 31, 2025 and 2024, the Company had $6.2 million and $29.6 million, respectively, of restricted cash on deposit with the Federal Reserve Bank obtained from the counterparties of our interest rate derivative products (see Note 11) as collateral for the significant unrealized gains on our interest rate derivatives. This restricted cash amount was included in Cash and Due from Banks.

Investment Securities

Debt securities that management has the intent and ability to hold to maturity are classified as securities held to maturity and are recorded at amortized cost. Securities not classified as securities held to maturity, are securities available for sale and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of the related tax effect. There were no held to maturity or trading securities at December 31, 2025 and 2024.

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

Allowance for Credit Losses – Available for Sale Securities

The impairment model for available for sale (“AFS”) securities differs from the current expected credit loss (“CECL”) approach utilized by held-to-maturity (“HTM”) debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASU 2016-13 replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. One notable change from the legacy OTTI model is when evaluating whether credit loss exists, an entity may no longer consider the length of time fair value has been less than amortized cost. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. As of December 31, 2025, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. See Note 3 below for further details.

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

Loans Held for Investment

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

The Company measures expected credit losses of loans on a collective (pool) basis, when the loans share similar risk characteristics. Depending on the nature of the pool of loans with similar risk characteristics, the Company uses the discounted cash flow (“DCF”) method for legacy loan pools and a non-DCF method for acquired loan pools, with all loan pools also using a qualitative approach as discussed further below.

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

Commercial real estate – Loans in this segment are primarily income-producing properties. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Management monitors the cash flows of these loans. This loan segment includes multifamily and farmland loans.

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

Discounted Cash Flow and Non-Discounted Cash Flow Methods

The Company uses the discounted cash flow method to estimate expected credit losses for each of its legacy loan segments and non-discounted cash flow method for acquired loan pools. For all loan pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on benchmark peer data.

The Company uses regression analysis of peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers. For all loan pools utilizing both the DCF and non-DCF method, the Company uses national data including gross domestic product, unemployment rates and home price indices (residential mortgage loans only) depending on the nature of the underlying loan pool and how well that loss driver correlates to expected future losses.

For all DCF and non-DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over eight quarters on a straight-line basis. Management leverages economic projections from a reputable and independent third party to inform its loss driver forecasts over the four-quarter forecast period. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis. For acquired loan pools, the instrument expected cash flows are not discounted and the ACL is established for the difference of the instrument’s non-discounted expected cash flows and unpaid principal balance (face value).

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

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The ACL on off-balance sheet credit exposures is estimated by loan segment at each balance sheet date under the CECL model using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $287,000 and $165,000 as of December 31, 2025 and 2024,, respectively, and is included in Other Liabilities on the Company’s Consolidated Balance Sheets.

Acquired Loans

Loans acquired through purchase or a business combination are recorded at their fair value at the acquisition date. The Company performs an assessment of acquired loans to first determine if such loans have experienced a more than insignificant deterioration in credit quality since their origination and thus should be classified and accounted for as PCD loans. For loans that have not experienced a more than insignificant deterioration in credit quality since origination, referred to as PSLs, the Company records such loans at fair value, with any resulting discount or premium accreted or amortized into interest income over the remaining life of the loan using the interest method. The initial allowance for credit losses on PSLs is established through an adjustment to the acquired loan balance in the period in which the loans were acquired. The allowance for PSLs is determined based upon the Company’s methodology for estimating the allowance under CECL, and is recorded as an adjustment to the acquired loan balance on the date of acquisition.

Acquired loans that are classified as PCD are acquired at fair value, including any resulting discounts or premiums. Discounts and premiums are accreted or amortized into interest income over the remaining life of the loan using the interest method. The initial allowance for credit losses on PCD loans is established through an adjustment to the acquired loan balance in the period in which the loans were acquired. The allowance for PCD loans is determined based upon the Company’s methodology for estimating the allowance under CECL, and is recorded as an adjustment to the acquired loan balance on the date of acquisition. The Company evaluates acquired loans for deterioration in credit quality based on a variety of characteristics, including, but not limited to non-accrual and delinquency status, downgrades in credit quality since origination, along with any other factors identified by the Company through its initial analysis of acquired loans which may indicate there has been a more than insignificant deterioration in credit quality since origination. At the acquisition date, an estimate of expected credit losses is made for groups of PCD loans with similar risk characteristics and individual PCD loans without similar risk characteristics, if applicable.

Subsequent to acquisition, the allowances for credit losses for both PSLs and PCD loans are determined with the use of the Company’s allowance methodology under CECL, in the same manner as all other loans, with the exception of using a non-DCF method for PSL pools versus the DCF method for legacy loan pools (see above for further details).

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

Goodwill and Core Deposit Intangible

Goodwill represents the excess of the purchase price over the net fair value of acquired businesses. Goodwill is not amortized and is assigned to one reporting unit. Goodwill is evaluated for impairment at least annually, or more often if warranted. In assessing for impairment, the Company has the option to first perform a qualitative analysis to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of such events and circumstances, the Company determines it is more-likely-than-not that the fair value is less than carrying value, a quantitative impairment test is performed to compare carrying value to the fair value of the reporting unit. The Company also has an unconditional option to bypass the assessment of qualitative factors for any period and proceed directly to the quantitative goodwill impairment test. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Core deposit intangibles arise from the acquisition of deposits and represent the fair value of the expected cost savings from a stable, low-cost funding source compared to alternative market funding. Core deposit intangible assets are amortized on a straight-line method over their estimated useful life of 10 years.

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

In accordance with ASC 740-10 Income Taxes it is the Company’s policy to recognize interest and penalties associated with uncertain tax positions as components of income taxes and to disclose the recognized interest and penalties, if material. Management has evaluated all tax positions that could have a significant effect on the financial statements and determined the Company had no uncertain tax positions at December 31, 2025 and 2024.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgement regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

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

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This ASU requires public business entities to disclose in their rate reconciliation table additional categories of information about federal, state and foreign income taxes and to provide more details about the reconciling items in some categories if items meet a quantitative threshold. ASU 2023-09 also requires all entities to disclose income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold, among other things. This ASU was effective for us on January 1, 2025 and did not have a significant impact on our consolidated financial statements.

In December 2025, the FASB issued ASU No. 2025-08, “Financial Instruments-Credit Losses (Topic 326): Purchased Loans”. This ASU requires entities to apply the gross-up approach under Topic 326 to all “purchased seasoned loans.” According to the amendments in this update, purchased seasoned loans are loans (excluding purchased financial assets with credit deterioration, credit card receivables, debt securities and trade receivables) that are (1) acquired in a business combination, or (2) obtained through a transfer that is not a business combination or initially recognized through the consolidation of a variable interest entity, if certain seasoning criteria are met. A loan is considered seasoned if it is obtained more than 90 days after its origination date and the transferee was not involved in the origination. This ASU aligns the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination (“PCD assets”). This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption is permitted. The Company elected to early adopt this standard effective January 1, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 825): Hedge Accounting Improvements”. This ASU clarifies certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The objective of this update is to more closely align hedge accounting with the economics of an entity’s risk management activities and to better reflect those strategies in financial reporting by enabling entities to achieve and maintain hedge accounting for highly effective economic hedges of forecasted transactions. This standard is effective for annual periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this update. ASU 2025-09 is not expected to have a significant impact on our consolidated financial statements. .

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

The Company has further evaluated other Accounting Standards Updates issued during 2025 but does not expect updates other than those summarized above to have a material impact on the consolidated financial statements.

NOTE 2 – BUSINESS COMBINATIONS

After the close of business on December 1, 2025, the Company completed the acquisition of First IC Corporation. (“First IC”). For each share of First IC common stock, First IC stockholders had the right to receive 0.3729 shares of the Company's common stock and $12.00 in cash, with cash paid in lieu of fractional shares. Total consideration was $202.3 million and consisted of $90.5 million of equity (3,384,066 shares) in the form of MetroCity Bankshares, Inc. common stock, plus $111.9 million in cash, including cash paid for stock option cancellations and fractional shares. The transaction qualified as a tax-free reorganization for federal income tax purposes and provided a tax-free exchange for First IC stockholders for the portion of the transaction consideration consisting of the Company’s common stock. In addition to increasing its loan and deposit base, the Company believes it will be able to provide a deeper product set to First IC customers, as well as benefit from increased operating synergies, improving the long-term operating and financial results of the Company.

The Company accounted for the First IC acquisition using the acquisition method pursuant to the Business Combinations Topic of the FASB ASC. Accordingly, the Company recorded merger and acquisition expenses of $4.7 million during the year ended December 31, 2025 related to the First IC acquisition. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired totaled $56.0 million and was recorded to goodwill, none of which is anticipated to be deductible for tax purposes. The purchase consideration allocation is considered preliminary as certain estimates related to the assets acquired and liabilities assumed are subject to continuing refinement. Valuations subject to refinement include, but are not limited to, loans, certain deposits, certain other assets, and the core deposit intangible asset. The measurement period may not exceed one year from the acquisition date.

The following table summarizes the merger paid for First IC and the amounts of the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Consideration:
Cash	$111,855
Equity	90,456
Fair value of total consideration transferred	202,311

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	121,008
Investment securities	31,931
Loans held for investment	1,026,049
Allowance for credit losses on PCD loans and PSLs	(9,885)
Premises and equipment	12,184
Operating lease right-of-use asset	7,421
Core deposit intangible	12,733
SBA servicing asset	3,851
Other assets	12,118
Total assets acquired	1,217,410

Deposits	960,976
Federal Home Loan Bank advances	85,000
Operating lease liability	7,543
Other liabilities	17,628
Total liabilities assumed	1,071,147

Total identifiable net assets	146,263

Goodwill	$56,048

Fair value adjustment to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight line basis over periods consistent with the average life, useful life and/or the contractual terms of the related assets and liabilities.

Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:

Cash and Cash Equivalents

The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.

Investment Securities

The fair values of investment securities were based on quoted market prices for identical securities received from an independent, nationally-recognized, third party pricing service. Prices provided by the independent pricing service were based on recent trading activity and other observable information including, but not limited to, market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable.

Loans

The loans acquired were recorded at fair value. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows.

Acquired loans were reviewed to determine if any had experienced a more-than-insignificant deterioration in credit quality since origination. Loans meeting established criteria to indicate more-than-insignificant deterioration were identified as PCD loans. The loans acquired without evidence of more-than-insignificant deterioration in credit quality since origination are referred to as purchased seasoned loans (PSLs). The Company estimated an allowance for credit losses for both PCD loans and PSLs, as allowed under ASU 2025-08, based on majority of the Company’s methodology for determining the allowance for credit losses under CECL with the exception of using a non-DCF method for PSL pools versus the DCF method for legacy loan pools. See Note 1 above for further details. The Company recorded an allowance for credit losses on PCD loans and PSLs of approximately $2.0 million and $7.9 million, respectively.

For PCD loans and PSLs acquired from First IC, a reconciliation of the difference between the purchase price and par value of the assets acquired is presented below:

	As of December 1, 2025
(Dollars in thousands)	PCD Loans	PSLs	Total
Gross amortized cost basis as of December 1, 2025	$43,608	$1,002,573	$1,046,181
Allowance for credit losses	(2,028)	(7,857)	(9,885)
Interest and liquidity discount	(1,927)	(18,205)	(20,132)
Basis at acquisition - estimated fair value	$39,653	$976,511	$1,016,164

Premises and Equipment

The fair value of the premises, including land, buildings and improvements, was determined based upon appraisals by licensed real estate appraisers. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.

Lease Assets and Lease Liabilities

Lease assets and liabilities were measured using a methodology to estimate the future rental payments over the remaining lease term with discounting using the Company’s incremental borrowing rate. The lease term was determined for individual leases based on the Company’s assessment of the probability of exercising renewal options. The net effect of any off-market terms in a lease were also discounted and applied to the balance of the lease asset.

Core Deposit Intangibles

The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing, while factoring in estimates over the remaining life and attrition rate of the deposit accounts. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources.

Deposits

The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair values for time deposits were estimated using a discounted cash flow calculation that applies interest rates currently being offered to the contractual interest rates on such time deposits.

FHLB Advances

The fair value of acquired Federal Home Loan Bank advances was assumed to approximate the carrying value as these advances matured a few days after the acquisition date.

Selected Pro Forma Results

The following summarizes the unaudited pro forma results of operations as if the Company acquired First IC on January 1, 2024. The selected pro forma financial information is presented for illustrative purposes only and is not necessarily indicative of the financial results of the combined companies had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period.

	Years Ended December 31,
(Dollars in thousands)	2025	2024
Net interest income	$182,746	$175,863
Noninterest income	$30,145	$32,337
Net income	$81,255	$92,541
Net income attributable to First IC	$12,771	$24,700

Included in the pro forma net income for the year ended December 31, 2025 are merger-related costs of $12.1 million, net of tax, recognized by the Company and First IC, in the aggregate. These costs were primarily made up of severance, contract terminations due to the change in control, professional and legal fees, systems termination costs and other integration costs.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,393	$149	$—	$12,542
States and political subdivisions	11,574	15	(1,445)	10,144
Mortgage-backed securities	25,971	20	(1,498)	24,493
Total	$49,938	$184	$(2,943)	$47,179

	December 31, 2024
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$4,467	$—	$—	$4,467
States and political subdivisions	8,022	—	(1,485)	6,537
Mortgage-backed securities	8,186	—	(1,799)	6,387
Total	$20,675	$—	$(3,284)	$17,391

The amortized costs and estimated fair values of investment securities available for sale at December 31, 2025, by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities that are not due at a single maturity are shown separately.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$4,393	$4,410
Due after one year but less than five years	10,263	10,393
Due after five years but less than ten years	1,271	1,283
Due in more than ten years	8,040	6,600
Mortgage-backed securities	25,971	24,493
Total	$49,938	$47,179

Accrued interest receivable for securities available for sale totaled $214,000 and $113,000 as of December 31, 2025 and 2024, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of December 31, 2025 and 2024, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $12.8 million and $12.9 million, respectively. There were no securities sold during 2025, 2024 and 2023.

Information pertaining to securities with gross unrealized losses at December 31, 2025 and 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	December 31, 2025
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$(23)	$1,283	$(1,422)	$6,177
Mortgage-backed securities	(48)	12,034	(1,450)	6,228
Total	$(71)	$13,317	$(2,872)	$12,405

	December 31, 2024
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$—	$—	$(1,485)	$6,537
Mortgage-backed securities	—	—	(1,799)	6,387
Total	$—	$—	$(3,284)	$12,924

At December 31, 2025, the thirty-three securities available for sale (22 mortgage-backed securities and  11 municipal securities) with an unrealized loss have depreciated 10.26% from the Company’s amortized cost basis. The Company does not believe that the securities available for sale that were in an unrealized loss position as of December 31, 2025 represent a credit loss impairment.  As of December 31, 2025, there have been no payment defaults nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of December 31, 2025 and 2024, the Company had equity securities with carrying values totaling $18.6 million and $10.3 million, respectively. The equity securities consist of our investment in a mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the years ended December 31, 2025, 2024 and 2023, we recognized an unrealized gain of $346,000, an unrealized loss of $35,000 and an unrealized gain of $35,000, respectively, in net income on our equity securities. These unrealized gains/losses are recorded in Other Income on the Consolidated Statements of Income.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at December 31, 2025 and 2024 are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Construction and development	$41,796	$21,569
Commercial real estate	1,560,728	762,033
Commercial and industrial	96,360	78,220
Residential real estate	2,378,311	2,303,234
Consumer and other	627	260
Total loans receivable	4,077,822	3,165,316
Unearned income	(6,621)	(7,381)
Loan discounts	(19,804)	—
Allowance for credit losses	(27,843)	(18,744)
Loans, net	$4,023,554	$3,139,191

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of December 31, 2025 and 2024, accrued interest receivable for loans totaled $20.0 million and $15.7 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

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

A summary of changes in the allowance for credit losses by portfolio segment for years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$31	$7,265	$1,380	$10,066	$2	$—	$18,744
Initial allowance on acquired loans	1	8,341	222	1,320	1	—	9,885
Charge-offs	—	(172)	(294)	—	—	—	(466)
Recoveries	—	2	14	—	—	—	16
Provision	33	280	264	(914)	1	—	(336)
Ending balance	$65	$15,716	$1,586	$10,472	$4	$—	$27,843

	Year Ended December 31, 2024
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$46	$6,876	$588	$10,597	$5	$—	$18,112
Charge-offs	—	—	(130)	—	—	—	(130)
Recoveries	—	83	11	—	—	—	94
Provision	(15)	306	911	(531)	(3)	—	668
Ending balance	$31	$7,265	$1,380	$10,066	$2	$—	$18,744

	Year Ended December 31, 2023
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Unallocated	Total
Allowance for credit losses:
Beginning balance	$124	$2,811	$1,326	$9,626	$1	$—	$13,888
Impact of adopting ASU 2016-13	(79)	3,275	(307)	2,166	—	—	5,055
Charge-offs	—	(455)	(309)	—	—	—	(764)
Recoveries	—	5	20	—	—	—	25
Provision	1	1,240	(142)	(1,195)	4	—	(92)
Ending balance	$46	$6,876	$588	$10,597	$5	$—	$18,112

The allowance for credit losses was $27.8 million as of December 31, 2025 compared to $18.7 million as of December 31, 2024, an increase of $9.1 million. The increase was driven primarily by the $9.9 million in initial allowance reserves recorded on the acquired First IC loan portfolio, including $7.9 million and $2.0 milion attributable to purchased seasoned loans and PCD loans, resepectively, as well as additional reserves allocated to our construction and development, commercial real estate and commercial and industrial loan portfolios.These increases were offset by a decrease in the reserves allocated to our residential real estate loan portfolio.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value less selling costs at the time of foreclosure. As of December 31, 2025, there were $46.4 million, $10.3 million and $1.4 million of collateral-dependent loans which were secured by commercial real estate, residential real estate and equipment, respectively. As of

December 31, 2024, there were $14.2 million, $4.3 million and $569,000 of collateral-dependent loans which were secured by residential real estate, commercial real estate and equipment, respectively.  The allowance for credit losses allocated to these loans as of December 31, 2025 and 2024 was $2.3 million and $748,000, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of December 31, 2025 and 2024:

				Accruing	Total
(Dollars in thousands)		30-59 Days	60-89 Days	Greater than	Accruing
December 31, 2025	Current	Past Due	Past Due	90 Days	Past Due	Nonaccrual	Total Loans
Construction and development	$40,319	$800	$—	$—	$800	$—	$41,119
Commercial real estate	1,520,769	5,446	1,485	—	6,931	14,776	1,542,476
Commercial and industrial	94,025	306	—	—	306	1,301	95,632
Residential real estate	2,341,189	17,736	3,490	—	21,226	9,136	2,371,551
Consumer and other	619	—	—	—	—	—	619
Total	$3,996,921	$24,288	$4,975	$—	$29,263	$25,213	$4,051,397

				Accruing	Total
(Dollars in thousands)		30-59 Days	60-89 Days	Greater than	Accruing
December 31, 2024	Current	Past Due	Past Due	90 Days	Past Due	Nonaccrual	Total Loans
Construction and development	$21,390	$—	$—	$—	$—	$—	$21,390
Commercial real estate	752,686	1,705	1,257	—	2,962	3,316	758,964
Commercial and industrial	77,310	—	82	—	82	526	77,918
Residential real estate	2,271,175	10,777	3,283	—	14,060	14,168	2,299,403
Consumer and other	260	—	—	—	—	—	260
Total	$3,122,821	$12,482	$4,622	$—	$17,104	$18,010	$3,157,935

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of December 31, 2025 and 2024:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2025	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	4,601	10,175	14,776
Commercial and industrial	858	443	1,301
Residential real estate	—	9,136	9,136
Total	$5,459	$19,754	$25,213

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2024	Related ACL	Related ACL	Nonaccrual Loans
Construction and development	$—	$—	$—
Commercial real estate	1,738	1,578	3,316
Commercial and industrial	329	197	526
Residential real estate	—	14,168	14,168
Total	$2,067	$15,943	$18,010

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

The following table presents the loan portfolio's amortized cost by loan type, risk rating and year of origination as of December 31, 2025 and 2024. There were no loans with a risk rating of Doubtful or Loss at December 31, 2025 and 2024.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total Loans
Construction and development
Pass	$11,568	$24,045	$141	$4,886	$180	$299	$—	$41,119
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$11,568	$24,045	$141	$4,886	$180	$299	$—	$41,119
Commercial real estate
Pass	$329,091	$290,439	$213,509	$299,971	$148,006	$177,640	$3,020	$1,461,676
Special Mention	—	—	14,152	6,915	—	114	—	21,181
Substandard	—	—	1,121	31,544	12,396	14,558	—	59,619
Total commercial real estate	$329,091	$290,439	$228,782	$338,430	$160,402	$192,312	$3,020	$1,542,476

Commercial real estate:
Current period gross write offs	$—	$—	$—	$—	$110	$62	$—	$172

Commercial and industrial
Pass	$9,527	$8,481	$20,771	$11,244	$4,824	$7,356	$31,095	$93,298
Special Mention	—	—	—	—	—	484	—	484
Substandard	—	—	553	463	196	638	—	1,850
Total commercial and industrial	$9,527	$8,481	$21,324	$11,707	$5,020	$8,478	$31,095	$95,632

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$196	$98	$—	$294

Residential real estate
Pass	$417,993	$137,770	$148,861	$648,433	$686,010	$322,444	$—	$2,361,511
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	837	1,098	2,067	425	5,613	—	10,040
Total residential real estate	$417,993	$138,607	$149,959	$650,500	$686,435	$328,057	$—	$2,371,551
Consumer and other
Pass	$324	$295	$—	$—	$—	$—	$—	$619
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$324	$295	$—	$—	$—	$—	$—	$619

Total loans	$768,503	$461,867	$400,206	$1,005,523	$852,037	$529,146	$34,115	$4,051,397

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2024	2024	2023	2022	2021	2020	Prior	Loans	Total Loans
Construction and development
Pass	$16,069	$620	$2,814	$183	$1,156	$—	$—	$20,842
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	548	—	—	—	548
Total construction and development	$16,069	$620	$2,814	$731	$1,156	$—	$—	$21,390
Commercial real estate
Pass	$124,106	$149,105	$196,578	$84,817	$71,425	$103,393	$380	$729,804
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	450	4,678	12,282	4,467	7,283	—	29,160
Total commercial real estate	$124,106	$149,555	$201,256	$97,099	$75,892	$110,676	$380	$758,964
Commercial and industrial
Pass	$5,938	$16,277	$10,660	$3,646	$1,954	$2,908	$34,167	$75,550
Special Mention	—	—	—	—	—	1,133	—	1,133
Substandard	—	—	193	405	349	288	—	1,235
Total commercial and industrial	$5,938	$16,277	$10,853	$4,051	$2,303	$4,329	$34,167	$77,918

Commercial and industrial:
Current period gross write offs	$—	$—	$64	$—	$—	$66	$—	$130

Residential real estate
Pass	$337,878	$167,059	$635,481	$743,553	$245,418	$152,943	$—	$2,282,332
Special Mention	—	—	—	—	—	—	—	—
Substandard	415	1,638	2,047	2,910	1,529	8,532	—	17,071
Total residential real estate	$338,293	$168,697	$637,528	$746,463	$246,947	$161,475	$—	$2,299,403
Consumer and other
Pass	$260	$—	$—	$—	$—	$—	$—	$260
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$260	$—	$—	$—	$—	$—	$—	$260

Total loans	$484,666	$335,149	$852,451	$848,344	$326,298	$276,480	$34,547	$3,157,935

During the year ended December 31, 2025, two construction and development revolving loans totaling $2.7 million were converted to a commercial real estate term loan. During the year ended December 31, 2024, four construction and development revolving loans totaling $16.2 million were converted to commercial real estate term loans.

Loan Modifications to Borrowers Experiencing Financial Difficulty

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, payment deferrals, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2025 and 2024. None of the loan modifications below were past due or on nonaccrual status as of December 31, 2025 or 2024.

Interest
(Dollars in thousands)	Term	Payment	Rate		% of Total
Year Ended December 31, 2025	Extension	Deferral	Reduction	Total	Loans
Construction and development	$—	$—	$—	$—	—%
Commercial real estate	—	25,917	—	25,917	1.68
Commercial and industrial	—	—	—	—	-
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$25,917	$—	$25,917	0.64%

			Interest
(Dollars in thousands)	Term	Payment	Rate		% of Total
Year Ended December 31, 2024	Extension	Deferral	Reduction	Total	Loans
Construction and development	$—	$—	$—	$—	—%
Commercial real estate	—	12,928	—	12,928	1.70
Commercial and industrial	—	497	—	497	0.64
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$13,425	$—	$13,425	0.43%

The following table presents the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2025 and 2024.

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Year Ended December 31, 2025	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	289	—
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$289	—%

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Year Ended December 31, 2024	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	386	—
Commercial and industrial	—	12	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$398	—%

There were no loan modifications made to a borrower experiencing financial difficulty that defaulted during the year ended December 31, 2025. There was one commercial and industrial loan modification totaling $147,000 made to a borrower experiencing financial difficulty that defaulted during the year ended December 31, 2024. There were no charge-offs of previously modified loans recorded during the years ended December 31, 2025 and 2024.

Related Party Loans:

The Company conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2025 or 2024.

The following table summarizes aggregate loan transactions with related parties for the years ended December 31, 2025 and 2024:

	December 31,
(Dollars in thousands)	2025	2024
Beginning balance	$1,248	$3,993
New loans and principal advances	—	—
Repayments	(29)	(839)
Transactions due to changes in related parties	—	(1,906)
Ending balance	$1,219	$1,248

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Land	$4,084	$2,604
Building	21,173	13,136
Leasehold improvements	9,693	4,619
Furniture, fixtures and equipment	9,096	4,705
Computer equipment	2,335	2,268
Computer software	1,059	979
Construction in process	167	9
Premises and equipment, gross	47,607	28,320
Accumulated depreciation	(17,728)	(10,044)
Premises and equipment, net	$29,879	$18,276

Depreciation expense for premises and equipment totaled $1.3 million, $1.1 million and $1.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE 6 – OPERATING LEASES

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

The components of lease cost for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024	December 31, 2023
Operating lease cost	$2,184	$2,183	$1,990
Variable lease cost	218	204	179
Short-term lease cost	25	—	—
Sublease income	—	—	—
Total net lease cost	$2,427	$2,387	$2,169

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Year Ended :	Lease Liability
December 31, 2026	$3,694
December 31, 2027	3,385
December 31, 2028	2,983
December 31, 2029	2,253
December 31, 2030	1,668
After December 31, 2030	3,238
Total lease payments	17,221
Less: interest discount	(1,915)
Present value of lease liabilities	$15,306

(Dollars in thousands)
Supplemental Lease Information	December 31, 2025
Weighted-average remaining lease term (years)	5.9
Weighted-average discount rate	3.94%

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$2,203	$2,113
Operating cash flows from operating leases (lease liability reduction)	$1,903	$1,831
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	$2,883	$1,133
Operating lease right-of-use assets obtained from First IC acquisition	$7,421	$—

The Company signed an agreement to lease space in Norcross, Georgia with an entity in which the Chairman of the Company serves as a managing member. The lease is a five year non-cancellable lease which expires in September 2028. During the years ended December 31, 2025, 2024 and 2023, $158,000, $156,000 and $162,000, respectively, in rents were paid under this lease. Management believes the terms of this lease are no less favorable to the Company than would have been achieved with an unaffiliated third party.

NOTE 7 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of December 31, 2025 and 2024, the unpaid principal balances of serviced loans totaled $685.5 million and $479.7 million, respectively.

Activity for SBA and USDA loans servicing rights are as follows:

	For the Year Ended December 31,
(Dollars in thousands)	2025	2024	2023
Beginning of period	$7,274	$7,251	$7,038
Acquired from First IC at fair value	3,851	—	—
Change in fair value	(524)	23	213
End of period, fair value	$10,601	$7,274	$7,251

Fair value at December 31, 2025 and 2024 was determined using discount rates ranging from 5.75% to 11.09% and 5.22% to 10.78%, respectively, and prepayment speeds ranging from 6.42% to 21.78% and 9.82% to 21.47%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 8 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at December 31, 2025 and 2024 was $702.6 million and $527.0 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	Years Ended December 31,
Mortgage loan servicing rights:	2025	2024	2023
Beginning of period	$1,409	$1,273	$3,973
Additions	812	1,232	—
Amortization expense	(581)	(1,076)	(2,700)
Valuation allowance	20	(20)	—
End of period, carrying value	$1,660	$1,409	$1,273

(Dollars in thousands)	Years Ended December 31,
Valuation allowance:	2025	2024	2023
Beginning balance	$20	$—	$—
Additions expensed	—	20	—
Reductions credited to operations	(20)	—	—
Direct write-downs	—	—	—
Ending balance	$—	$20	$—

The fair value of servicing rights was $5.7 million and $6.8 million at December 31, 2025 and 2024, respectively. Fair value at December 31, 2025 was determined by using a discount rate of 12.62%, prepayment speeds of 18.58%, and a weighted average default rate of 1.96%. Fair value at December 31, 2024 was determined by using a discount rate of 13.07%, prepayment speeds of 16.82%, and a weighted average default rate of 1.52%.

NOTE 9 – DEPOSITS

Deposit account balances as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Noninterest-bearing demand deposits	$780,828	$536,276
NOW accounts and savings	144,210	137,292
Money market	531,050	326,313
Brokered money market	747,791	721,809
Time deposits less than $250,000	644,907	495,279
Time deposits $250,000 or greater	797,215	519,829
Total deposits	$3,646,001	$2,736,798

Maturities of time deposits at December 31, 2025 are summarized as follows:

(Dollars in thousands)
Year Ended December 31,
2026	$1,424,778
2027	8,840
2028	3,102
2029	4,870
2030	532
Total time deposits	$1,442,122

At December 31, 2025 and 2024, overdraft demand deposits reclassified to loans totaled $274,000 and $260,000, respectively.

The Company held related party deposits of approximately $16.2 million and $14.4 million at December 31, 2025 and 2024, respectively.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (FHLB) at December 31, 2025 and 2024 are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Daily rate credit advance maturing on December 2, 2026; fixed rate of 3.88%	$85,000	$—
Convertible advance maturing December 4, 2026; fixed rate of 3.739%	50,000	—
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	25,000
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	25,000
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	50,000
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	100,000
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	50,000
Convertible advance maturing May 14, 2027; fixed rate of 4.100%	75,000	75,000
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	50,000
Total FHLB advances	$510,000	$375,000

All of the convertible FHLB advances outstanding at December 31, 2025 have a conversion feature that allows the FHLB to call the advances every three months. At December 31, 2025 and 2024, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.09 billion and $1.07 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.35 billion and $2.27 billion at December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company had unsecured federal funds lines available with various financial institutions of approximately $52.5 million and $47.5 million, respectively. These lines have various terms, rates and maturities. There were no advances outstanding on these lines at December 31, 2025 or 2024.

As of December 31, 2025 and 2024, the Company had Federal Reserve Discount Window funds available of approximately $600.4 million and $551.6 million, respectively, with no amounts outstanding at either date. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans totaling $765.7 million and $667.6 million as of December 31, 2025 and 2024, respectively, as well as municipal and mortgage-backed securities totaling $12.8 million and $12.9 million as of December 31, 2025 and 2024, respectively.

NOTE 11 – INTEREST RATE DERIVATIVES

During 2021 and 2022, the Company entered into ten separate interest rate swap agreements with notional amounts totaling $575.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. Three of the interest rate swaps are two-year forward two-year term swaps (four-year total term) where cash settlements began in April 2024. The one remaining interest rate swap is a one-year forward three-year term swap (four-year total term) where cash settlement began in May 2023. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $5.5 million and $20.4 million and an unrealized loss of $0 and $243,000 at December 31, 2025 and December 31, 2024, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During January 2025, the Company entered into three interest rate cap agreements with notional amounts totaling $200.0 million, all with a cap rate of 4.50%. One of these interest rate caps is a two-year spot cap where cash settlements began in February 2025. The other two interest rate caps are forward starting two-year term caps where cash settlements began in June 2025 or July 2025. During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million at a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The aggregate fair value of the interest rate caps, inclusive of unamortized interest rate cap premiums, amounted to an unrealized gain of $819,000 and $1.4 million and an unrealized loss of $451,000 and $0 at December 31, 2025 and December 31, 2024, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets..

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At December 31, 2025, there were no cash deposits pledged as collateral by the Company. At December 31, 2025, the Company had $6.2 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Notional Amounts	$575,000	$800,000
Weighted-average pay rate	1.98%	2.28%
Weighted-average receive rate	4.21%	5.15%
Weighted-average maturity	4.5 years	4.2 years
Weighted-average remaining maturity	0.6 years	1.4 years
Net interest income	$14,776	$20,863

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Notional Amounts	$250,000	$50,000
Rate Cap Premiums	$819	$226
Cap Rate	4.10%	2.50%
Weighted-average maturity	2.8 years	5.0 years
Weighted-average remaining maturity	1.2 years	1.8 years
Net interest income	$345	$1,219

NOTE 12 – INCOME TAXES

The components of income tax expense for the periods indicated were as follows:

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Current tax provision:
Federal	$18,548	$17,009	$13,522
State	4,971	5,451	5,827
Total current tax provision	23,519	22,460	19,349
Deferred tax provision:
Federal	340	297	414
State	303	53	596
Total deferred tax provision (benefit)	643	350	1,010
Total provision for income taxes	$24,162	$22,810	$20,359

The Company recorded no pretax income or provision for income taxes from foreign operations during the years ended December 31, 2025, 2024 and 2023.

The following table presents a reconciliation of the recorded provision for income taxes to the amount of taxes computed by applying the applicable statutory Federal income tax rate for the periods indicated:

	Years Ended December 31,
	2025		2024		2023
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
Federal statutory tax rate	$19,466	21.0%	$18,336	21.0%	$15,102	21.0%
State income taxes, net of federal benefit(1)	4,166	4.5	4,348	5.0	5,074	7.1
Nontaxable or nondeductible items	491	0.5	14	—	153	0.2
Other adjustments	39	0.1	112	0.1	30	0.0
Provision for income taxes	$24,162	26.1%	$22,810	26.1%	$20,359	28.3%

(1)	State and local income taxes in New York and New York City comprised greater than 50% of the tax effect in this category during the years ended Deember 31, 2025, 2024 and 2024.

The following table presents income taxes paid, net of refunds received, for the periods presented:

(Dollars in thousands)	2025	2024	2023

Cash paid for Federal taxes	$17,310	$17,560	$11,068

Cash paid for state and local taxes:
New York State	2,333	1,353	2,584
New York City	1,863	1,505	3,082
Other(1)	273	1,085	1,239
Total cash paid for state and local taxes	4,469	3,943	6,905

Total cash paid for income taxes	$21,779	$21,503	$17,973

(1)The amount of income taxes paid during the year did not meet the 5% disaggregation threshold.

At December 31, 2025 and 2024, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$7,975	$5,551
Nonaccrual interest	108	81
Deferred loan fees	1,877	2,167
Lease liabilities under operating leases	4,339	2,331
Unrealized losses on securities available for sale	783	920
Fair value discount on acquired loans	5,615	—
Other	637	698
Total gross deferred tax assets	21,334	11,748
Deferred tax liabilities:
Deferred mortgage servicing fees	(235)	(204)
Deferred SBA servicing fees	(3,005)	(2,136)
Premises and equipment	(2,248)	(512)
Right-of-use assets under operating leases	(4,307)	(2,305)
Interest rate derivatives	(1,421)	(5,778)
Core deposit intangible	(3,580)	—
Other	(531)	(655)
Total gross deferred tax liabilities	(15,327)	(11,590)
Net deferred tax assets	$6,007	$158

During the year ended December 31, 2024, the Company sold $2.0 million of Georgia Low Income Housing Credits and repurchased these credits for the same amount, which extended the credit carryforward period. During the year ended December 31, 2025, the Company purchased an additional $15.0 million of Georgia Low Income Housing Credits and sold $2.5 million. These tax credits will be utilized to reduce the Company’s Georgia income tax liability. The Company utilized approximately $0.5 million of the tax credits in 2023, $1.1 million of the tax credits in 2024 and the remaining $19.9 million will be utilized against the Company’s Georgia income tax liability for the 2025 through 2029 tax years. The $19.9 million of remaining tax credits are recorded in Other Assets on the Consolidated Balance Sheets at December 31, 2025.

On July 4, 2025, the U.S. enacted the One Big Beautiful Bill Act ("the Act") that includes several U.S. corporate tax provisions, including the restoration of 100% bonus depreciation on qualified property and the current deductibility of domestic research and experimental expenditures. The provisions of the Act did not have a material impact on the Company’s income tax expense or effective tax rate.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Management believes no valuation allowance is necessary against deferred tax assets as of December 31, 2025.

For the years ended December 31, 2025 and 2024, management believes there are no material amounts of uncertain tax position. Additionally, there were no amounts of interest and penalties recognized for uncertain tax positions in the consolidated balance sheets as of December 31, 2025 or 2024 or on the consolidated statements of income for the years ended December 31, 2025, 2024 or 2023. The Company and its subsidiary are subject to U.S. federal income tax, as well as various other state income taxes. With the exception of one state jurisdiction, the Company is no longer subject to examination by taxing authorities for years before 2022.

NOTE 13 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for stock options awards to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At December 31, 2025, 240,000 stock options had been granted and 985,783 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

The Company did not grant any stock options during the years ended December 31, 2025, 2024 and 2023. A summary of stock option activity for the years ended December 31, 2025, 2024 and 2023 is presented below:

Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value
	Shares	Exercise Price	Term (in years)	(in thousands)
Outstanding at January 1, 2023	240,000	$12.70
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2023	240,000	$12.70	4.55	$2,717
Granted	—	—
Exercised	(70,866)	12.70		$1,514
Forfeited	—	—
Outstanding at December 31, 2024	169,134	$12.70	3.55	$3,256
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at December 31, 2025	169,134	$12.70	2.55	$2,341

During the year ended December 31, 2024, the Company received cash proceeds of $900,000 from the exercise of 70,866 stock options. No stock options were exercised during the years ended December 31, 2025 and 2023. During the years ended December 31, 2025, 2024 and 2023, the Company recognized no compensation expense for stock options. As of December 31, 2025 and 2024, all of the cost related to the outstanding stock options had been recognized.

Restricted Stock Units

The Company has periodically issued restricted stock units to its directors, executive officers and certain employees under the 2018 Incentive Plan. Compensation expense for restricted stock is based upon the grant date fair value of the shares and is recognized over the vesting period of the units. Shares of restricted stock units granted to officers and employees vest in equal annual installments on the first three anniversaries of the grant date. Shares of restricted stock units granted to directors vest 25% on the grant date and 25% on each of the first three anniversaries of the grant date.

A summary of restricted stock activity for the years ended December 31, 2025, 2024 and 2023 is presented below:

	Years Ended December 31,
	2025		2024		2023
		Weighted		Weighted		Weighted
		Average Grant-		Average Grant-		Average Grant-
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested shares at beginning of year	207,865	$20.20	230,221	$17.71	177,399	$17.95
Granted	106,882	27.94	104,464	24.65	188,993	16.43
Vested	(136,238)	21.31	(126,820)	19.33	(136,171)	16.25
Forfeited	—	—	—	—	—	—
Nonvested shares at end of year	178,509	$23.99	207,865	$20.20	230,221	$17.71

During the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense for restricted stock of $2.9 million, $2.6 million and $2.4 million, respectively. As of December 31, 2025 and 2024, there was $3.0 million and $2.9 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. As of December 31, 2025, the unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.0 years. The grant date fair value of shares vested during the years ended December 31, 2025 and 2024 was $2.9 million and $2.5 million, respectively.

NOTE 14 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) for the Company consists of changes in net unrealized gains/losses on investment securities available for sale and interest rate swap derivatives. The following tables present a summary of the accumulated comprehensive income (loss) balances, net of tax, as of December 31, 2025, 2024 and 2023.

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2024	$(2,364)	$15,543	$13,179
Current year changes, net of tax	378	(11,891)	(11,513)
Balance, December 31, 2025	$(1,986)	$3,652	$1,666

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2023	$(2,077)	$22,287	$20,210
Current year changes, net of tax	(287)	(6,744)	(7,031)
Balance, December 31, 2024	$(2,364)	$15,543	$13,179

	Unrealized	Unrealized	Accumulated Other
	Gain (Loss)	Gain (Loss)	Comprehensive
(Dollars in thousands)	on Securities	on Derivatives	Income (Loss)
Balance, December 31, 2022	$(2,606)	$20,645	$18,039
Current year changes, net of tax	529	1,642	2,171
Balance, December 31, 2023	$(2,077)	$22,287	$20,210

NOTE 15 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
(Dollars in thousands except per share data)	2025	2024	2023
Basic earnings per share
Net Income	$68,532	$64,504	$51,613

Weighted average common shares outstanding	25,733,733	25,283,345	25,205,489

Basic earnings per common share	$2.66	$2.55	$2.05

Diluted earnings per share
Net Income	$68,532	$64,504	$51,613

Weighted average common shares outstanding for basic earnings per common share	25,733,733	25,283,345	25,205,489
Add: Dilutive effects of restricted stock and options	271,849	298,776	313,027

Average shares and dilutive potential common shares	26,005,582	25,582,121	25,518,516

Diluted earnings per common share	$2.64	$2.52	$2.02

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the years ended December 31, 2025, 2024 and 2023.

NOTE 16 – REVENUE RECOGNITION

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

Service charges on deposits: Income from service charges on deposits is within the scope of ASC 606. These include general service fees for monthly account maintenance and activity or transaction-based fees and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue on these types of fees are recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied. Service charges on deposits also include overdraft and nonsufficient funds fees. Overdraft fees are charged when a depositor has a draw on their account that has inadequate funds. All services charges on deposit accounts represent less than 1% of total revenues in the years ended December 31, 2025, 2024 and 2023.

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

Gain or loss on sale of OREO: This revenue stream is recorded when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present. This revenue stream is within the scope of ASC 606 and is included in other income in noninterest income, but no significant revenues were generated from gains and losses on the sale and financing of OREO for the years ended December 31, 2025, 2024 and 2023.

Other revenue streams that are recorded in other income in noninterest income include revenue generated from letters of credit and income on bank owned life insurance. These revenue streams are either not material or out of scope of ASC 606.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of and December 31, 2025 and 2024 include:

	December 31,
(Dollars in thousands)	2025	2024
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$120,078	$47,369
Standby letters of credit	$14,490	$5,782

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $120.1 million of unused lines of credit and $14.5 million to make loans as of December 31, 2025. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

Standby letters of credit written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan commitments to customers.

The Company maintains cash deposits with a financial institution that during the year are in excess of the insured limitation of the Federal Deposit Insurance Corporation. If the financial institution were not to honor its contractual liability, the Company could incur losses. Management is of the opinion that there is no material risk because of the financial strength of the institution.

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

NOTE 18 – FAIR VALUE

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

The following presents the assets and liabilities as of December 31, 2025 and 2024 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	December 31, 2025
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,542	$—	$9,947	$2,595
States and political subdivisions	10,144	—	10,144	—
Mortgage-backed GSE residential	24,493	—	24,493	—
Total securities available for sale	47,179	—	44,584	2,595

Equity securities	18,646	18,646	—	—
SBA and USDA servicing asset	10,601	—	—	10,601
Interest rate derivatives	6,343	—	6,343	—
	$82,769	$18,646	$50,927	$13,196
Nonrecurring fair value measurements:
Collateral-dependent loans	1,658	—	—	1,658	231
	$1,658	$—	$—	$1,658	$231

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$451	$—	$451	$—

	December 31, 2024
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$4,467	$—	$—	$4,467
States and political subdivisions	6,537	—	6,537	—
Mortgage-backed GSE residential	6,387	—	6,387	—
Total securities available for sale	17,391	—	12,924	4,467

Equity securities	10,300	10,300	—	—
SBA and USDA servicing asset	7,274	—	—	7,274
Interest rate derivatives	21,790	—	21,790	—
	$56,755	$10,300	$34,714	$11,741
Nonrecurring fair value measurements:
Collateral-dependent loans	1,505	—	—	1,505	11
Foreclosed real estate, net	427	—	—	427	(278)
	$1,932	$—	$—	$1,932	$(267)

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$243	$—	$243	$—

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

Individually Assessed Collateral Dependent Loans: Collateral-dependent loans are loans where repayment is expected to be provided solely by the sale of the underlying collateral and there are no other available and reliable sources of repayment. Fair value for collateral-dependent is measured based on the value of the collateral securing these loans and are classified at a Level 3 in the fair value hierarchy. Collateral may include real estate, or business assets including equipment, inventory and accounts receivable. The value of real estate collateral is determined based on an appraisal by qualified licensed appraisers hired by the Company. The value of business equipment is based on an appraisal by qualified licensed appraisers hired by the Company if significant, or the equipment’s net book value on the business’ financial statements. Inventory and accounts receivable collateral are valued based on independent field examiner review or aging reports. Appraisals may utilize a single valuation approach or a combination or approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Appraised values are reviewed by management using historical knowledge, market considerations, and knowledge of the client and client’s business.

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2025, 2024 and 2023:

	Obligations of
	U.S. Government	SBA and USDA	Interest Only
(Dollars in thousands)	Entities and Agencies	Servicing Asset	Strip	Liabilities

Fair value, January 1, 2025	$4,467	$7,274	$—	$—
Acquired from First IC at fair value	—	3,851	—	—
Total loss included in income	—	(524)	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(1,872)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2025	$2,595	$10,601	$—	$—

Fair value, January 1, 2024	$4,637	$7,251	$—	$—
Total gain included in income	—	23	—	—
Settlements	—	—	—	—
Prepayments/paydowns	(170)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2024	$4,467	$7,274	$—	$—

Fair value, January 1, 2023	$5,059	$7,038	$47	$—
Total gain (loss) included in income	—	213	(47)	—
Settlements	—	—	—	—
Prepayments/paydowns	(422)	—	—	—
Transfers in and/or out of level 3	—	—	—	—
Fair value, December 31, 2023	$4,637	$7,251	$—	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at December 31, 2025 and 2024:

	Valuation	Unobservable	General
	Technique	Input	Range
December 31, 2025
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	3%-5%
SBA and USDA servicing asset	Discounted Cash Flows	Prepayment speed	6.42%-21.78%
		Discount rate	5.75%-11.09%
Nonrecurring:
Collateral-dependent loans	Appraisal value less estimated selling costs	Estimated selling costs	6%

December 31, 2024
Recurring:
Obligations of U.S. Government entities and agencies	Discounted Cash Flows	Discount Rate	4%-6%
SBA and USDA servicing asset and interest only strip	Discounted Cash Flows	Prepayment speed	9.82%-21.47%
		Discount rate	5.22%-10.78%
Nonrecurring:
Collateral-dependent loans	Appraisal value less estimated selling costs	Estimated selling costs	6%
Foreclosed real estate	Appraisal value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2025 and 2024 are as follows:

	Carrying	Estimated Fair Value at December 31, 2025
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$383,676	$—	$383,676	$—	$383,676
Investment securities	65,825	18,646	44,584	2,595	65,825
Federal Home Loan Bank stock	27,565	—	—	—	N/A
Loans held for sale	9,741	—	9,741	—	9,741
Loans, net	4,023,554	—	—	3,964,005	3,964,005
Accrued interest receivable	20,298	—	344	19,954	20,298
SBA and USDA servicing assets	10,601	—	—	10,601	10,601
Mortgage servicing assets	1,660	—	—	5,659	5,659
Interest rate derivatives	6,343	—	6,343	—	6,343
Financial Liabilities:
Deposits	3,646,001	—	3,645,272	—	3,645,272
Federal Home Loan Bank advances	510,000	—	513,060	—	513,060
Accrued interest payable	10,731	—	10,731	—	10,731
Interest rate derivatives	451	—	451	—	451

	Carrying	Estimated Fair Value at December 31, 2024
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$249,875	$—	$249,875	$—	$249,875
Investment securities	27,691	10,300	12,924	4,467	27,691
Federal Home Loan Bank stock	20,251	—	—	—	N/A
Loans, net	3,139,191	—	—	3,043,446	3,043,446
Accrued interest receivable	15,858	—	99	15,759	15,858
SBA and USDA servicing assets	7,274	—	—	7,274	7,274
Mortgage servicing assets	1,409	—	—	6,760	6,760
Interest rate derivatives	21,790	—	21,790	—	21,790
Financial Liabilities:
Deposits	2,736,798	—	2,735,977	—	2,735,977
Federal Home Loan Bank advances	375,000	—	376,950	—	376,950
Accrued interest payable	3,498	—	3,498	—	3,498
Interest rate derivatives	243	—	243	—	243

NOTE 19 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of December 31, 2025 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The actual capital amounts (in thousands) and ratios of the Company and Bank are presented in the following table:

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
(Dollars in thousands)	Actual		Basel III		Action Provisions:
	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of December 31, 2025
Total Capital (to Risk Weighted Assets)
Consolidated	$501,973	16.85%	312,741	10.5%	N/A	N/A
Bank	499,580	16.77%	312,726	10.5	297,835	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	473,843	15.91%	253,171	8.5%	N/A	N/A
Bank	471,450	15.83%	253,159	8.5	238,268	8.0%
Common Tier 1 (CET1)
Consolidated	473,843	15.91%	208,494	7.0%	N/A	N/A
Bank	471,450	15.83%	208,484	7.0	193,592	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	473,843	10.00%	189,572	4.0%	N/A	N/A
Bank	471,450	9.84%	191,629	4.0	239,536	5.0%

As of December 31, 2024
Total Capital (to Risk Weighted Assets)
Consolidated	$427,083	20.05%	223,622	10.5%	N/A	N/A
Bank	424,383	19.93%	223,616	10.5	212,968	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	408,174	19.17%	181,027	8.5%	N/A	N/A
Bank	405,474	19.04%	181,023	8.5	170,374	8.0%
Common Tier 1 (CET1)
Consolidated	408,174	19.17%	149,081	7.0%	N/A	N/A
Bank	405,474	19.04%	149,077	7.0	138,429	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	408,174	11.57%	141,149	4.0%	N/A	N/A
Bank	405,474	11.49%	141,127	4.0	176,409	5.0%

The sole source of funds available to pay stockholder dividends is from the Company’s earnings. Bank regulatory authorities impose restrictions on the amount of dividends that may be declared by the Company. Further restrictions could result from a review by regulatory authorities of the Company’s capital adequacy. For the years ended December 31, 2025, 2024 and 2023, $24.6 million, $21.2 million and $18.3 million in common dividends were declared and paid, respectively. During 2025, the Bank could, without prior approval, declare dividends of approximately $34.4 million.

NOTE 20 – OTHER EXPENSES

Significant components of other expenses for the years ended December 31, 2025, 2024, and 2023 are as follows:

	December 31,
(Dollars in thousands)	2025	2024	2023
Miscellaneous loan related	$2,215	$1,547	$1,648
Professional fees	1,747	1,523	1,522
FDIC insurance	1,714	1,715	1,583
Internet and mobile banking services	1,275	1,257	1,181
Bank security	1,423	1,129	913
Phone and data services	1,093	902	830
Director fees	761	645	617
Licenses, subscriptions and memberships	699	646	534
Amortization of core deposit intangible	106	—	—
Foreclosed real estate expenses	7	542	340
Other	2,835	2,815	2,518
Total other expenses	$13,875	$12,721	$11,686

NOTE 21 – CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

Financial statements of MetroCity Bankshares, Inc. (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2025	2024
Assets:
Cash and due from banks*	$2,395	$3,207
Investment in bank subsidiary*	489,243	418,652
Goodwill	52,549
Other assets	—	—
Total assets	$544,187	$421,859

Liabilities:
Accrued expenses and other liabilities	$3	$506
Total liabilities	3	506
Shareholders' equity:
Preferred stock	—	—
Common stock	1,159	254
Additional paid-in-capital	138,675	49,216
Retained earnings	402,684	358,704
Accumulated other comprehensive (loss) income	1,666	13,179
Total shareholders' equity	544,184	421,353
Total liabilities shareholders' equity	$544,187	$421,859

*  Eliminated in consolidation.

Condensed Statements of Income

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Income:
Dividends receive from bank subsidiary*	$137,429	$21,157	$21,287
Interest income*	60	38	20
Other income	—	29	—
Total income	137,489	21,224	21,307
Expenses:
Intercompany expenses*	264	212	108
Other expenses	—	68	187
Total expenses	264	280	295
Income before taxes and equity in undistributed income of subsidiary	137,225	20,944	21,012
Income tax expense	—	—	—
Income before equity in undistributed income of subsidiary	137,225	20,944	21,012
Equity in undistributed income of subsidiary*	(68,693)	43,560	30,601
Net Income	$68,532	$64,504	$51,613

*  Eliminated in consolidation.

Condensed Statements of Cash Flows

	Years Ended December 31,
(Dollars in thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$68,532	$64,504	$51,613
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiary	68,693	(43,560)	(30,601)
Decrease (increase) in other assets	—	8	(1)
Decrease in accrued expenses and other liabilities	(210)	—	—
Net cash provided by operating activities	137,015	20,952	21,011

Cash flows from operating activities:
Cash paid for First IC acquisition	(109,983)	—	—
Net cash used by investing activities	(109,983)	—	—

Cash flows from financing activities:
Exercise of stock options	—	900	—
Repurchase of common stock	(2,727)	(10)	(2,020)
Stock issuance costs	(272)	—	—
Dividends paid on common stock	(24,845)	(21,051)	(18,200)
Net cash used by financing activities	(27,844)	(20,161)	(20,220)
Net decrease (increase) in cash and cash equivalents	(812)	791	791
Cash and cash equivalents, beginning of year	3,207	2,416	1,625
Cash and cash equivalents, end of year	$2,395	$3,207	$2,416

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company's CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, as defined in SEC Rule 13a-15 under the Exchange Act, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In connection with the preparation of this Annual Report on Form 10-K, as of the end of the period covered by this report, an evaluation was performed, with the participation of the CEO and CFO, of the effectiveness of the Company's disclosure controls and procedures, as required by Rule 13a-15 of the Exchange Act. Based upon that evaluation, the CEO and CFO concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of the financial statements. No matter how well designed, internal control over financial reporting has inherent limitations, including the possibility that a control can be circumvented or overridden, and misstatements due to error or fraud may occur and not be detected. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025. On December 1, 2025, the Company acquired First IC Corporation (“First IC”), and as of December 31, 2025, full integration of First IC’s systems and processes into those of the Company was not complete. Management's assessment of and conclusion on the effectiveness of internal control over financial reporting as of December 31, 2025, excludes the internal controls of First IC. This exclusion is in accordance with the SEC Staff's general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements in this Annual Report. Crowe LLP’s attestation report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, is included in Part II, Item 8 of this Annual Report on Form 10-K under the heading “Report of Independent Registered Public Accounting Firm”.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Exchange Act) during the fourth quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal  control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

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

Item 9B. Other Information

During the fourth quarter of 2025, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required in Part III, Item 10 of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

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

Item 11. Executive Compensation

The information required in Part III, Item 11 of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides information as of December 31, 2025 regarding stock-based compensation awards outstanding and available for future grants under the Company’s equity compensation plans.

	(A)	(B)	(C)
Number of
Securities Remaining
	Number of		Available for Future
	Securities to be	Weighted Average	Issuance Under Equity
	Issued upon Exercise	Exercise Price	Compensation Plans
	of Outstanding	of Outstanding	(Excluding Securities
	Options, Warrants	Options, Warrants	Reflected in
	and Rights	and Rights	Column (A))
Equity compensation plans approved by shareholders	169,134	$ 12.70	1,174,217
Equity compensation plans not approved by shareholders	—	—	—
Total	169,134	$ 12.70	1,174,217

The remaining information required in Part III, Item 12 of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required in Part III, Item 13 of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

Item 14. Principal Accounting Fees and Services

The information required in Part III, Item 14 of this Annual Report is incorporated herein by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Shareholders to be filed with the SEC within 120 days of December 31, 2025.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:
(1)	Financial Statements (Part II - Item 8. Financial Statements and Supplementary Data):
(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID 173)

(ii)  Consolidated Balance Sheets at December 31, 2025 and 2024

(iii) Consolidated Statements of Income for the Years Ended December 31, 2025, 2024 and 2023

(iv) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023

(v)  Consolidated Statements of Shareholder’s Equity for the Years Ended December 31, 2025, 2024 and 2023

(vi) Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

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

10.5	MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 filed September 4, 2019 (File No. 333-233625))*
19	Insider Trading Policy
21.1	Subsidiaries of MetroCity Bankshares, Inc.
23.1	Consent of Crowe LLP
24.1	Power of Attorney contained on the signature pages of this 2025 Annual Report on Form 10-K and incorporated herein by reference
31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
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

*   Management contract or compensatory plan or arrangement

** The certifications attached as Exhibits 32.1 and 32.2 accompany this Annual Report on Form 10-K and are “furnished” to the Securities and Exchange Commission pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed “filed” by the Company for purposes of Section 18 of the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METROCITY BANKSHARES, INC.

Date: March 16, 2026	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chairman and Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2026	By:	/s/ Lucas Stewart
Lucas Stewart
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Nack Y. Paek	Chairman; Chief Executive Officer	March 16, 2026
Nack Y. Paek	(principal executive officer)

/s/ Farid Tan	President and Director	March 16, 2026
Farid Tan

/s/ Frank Glover	Director	March 16, 2026
Frank Glover

/s/ William J. Hungeling	Director	March 16, 2026
William J. Hungeling

/s/ Howard Hwasaeng Kim	Director	March 16, 2026
Howard Hwasaeng Kim

/s/ Francis Lai	Director	March 16, 2026
Francis Lai

/s/ Don T. P. Leung	Director	March 16, 2026
Don Leung

/s/ Feiying Lu	Director	March 16, 2026
Feiying Lu

/s/ John Paek	Director	March 16, 2026
John Paek

/s/ Ajit A. Patel	Director	March 16, 2026
Ajit Patel

/s/ Frank S. Rhee	Director	March 16, 2026
Frank S. Rhee

/s/ David Shim	Director	March 16, 2026
David Shim