Form 10-Q
period 2026-03-31
MetroCity Bankshares, Inc.
filed 2026-05-08
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

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

As of May 4, 2026, the registrant had 28,660,042 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

March 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets:
Cash and due from banks	$373,956	$370,832
Federal funds sold	13,645	12,844
Cash and cash equivalents	387,601	383,676
Equity securities	18,564	18,646
Securities available for sale	26,616	47,179
Loans held for sale	—	9,741
Loans, less allowance for credit losses of $26,700 and $27,843, respectively	3,974,414	4,023,554
Accrued interest receivable	20,299	20,298
Federal Home Loan Bank stock	23,487	27,565
Premises and equipment, net	29,633	29,879
Operating lease right-of-use asset	14,412	15,193
Foreclosed real estate, net	1,147	208
SBA and USDA servicing asset	11,267	10,601
Mortgage servicing asset, net	1,484	1,660
Bank owned life insurance	76,424	75,786
Goodwill	56,048	56,048
Core deposit intangible	12,309	12,627
Interest rate derivatives	4,970	6,343
Other assets	29,672	29,396
Total assets	$4,688,347	$4,768,400

Liabilities:
Deposits:
Non-interest-bearing demand	$799,190	$780,828
Interest-bearing	2,827,484	2,865,173
Total deposits	3,626,674	3,646,001

Federal Home Loan Bank advances	425,000	510,000
Operating lease liability	14,516	15,306
Accrued interest payable	10,200	10,731
Other liabilities	57,801	42,178
Total liabilities	$4,134,191	$4,224,216

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 28,660,042 and 28,817,967 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	286	1,159
Additional paid-in capital	135,531	138,675
Retained earnings	417,750	402,684
Accumulated other comprehensive income	589	1,666
Total shareholders’ equity	554,156	544,184
Total liabilities and shareholders’ equity	$4,688,347	$4,768,400

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Interest and dividend income:
Loans, including fees	$67,139	$50,253
Other investment income	3,730	2,126
Federal funds sold	121	140
Total interest income	70,990	52,519

Interest expense:
Deposits	22,077	17,977
FHLB advances and other borrowings	4,426	3,988
Total interest expense	26,503	21,965

Net interest income	44,487	30,554

Provision for credit losses:
Provision for loan losses	(869)	17
Provision for unfunded commitments	56	118
Provision for credit losses	(813)	135

Net interest income after provision for credit losses	45,300	30,419

Noninterest income:
Service charges on deposit accounts	848	500
Other service charges, commissions and fees	1,581	1,596
Gain on sale of residential mortgage loans	—	399
Mortgage servicing income, net	306	618
Gain on sale of SBA loans	1,045	658
SBA servicing income, net	1,905	913
Other income	672	772
Total noninterest income	6,357	5,456

Noninterest expense:
Salaries and employee benefits	11,501	8,493
Occupancy and equipment	2,434	1,417
Data processing	682	345
Advertising	223	167
Merger-related expenses	1,676	262
Other expenses	4,922	3,115
Total noninterest expense	21,438	13,799

Income before provision for income taxes	30,219	22,076
Provision for income taxes	7,905	5,779
Net income available to common shareholders	$22,314	$16,297

Earnings per share:
Basic	$0.78	$0.64
Diluted	$0.77	$0.63

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025

Net income	$22,314	$16,297

Other comprehensive loss:

Unrealized holding gains on securities available for sale	(422)	41
Realized gain on sale of securities available for sale	(10)	—
Net changes in fair value of cash flow hedges	(1,064)	(5,634)
Tax effect	419	1,374

Other comprehensive loss	(1,077)	(4,219)

Comprehensive income	$21,237	$12,078

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, January 1, 2026	28,817,967	$1,159	$138,675	$402,684	$1,666	$544,184
Net income	—	—	—	22,314	—	22,314
Adjustment for shares issued related to the First IC acquisition	—	(871)	871	—	—	—
Stock based compensation expense	—	—	426	—	—	426
Repurchase of common stock	(157,925)	(2)	(4,441)	—	—	(4,443)
Other comprehensive loss	—	—	—	—	(1,077)	(1,077)
Dividends declared on common stock ($0.25 per share)	—	—	—	(7,248)	—	(7,248)
Balance, March 31, 2026	28,660,042	$286	$135,531	$417,750	$589	$554,156

Balance, January 1, 2025	25,402,782	$254	$49,216	$358,704	$13,179	$421,353
Net income	—	—	—	16,297	—	16,297
Stock based compensation expense	—	—	429	—	—	429
Other comprehensive loss	—	—	—	—	(4,219)	(4,219)
Dividends declared on common stock ($0.23 per share)	—	—	—	(5,891)	—	(5,891)
Balance, March 31, 2025	25,402,782	$254	$49,645	$369,110	$8,960	$427,969

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flow from operating activities:
Net income	$22,314	$16,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	686	832
Provision (recovery) for credit losses	(813)	135
Stock based compensation expense	426	429
Unrealized gains recognized on equity securities	82	(140)
Gain on sale of securities	(10)	—
Write-down of foreclosed real estate	30	—
Gain on sale of residential real estate loans	—	(399)
Origination of SBA loans held for sale	(8,947)	(8,154)
Proceeds from sales of SBA loans held for sale	19,733	10,113
Gain on sale of SBA loans	(1,045)	(658)
Increase in cash value of bank owned life insurance	(638)	(615)
Increase in accrued interest receivable	(1)	(640)
(Increase) decrease in SBA and USDA servicing rights	(666)	107
(Increase) decrease in mortgage servicing rights	176	(67)
Increase in state tax credits	—	(12,600)
(Increase) decrease in other assets	143	(928)
Decrease in accrued interest payable	(531)	(11)
Increase (decrease) in other liabilities	14,871	8,210
Net cash flow provided by operating activities	45,810	11,911

Cash flow from investing activities:
Purchases of equity securities	—	(8,000)
Proceeds from maturities, calls or paydowns of securities available for sale	909	1,991
Proceeds from sales of securities available for sale	19,328	—
Purchase of Federal Home Loan Bank stock	4,078	(2,442)
Proceeds from sales of residential real estate loans	—	40,450
Decrease (increase) in loans, net	49,040	(51,933)
Purchases of premises and equipment	733	(70)
Net cash flow (used) provided by investing activities	74,088	(20,004)

Cash flow from financing activities:
Dividends paid on common stock	(7,203)	(5,843)
Repurchases of common stock	(4,443)	—
(Decrease) increase in deposits, net	(19,327)	232
Premiums paid for interest rate caps	—	(1,116)
Proceeds from Federal Home Loan Bank advances	—	50,000
Repayments of Federal Home Loan Bank advances	(85,000)	—
Net cash flow (used) provided by financing activities	(115,973)	43,273

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025

Net change in cash and cash equivalents	3,925	35,180
Cash and cash equivalents at beginning of period	383,676	249,875

Cash and cash equivalents at end of period	$387,601	$285,055

Supplemental schedule of noncash investing and financing activities:

Transfer of loans held for investment to loans held for sale	$—	$75,884
Transfer of loan principal to foreclosed real estate, net of write-downs	$969	$1,280

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$27,034	$21,976
Income taxes	$557	$1,063

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Operating results for the three months ended March 31, 2026  are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025(the “Company’s 2025 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first three months of 2026 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

The Company has evaluated the Accounting Standards Updates issued during 2026 to date but does not expect those updates to have a material impact on the Company’s consolidated financial statements.

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

An adjustment was made in the first quarter of 2026 for $871,000 from common stock to additional paid in capital related to shares issued in the acquisition.

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

The selected unaudited proforma financial information is presented as if the Company had acquired First IC on January 1, 2025 and is for illustrative purposes and is not necessarily indicative of the financial results of the combined company had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period.  The net interest income, noninterest income, net income and net income attributable to First IC at March 31, 2025 would have been $45.7 million, $7.5 million, $20.3 million, and $3.2 million, respectively.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$2,438	94	—	$2,532
States and political subdivisions	7,961	—	(1,506)	6,455
Mortgage-backed GSE residential	19,408	—	(1,779)	17,629
Total	$29,807	$94	$(3,285)	$26,616

	December 31, 2025
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,393	$149	$—	$12,542
States and political subdivisions	11,574	15	(1,445)	10,144
Mortgage-backed GSE residential	25,971	20	(1,498)	24,493
Total	$49,938	$184	$(2,943)	$47,179

The amortized costs and estimated fair values of investment securities available for sale at March 31, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$862	$864
Due after one year but less than five years	375	375
Due after five years but less than ten years	—	—
Due in more than ten years	9,162	7,748
Mortgage-backed GSE residential	19,408	17,629
Total	$29,807	$26,616

Accrued interest receivable for securities available for sale totaled $256,000 and $214,000 as of March 31, 2026 and December 31, 2025, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of both March 31, 2026 and December 31, 2025, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $12.4 million and $12.8 million, respectively. For the three months ended March 31, 2026, the Company had proceeds from the sale of investment securities of $19.3 million which resulted in gross gains of $10,000. There were no securities sold during the three months ended March 31, 2025.

Information pertaining to securities with gross unrealized losses at March 31, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	March 31, 2026
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	—	375	(1,505)	6,080
Mortgage-backed GSE residential	(274)	11,646	(1,506)	5,983
Total	$(274)	$12,021	$(3,011)	$12,063

	December 31, 2025
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$(23)	$1,283	$(1,422)	$6,177
Mortgage-backed GSE residential	(48)	12,034	(1,450)	6,228
Total	$(71)	$13,317	$(2,872)	$12,405

At March 31, 2026 the thirty-one securities available for sale (11 municipal securities and 20 mortgage-backed securities) with an unrealized loss have depreciated 12.00% from the Company’s amortized cost basis. Eighteen of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of March 31, 2026 represent a credit loss impairment.  As of March 31, 2026, there have been no payment defaults, nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of March 31, 2026 and December 31, 2025, the Company had equity securities with carrying values totaling $18.6 million. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended March 31, 2026 and 2025, we recognized unrealized losses of $82,000 and unrealized gains of  $140,000, respectively, in net income on our equity securities. These unrealized gains and losses are recorded in “Other Income” on the Consolidated Statements of Income.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans held for investment at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Construction and development	$52,452	$41,796
Commercial real estate	1,492,703	1,560,728
Commercial and industrial	91,877	96,360
Residential real estate	2,392,444	2,378,311
Consumer and other	643	627
Total loans receivable	$4,030,119	$4,077,822
Unearned income	(10,093)	(6,621)
Loan discounts	(18,912)	(19,804)
Allowance for credit losses	(26,700)	(27,843)
Loans held for investment, net	$3,974,414	$4,023,554

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of March 31, 2026 and December 31, 2025, accrued interest receivable for loans totaled $20.0 million and $20.0 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Allowance for Credit Losses

A summary of changes in the allowance for credit losses by portfolio segment for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31, 2026
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$65	$15,716	$1,586	$10,472	$4	$27,843
Charge-offs	—	(190)	(92)	—	—	(282)
Recoveries	—	5	3	—	—	8
Provision for loan losses	(4)	(800)	(28)	(36)	(1)	(869)
Ending balance	$61	$14,731	$1,469	$10,436	$3	$26,700

	Three Months Ended March 31, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$31	$7,265	$1,380	$10,066	$2	$18,744
Charge-offs	—	—	(173)	—	—	(173)
Recoveries	—	1	3	—	—	4
Provision for loan losses	13	276	(8)	(263)	(1)	17
Ending balance	$44	$7,542	$1,202	$9,803	$1	$18,592

The allowance for credit losses was $26.7 million as of March 31, 2026 compared to $27.8 million as of December 31, 2025, a decrease of $1.1 million. The decrease was primarily  driven by lower loan balances and reduced reserves on individually analyzed loans.

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $345,000, $287,000 and $282,000 as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively, and is included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value, less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value, less selling costs, at the time of foreclosure. As of March 31, 2026, there were $46.3 million, $8.5 million and $1.7 million of collateral-dependent loans which were secured by commercial real estate, commercial equipment, and residential real estate, respectively. As of December 31, 2025, there were $46.4 million, $10.3 million and $1.4 million of collateral-dependent loans which were secured by commercial real estate, commercial equipment, and residential real estate, respectively. The allowance for credit losses allocated to these loans as of March 31, 2026 and December 31, 2025 was $2.5 million and $2.3 million, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of March 31, 2026 and December 31, 2025:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
March 31, 2026	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$50,758	$982	$—	$—	$982	$—	$51,740
Commercial real estate	1,442,333	18,886	1,796	17	20,699	8,785	1,471,817
Commercial and industrial	88,933	668	—	—	668	1,179	90,780
Residential real estate	2,354,364	24,148	762	—	24,910	6,860	2,386,134
Consumer and other	493	150	—	—	150	—	643
Total	$3,936,881	$44,834	$2,558	$17	$47,409	$16,824	$4,001,114

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2025	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$40,319	$800	$—	$—	$800	$—	$41,119
Commercial real estate	1,520,769	5,446	1,485	—	6,931	14,776	1,542,476
Commercial and industrial	94,025	306	—	—	306	1,301	95,632
Residential real estate	2,341,189	17,736	3,490	—	21,226	9,136	2,371,551
Consumer and other	619	—	—	—	—	—	619
Total	$3,996,921	$24,288	$4,975	$—	$29,263	$25,213	$4,051,397

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of March 31, 2026 and December 31, 2025:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
March 31, 2026	Related ACL	Related ACL	Nonaccrual Loans
Commercial real estate	$1,159	$7,626	$8,785
Commercial and industrial	982	197	1,179
Residential real estate	—	6,860	6,860
Total	$2,141	$14,683	$16,824

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2025	Related ACL	Related ACL	Nonaccrual Loans
Commercial real estate	$4,601	$10,175	$14,776
Commercial and industrial	858	443	1,301
Residential real estate	—	9,136	9,136
Total	$5,459	$19,754	$25,213

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

The following tables present the loan portfolio’s amortized cost by loan type, risk rating and year of origination as of March 31, 2026 and December 31, 2025. There were no loans with a risk rating of Doubtful or Loss at March 31, 2026 and December 31, 2025.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
March 31, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total Loans
Construction and development
Pass	$—	$22,598	$23,733	$—	$4,933	$476	$—	$51,740
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$—	$22,598	$23,733	$—	$4,933	$476	$—	$51,740
Commercial real estate
Pass	$8,182	$303,235	$287,265	$199,972	$295,953	$309,130	$2,520	$1,406,257
Special Mention	—	—	—	14,461	7,225	122	—	21,808
Substandard	—	—	—	1,193	30,329	12,230	—	43,752
Total commercial real estate	$8,182	$303,235	$287,265	$215,626	$333,507	$321,482	$2,520	$1,471,817

Commercial real estate:
Current period gross write offs	$—	$—	$74	$—	$116	$—	$—	$190

Commercial and industrial
Pass	$1,925	$13,992	$8,609	$19,604	$8,794	$9,265	$26,406	$88,595
Special Mention	—	—	—	—	—	484	—	484
Substandard	—	—	—	512	463	726	—	1,701
Total commercial and industrial	$1,925	$13,992	$8,609	$20,116	$9,257	$10,475	$26,406	$90,780

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$—	$92	$—	$92

Residential real estate
Pass	$101,221	$402,360	$130,895	$140,844	$632,983	$969,502	$—	$2,377,805
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	863	354	1,377	5,735	—	8,329
Total residential real estate	$101,221	$402,360	$131,758	$141,198	$634,360	$975,237	$—	$2,386,134
Consumer and other
Pass	$325	$—	$—	$—	$—	$—	$318	$643
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$325	$—	$—	$—	$—	$—	$318	$643

Total loans	$111,653	$742,185	$451,365	$376,940	$982,057	$1,307,670	$29,244	$4,001,114

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total Loans
Construction and development
Pass	$11,568	$24,045	$141	$4,886	$180	$299	$—	$41,119
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$11,568	$24,045	$141	$4,886	$180	$299	$—	$41,119
Commercial real estate
Pass	$329,091	$290,439	$213,509	$299,971	$148,006	$177,640	$3,020	$1,461,676
Special Mention	—	—	14,152	6,915	—	114	—	21,181
Substandard	—	—	1,121	31,544	12,396	14,558	—	59,619
Total commercial real estate	$329,091	$290,439	$228,782	$338,430	$160,402	$192,312	$3,020	$1,542,476
Commercial and industrial
Pass	$9,527	$8,481	$20,771	$11,244	$4,824	$7,356	$31,095	$93,298
Special Mention	—	—	—	—	—	484	—	484
Substandard	—	—	553	463	196	638	—	1,850
Total commercial and industrial	$9,527	$8,481	$21,324	$11,707	$5,020	$8,478	$31,095	$95,632

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$196	$98	$—	$294

Residential real estate
Pass	$417,993	$137,770	$148,861	$648,433	$686,010	$322,444	$—	$2,361,511
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	837	1,098	2,067	425	5,613	—	10,040
Total residential real estate	$417,993	$138,607	$149,959	$650,500	$686,435	$328,057	$—	$2,371,551
Consumer and other
Pass	$324	$295	$—	$—	$—	$—	$—	$619
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$324	$295	$—	$—	$—	$—	$—	$619

Total loans	$768,503	$461,867	$400,206	$1,005,523	$852,037	$529,146	$34,115	$4,051,397

Loan Modifications to Borrowers Experiencing Financial Difficulty.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, payment deferrals, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During the three months ended March 31, 2026, no loan modification were made to borrowers experiencing financial difficulty.

During the three months ended March 31, 2025, there was one commercial real estate loan modification totaling $12.2 million made to a borrower experiencing financial difficulty. The borrower of this loan modification was granted P&I payment deferrals totaling $324,000 so no payments were required to be made during the deferral period, which ended in May 2025.

The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

	Interest		Interest		% of Total
(Dollars in thousands)	Term	Payment	Rate		Financing
Three Months Ended March 31, 2025	Extension	Delay	Reduction	Total	Receivable
Construction and development	$—	$—	$—	$—	—%
Commercial real estate	—	12,298	—	12,298	1.76
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$12,298	$—	$12,298	—%

The following table presents the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025.

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Three Months Ended March 31, 2025	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	289	—
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$289	—%

No charge-offs of previously modified loans were recorded during the three months ended March 31, 2026 and 2025.

NOTE 5 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of  March 31, 2026 and December 31, 2025, the unpaid principal balances of serviced loans totaled $699.0 million and $685.5 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Beginning of period	$10,601	$7,274
Change in fair value	666	(107)
End of period, fair value	$11,267	$7,167

Fair value at March 31, 2026 and December 31, 2025 was determined using discount rates ranging from 4.93% to 10.48% and 5.75% to 11.09%, respectively, and prepayment speeds ranging from 6.76% to 20.44% and 6.42% to 21.78%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 6 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at March 31, 2026 and December 31, 2025 was $496.6 billion and $702.6 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended March 31,
Mortgage loan servicing rights:	2026	2025
Beginning of period	$1,660	$1,409
Additions	—	228
Amortization expense	(176)	(118)
Valuation allowance	—	(43)
End of period, carrying value	$1,484	$1,476

(Dollars in thousands)	For the Three Months Ended March 31,
Valuation allowance:	2026	2025
Beginning balance	$—	$20
Additions expensed	—	43
Reductions credited to operations	—	—
Direct write-downs	—	—
Ending balance	$—	$63

 The fair value of servicing rights was $5.8 million and $5.7 million at March 31, 2026 and December 31, 2025, respectively. Fair value at March 31, 2026 was determined by using a discount rate of 12.62%, prepayment speeds of 17.14%, and a weighted average default rate of 2.10%. Fair value at December 31, 2025 was determined by using a discount rate of 12.62%, prepayment speeds of 18.58%, and a weighted average default rate of 1.96%.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at March 31, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Daily rate credit advance maturing on December 2, 2026; fixed rate of 3.88%	$—	$85,000
Convertible advance maturing December 4, 2026; fixed rate of 3.739%	50,000	50,000
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	25,000
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	25,000
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	50,000
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	100,000
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	50,000
Convertible advance maturing May 14, 2027; fixed rate of 4.100%	75,000	75,000
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	50,000
Total FHLB advances	$425,000	$510,000

The FHLB advances outstanding at all have a conversion feature that allows the FHLB to call the advances every three months. At March 31, 2026 and December 31, 2025, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.41 billion and $1.09 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.36 billion and $2.35 billion at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, the Company had unsecured federal funds lines available with correspondent banks of approximately $67.5 million. There were no advances outstanding on these lines at March 31, 2026.

At March 31, 2026 and December 31, 2025, the Company had Federal Reserve Discount Window funds available of approximately $618.1 million and $600.4 million, respectively. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $746.4 million and $765.7 million as of March 31, 2026 and December 31, 2025, respectively, as well as all of the Company’s municipal and mortgage-backed securities. There were no outstanding borrowings on this line as of March 31, 2026.

NOTE 8 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through April 2036. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (“ROU”) asset and lease liability. None of our leases include options to terminate the lease and none have initial terms of 12 months or less (i.e. short-term leases). Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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

The components of lease cost for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Operating lease cost	$923	$570
Variable lease cost	60	53
Short-term lease cost	77	—
Sublease income	—	—
Total net lease cost	$1,060	$623

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
March 31, 2027	$2,923
March 31, 2028	3,595
March 31, 2029	3,148
March 31, 2030	2,386
March 31, 2031	1,776
After March 31, 2031	3,376
Total lease payments	17,204
Less: interest discount	(2,688)
Present value of lease liabilities	$14,516

Supplemental Lease Information	March 31, 2026
Weighted-average remaining lease term (years)	5.8
Weighted-average discount rate	3.95%

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$931	$554
Operating cash flows from operating leases (lease liability reduction)	790	480
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	—	502

NOTE 9 – INTEREST RATE DERIVATIVES

At March 31, 2026, the Company had seven separate interest rate swap agreements with notational amounts totaling $375.0 million. Six of the interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. The other interest rate swap is a one-year forward three-year term swap (four-year term total) where cash settlements began in May 2023. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective Rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $4.3 million and $5.5 million and an unrealized loss of $0 and $0 at March 31, 2026 and, December 31, 2025 respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During January 2025, the Company entered into three interest rate cap agreements with notional amounts totaling $200.0 million, all with a cap rate of 4.50%. One of these interest rate caps is a two-year spot cap where cash settlements began in February 2025. The other two interest rate caps are forward starting two-year term caps where cash settlements began in June 2025 or July 2025. During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million at a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective Rate. The rate cap premium paid by the Company at inception will be amortized on a straight line basis to deposit interest expense over the total term of the interest rate cap agreement. The aggregate fair value of the interest rate caps, inclusive of unamortized interest rate cap premiums, amounted to an unrealized gain of $649,000 and $819,000 and an unrealized loss of $312,000 and $451,000 at March 31, 2026 and December 31, 2025, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At March 31, 2026, there were no cash deposits pledged as collateral by the Company. At March 31, 2026, the Company had $4.9 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025
Notional amounts	$375,000	$575,000
Weighted-average pay rate	1.90%	1.98%
Weighted-average receive rate	2.78%	4.21%
Weighted-average maturity	4.8 years	4.5 years
Weighted-average remaining maturity	0.6 years	0.6 years
Net interest income	$2,295	$14,776

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Three Months Ended	Year Ended
(Dollars in thousands)	March 31, 2026	December 31, 2025
Notional amounts	$250,000	$250,000
Rate cap premiums	649	819
Weighted-average cap rate	4.10%	4.10%
Weighted-average maturity	2.2 years	2.8 years
Weighted-average remaining maturity	1 year	1.2 years
Net interest income	$(28)	$345

NOTE 10 – LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of March 31, 2026 and December 31, 2025 include:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$132,097	$120,078
Standby letters of credit	17,519	14,490

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $132.1 million of unused lines of credit and $17.5 million for standby letters of credit as of March 31, 2026. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

NOTE 11 – FAIR VALUE

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

The following presents the assets and liabilities as of March 31, 2026 and December 31, 2025 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	March 31, 2026
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$2,532	$—	$—	$2,532
States and political subdivisions	6,455	—	6,455	—
Mortgage-backed GSE residential	17,629	—	17,629	—
Total securities available for sale	26,616	—	24,084	2,532

Equity securities	18,564	18,564	—	—
SBA and USDA servicing asset	11,267	—	—	11,267
Interest rate derivatives	4,970	—	4,970	—
	$61,417	$18,564	$29,054	$13,799
Nonrecurring fair value measurements:
Collateral-dependent loans	$12,145	$—	$—	$12,145	$(377)

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$312	$—	$312	$—

	December 31, 2025
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,542	$—	$9,947	$2,595
States and political subdivisions	10,144	—	10,144	—
Mortgage-backed GSE residential	24,493	—	24,493	—
Total securities available for sale	47,179	—	44,584	2,595

Equity securities	18,646	18,646	—	—
SBA and USDA servicing asset	10,601	—	—	10,601
Interest rate derivatives	6,343	—	6,343	—
	$82,769	$18,646	$50,927	$13,196
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,658	—	—	1,658	231
Foreclosed real estate, net		—	—	—
	$1,658	$—	$—	$1,658	$231

Liabilities
Recurring fair value measurements:
Interest rate swaps	$451	$—	$451	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2026 and 2025:

	Obligations of	SBA and USDA
(Dollars in thousands)	U.S. Government	Servicing
Three Months Ended:	Entities and Agencies	Asset	Liabilities
Fair value, January 1, 2026	$2,595	$10,601	$—
Total losses included in income	—	1,206	—
Settlements	—	—	—
Prepayments/paydowns	(63)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, March 31, 2026	$2,532	$11,807	$—

Fair value, January 1, 2025	$4,467	$7,274	$—
Total gains included in income	—	(107)	—
Settlements	—	—	—
Prepayments/paydowns	(1,904)	—	—
Transfers in and/or out of Level 3	—	—	—
Fair value, March 31, 2025	$2,563	$7,167	$—

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at March 31, 2026 and December 31, 2025:

	Valuation	Unobservable	General
	Technique	Input	Range
March 31, 2026:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	6.76%-20.44%
		Discount rate	4.93%-10.48%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2025:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	6.42%-21.78%
		Discount rate	5.75%-11.09%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025 are as follows:

	Carrying	Estimated Fair Value at March 31, 2026
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$387,601	$—	$387,601	$—	$387,601
Investment securities	45,180	18,605	12,861	2,504	33,970
Loans, net	3,974,414	—	—	3,954,542	3,954,542
Accrued interest receivable	20,299	—	59	20,240	20,299
SBA and USDA servicing asset	11,267	—	—	11,267	11,267
Mortgage servicing asset	1,484	—	—	5,804	5,804
Interest rate derivatives	4,970	—	4,970	—	4,970
Financial Liabilities:
Deposits	3,626,674	—	3,620,509	—	3,620,509
Federal Home Loan Bank advances	425,000	—	426,573	—	426,573
Accrued interest payable	10,200	—	10,200	—	10,200
Interest rate derivatives	312	—	312	—	312

	Carrying	Estimated Fair Value at December 31, 2025
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$383,676	$—	$383,676	$—	$383,676
Investment securities	65,825	18,646	44,584	2,595	65,825
Loans held for sale	9,741	—	9,741	—	9,741
Loans, net	4,023,554	—	—	3,964,005	3,964,005
Accrued interest receivable	20,298	—	344	19,954	20,298
SBA and USDA servicing assets	10,601	—	—	10,601	10,601
Mortgage servicing assets	1,660	—	—	5,659	5,659
Interest rate derivatives	6,343	—	6,343	—	6,343
Financial Liabilities:
Deposits	3,646,001	—	3,645,272	—	3,645,272
Federal Home Loan Bank advances	51,000	—	513,060	—	513,060
Accrued interest payable	10,731	—	10,731	—	10,731
Interest rate derivatives	451		451		451

NOTE 12 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of March 31, 2026 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2026 and December 31, 2025 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of  March 31, 2026 and December 31, 2025. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2026 and December 31, 2025.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of March 31, 2026:
Total Capital (to Risk Weighted Assets)
Consolidated	$512,255	17.44%	308,486	10.5%	N/A	N/A
Bank	511,873	17.42%	308,464	10.5	293,775	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	485,210	16.52%	249,727	8.5%	N/A	N/A
Bank	484,828	16.50%	249,709	8.5	235,020	8.0%
Common Tier 1 (CET1)
Consolidated	485,210	16.52%	205,657	7.0%	N/A	N/A
Bank	484,828	16.50%	205,643	7.0	190,954	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	485,210	10.47%	185,437	4.0%	N/A	N/A
Bank	484,828	10.46%	185,366	4.0	231,707	5.0%

As of December 31, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$501,973	16.85%	312,741	10.5%	N/A	N/A
Bank	499,580	16.77%	312,726	10.5	297,835	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	473,843	15.91%	253,171	8.5%	N/A	N/A
Bank	471,450	15.83%	253,159	8.5	238,268	8.0%
Common Tier 1 (CET1)
Consolidated	473,843	15.91%	208,494	7.0%	N/A	N/A
Bank	471,450	15.83%	208,484	7.0	193,592	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	473,843	10.00%	189,572	4.0%	N/A	N/A
Bank	471,450	9.84%	191,629	4.0	239,536	5.0%

NOTE 13 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At March 31, 2026, 240,000 stock options had been granted and 985,783 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the three months ended March 31, 2026 presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2026	169,134	$12.70
Outstanding at March 31, 2026	169,134	$12.70

The Company recognized no compensation expense for stock options during the three months ended March 31, 2026 and 2025. As of March 31, 2026 and December 31, 2025, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the three months ended March 31, 2026 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2026	178,509	$23.99
Nonvested at March 31, 2026	178,509	$23.99

During the three months ended March 31, 2026 and 2025, the Company recognized compensation expense for restricted stock of $426,000 and $429,000, respectively. As of March 31, 2026 and December 31, 2025, there was $1.7 million and $3.0 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of March 31, 2026, the cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 14 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2026	2025
Basic earnings per share
Net Income	$22,314	$16,297

Weighted average common shares outstanding	28,779,534	25,402,782

Basic earnings per common share	$0.78	$0.64

Diluted earnings per share
Net Income	$22,314	$16,297

Weighted average common shares outstanding for basic earnings per common share	28,779,534	25,402,782
Add: Dilutive effects of restricted stock and options	271,527	305,207

Average shares and dilutive potential common shares	29,051,061	25,707,989

Diluted earnings per common share	$0.77	$0.63

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three months ended March 31, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2025 through March 31, 2026 and on our results of operations for the three months ended March 31, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

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

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), a sustained increase in commodity prices, slowdowns in economic growth, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in the interest rate environment (including changes to the federal funds rate and the impact on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	adverse developments in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;

●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of prolonged elevated interest rates and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate and SBA loan portfolios;
●	negative impacts related to our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian-American population within our primary market areas;
●	our ability to manage our growth;
●	the risks related to the pending First IC Corporation (“First IC”) merger including, without limitation: (i) the diversion of management’s time on issues related to the merger; (ii) unexpected transaction costs, including the costs of integrating operations; (iii) the risks that the businesses will not be integrated successfully or that such integration may be more difficult, time-consuming or costly than expected; (iv) the potential failure to fully or timely realize expected revenues and revenue synergies, (v) the risk of deposit and customer attrition and changes

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
●	potential delays or other problems in implementing and executing our growth, expansion and acquisition or divestment strategies, including delays in obtaining regulatory or other necessary approvals or the failure to realize any anticipated benefits or synergies from any acquisitions or growth strategies;
●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries and the money supply, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject to and the potential effect on our reputation;
●	negative publicity and the impact on our reputation; including the speed and scale at which information can spread through social media or digital channels, which could amplify adverse market or customer reactions;
●	the impact of recent and future legislative and regulatory changes and changes to supervisory, examination and enforcement priorities;
●	the potential implementation of a regulatory reform agenda under the current presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;

●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;
●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the continued development and implementation of generative artificial intelligence, including risks arising from reliance on third-party AI tools, model limitations, data integrity issues or regulatory uncertainty, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts, regime change, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;

●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	action or inaction by the federal government, including as a result of any prolonged government shutdown (including a partial shutdown) or government intervention in the U.S. financial system; and
●	other risks and factors identified in the Company’s 2025 Form 10-K, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

The foregoing factors should not be construed as exhaustive and should be read together with the other cautionary statements included in this Quarterly Report on Form 10-Q. Because of these risks and other uncertainties, our actual future results, performance or achievement, or industry results, may be materially different from the results indicated by the forward looking statements in this Quarterly Report on Form 10-Q. In addition, our past results of operations are not necessarily indicative of our future results. You are cautioned not to place undue reliance on these forward looking statements, which represent our beliefs, assumptions and estimates only as of the dates on which they were made. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events, changes in assumptions or otherwise, except as required by law.

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

Critical accounting estimates include a high degree of uncertainty in the underlying assumptions. Management bases its estimates on historical experience, current information and other factors deemed relevant. The development, selection and disclosure of our critical accounting estimates are reviewed with the Audit Committee of the Company’s Board of Directors. Actual results could differ from these estimates. For additional information regarding critical accounting policies, refer to “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates” and Note 1 of our consolidated financial statements as of December 31, 2025 in the Company’s 2025 Form 10-K. There have been no significant changes in the Company’s application of critical accounting policies since December 31, 2025.

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

See Note 1 and Note 4 of our consolidated financial statements as of December 31, 2025 in the Company’s 2025 Form 10-K and Note 1 and Note 4 of our consolidated financial statements as of March 31, 2026, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 30 full-service branch locations in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas and Virginia. As of March 31, 2026, we had total assets of $4.69 billion, total loans of $3.97 billion, total deposits of $3.63 billion and total shareholders’ equity of $554.2 million.

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

	As of or for the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands, except per share data)	2026	2025	2025	2025	2025
Selected income statement data:
Interest income	$70,990	$60,257	$54,003	$54,049	$52,519
Interest expense	26,503	24,332	22,211	21,871	21,965
Net interest income	44,487	35,925	31,792	32,178	30,554
Provision for credit losses	(813)	(39)	(543)	129	135
Noninterest income	6,357	7,817	6,178	5,733	5,456
Noninterest expense	21,438	20,671	14,674	14,113	13,799
Income tax expense	7,905	4,971	6,569	6,843	5,779
Net income	22,314	18,139	17,270	16,826	16,297
Per share data:
Basic income per share	$0.78	$0.69	$0.68	$0.66	$0.64
Diluted income per share	$0.77	$0.68	$0.67	$0.65	$0.63
Dividends per share	$0.29	$0.25	$0.25	$0.23	$0.23
Book value per share (at period end)	$19.34	$18.89	$17.46	$17.08	$16.85
Tangible book value per share (at period end)(1)	$16.95	$16.51	$17.46	$17.08	$16.85
Shares of common stock outstanding	28,660,042	28,817,967	25,537,746	25,537,746	25,402,782
Weighted average diluted shares	29,051,061	26,806,181	25,811,422	25,715,206	25,707,989
Performance ratios:
Return on average assets	1.96%	1.80%	1.89%	1.87%	1.85%
Return on average equity	18.28	15.45	15.69	15.74	15.67
Adjusted return on average equity (1)	19.36	17.83	16.10	16.31	16.37
Dividend payout ratio	32.49	35.42	37.23	35.01	36.14
Yield on total loans	6.74	6.42	6.37	6.49	6.40
Yield on average earning assets	6.51	6.26	6.24	6.34	6.31
Cost of average interest bearing liabilities	3.25	3.36	3.42	3.39	3.48
Cost of deposits	3.12	3.22	3.28	3.25	3.36
Net interest margin	4.08	3.73	3.68	3.77	3.67
Efficiency ratio(2)	42.16	46.71	38.65	37.23	38.32
Efficiency ratio - operating (1)(2)	38.87	37.95	37.85	36.35	37.59
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	0.03%	(0.00)%	0.03%	0.01%	0.02%
Nonperforming assets to gross loans and OREO	0.42	0.64	0.47	0.49	0.59
ACL to nonperforming loans	158.54	107.48	137.66	129.76	110.52
ACL to loans held for investment	0.66	0.68	0.60	0.60	0.59
Balance sheet and capital ratios:
Gross loans held for investment to deposits	111.12%	111.84%	110.43%	116.34%	114.73%
Noninterest bearing deposits to deposits	22.04	21.42	20.22	20.41	19.73
Investment securities to assets	0.96	1.38	0.94	0.93	0.93
Common equity to assets	10.52	10.12	12.29	12.06	11.69
Leverage ratio	10.47	10.00	12.21	11.91	11.76
Common equity tier 1 ratio	16.52	15.90	19.93	19.91	19.23
Tier 1 risk-based capital ratio	16.52	15.90	19.93	19.91	19.23
Total risk-based capital ratio	17.44	16.84	20.74	20.78	20.09
Mortgage and SBA loan data:
Mortgage loans serviced for others	$496,552	$702,586	$538,675	$559,112	$537,590
Mortgage loan production	101,948	111,717	168,562	93,156	91,122
Mortgage loan sales	—	197,553	18,248	54,309	40,051
SBA loans serviced for others	699,028	685,481	460,720	480,867	474,143
SBA loan production	20,816	32,575	17,727	29,337	20,012
SBA loan sales	19,733	9,792	13,415	20,707	16,579
(1)	Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Non-GAAP Financial Measures

This Form 10-Q includes financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). This financial information includes “return on average equity”, which excludes average accumulated other comprehensive income and merger-related expenses and tangible book value per shares , which excludes goodwill and core deposit intangible and “efficiency ratio - operation which excludes merger expenses from noninterest expense. These measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP, and are not necessarily comparable to non-GAAP measures that may be presented by other companies.

The following table reconciles the non-GAAP financial measurement for return on average equity, tangible book value per share and efficiency ratio – operating to their respective most directly comparable GAAP measurements for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31
(Dollars in thousands)	2026	2025
Return on average shareholder's equity reconciliation
Average shareholder’s equity (GAAP)	$494,937	$421,679
Less: average accumulated other comprehensive income	(1,679)	(13,089)
Adjusted average shareholder’s equity (non-GAAP)	$493,258	$408,590

Net income (GAAP)	$22,314	$16,297
Add: First IC-merger related expenses (net of tax effect)	1,238	194
Adjusted net income (non-GAAP)	$23,552	$16,491

Return on average shareholder’s equity (GAAP)	18.28%	15.67%
Adjusted return on average shareholder’s equity (non-GAAP)	19.36%	16.37%

Tangible book value per share reconciliation
Total shareholder's equity (GAAP)	$554,156	$427,969
Less: goodwill and core deposit intangible	(68,357)	—
Adjusted total shareholder's equity (non-GAAP)	$485,799	$427,969

Shares of common stock outstanding	28,660,042	25,402,782

Book value per share (GAAP)	19.34	16.85
Tangible book value per share (non-GAAP)	16.95	16.85

Noninterest expense reconciliation
Efficiency ratio (GAAP)	42.16%	38.32%
Impact of First IC-merger related expenses included in noninterest expense	(3.29)	(0.73)
Efficiency ratio - operating (non-GAAP)	38.87%	37.59%

Results of Operations

We recorded net income of $22.3 million for the three months ended March 31, 2026 compared to $16.3 million for the three months ended March 31, 2025, an increase of $6.0 million, or 36.9%. This increase was due to an increase in net interest income of $13.9 million, an increase in noninterest income of $901,000, and a decrease in provision for credit losses of $948,000, offset by increases in noninterest expense of $7.6 million and income tax expense of $2.1 million.

Basic and diluted earnings per common share for the three months ended March 31, 2026 was $0.78 and $0.77, respectively, compared to $0.64 and $0.63 for the basic and diluted earnings per common share for the three months ended March 31, 2025.

Interest Income

Interest income totaled $71.0 million for the three months ended March 31, 2026, an increase of $18.5 million, or 35.2%, from the three months ended March 31, 2025, primarily due to an increase in average balance of gross loans of $856.2 million, and an increase in average balance of investments of $188.0 million,  and a 34 basis points increase in the loan yield, along with $892,000 in accretion income on purchase credit deteriorated loans from the First IC merger that occurred in fourth quarter of 2025.  The increase in average loans is due to an increase of $510.4 million in average commercial real estate loans, and an increase of  $311.7 million in average residential real estate loans.

Interest Expense

Interest expense for the three months ended March 31, 2026 increased $4.5 million, or 20.7%, to $26.5 million compared to interest expense of $22.0 million for the three months ended March 31, 2025, primarily due to a $695.3 million increase in average deposit balances, coupled with a $46.3 million increase in the average borrowings balance offset by a 23 basis points decrease in interest bearing liabilities costs. Average time deposits and money market deposits increased by $410.9 million and $165.4 million, respectively, and average interest-bearing demand deposits and savings accounts increased by $118.9 million primarily from the First IC merger in fourth quarter of 2025.

The Company currently has effective interest rate derivative agreements totaling $625.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 3.16%. During the three months ended March 31, 2026, we recorded a credit to interest expense of $2.3 million, respectively, from the benefit received on these interest rate derivatives compared to a credit to interest expense of $4.1 million recorded during the three month periods ended March 31, 2025, respectively. Based on the Federal Funds Effective rate as of March 31, 2026 (3.64%), the Company would estimate to record a credit to interest expense of approximately $9.3 million for the remainder of 2026 from the benefit received on these interest rate derivatives, however actual results may vary based on changes in market and hedge performance. See Note 9 of our consolidated financial statements as of March 31, 2026 included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives.

Net Interest Margin

The net interest margin for the three months ended March 31, 2026 increased by 41 basis points to 4.08% from 3.67% for the three months ended March 31, 2025, primarily due to a 23 basis points decrease in the cost of average interest-bearing liabilities of $3.30 billion, and a 20 basis points increase in the yield on average interest-earning assets of $4.42 billion. Average earning assets for the three months ended March 31, 2026 increased by $1.04 billion from the three months ended March 31, 2025, due to a $856.2 million increase in average loans and a $188.0 million increase in average total investments. Average interest-bearing liabilities for the three months ended March 31, 2026 increased by $741.6 million from the three months ended March 31, 2025, driven by increases in average interest-bearing deposits of $695.3 million and average borrowings of $46.3 million.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition and the shape of the interest rate yield curve. The increase in our net interest margin is primarily driven by a reduction of funding cost, reflecting improved deposit pricing and the benefit of interest rate derivative hedges, partially offset by modest compression in asset yields.

Average Balances, Interest and Yields

The following tables present, for the three months ended March 31, 2026 and 2025, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended March 31,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$318,318	$3,329	4.24%	$159,478	$2,098	5.34%
Investment securities	61,169	522	3.46	32,034	168	2.13
Total investments	379,487	3,851	4.12	191,512	2,266	4.80
Construction and development	43,100	794	7.47	23,321	480	8.35
Commercial real estate	1,290,296	29,836	9.38	779,884	16,157	8.40
Commercial and industrial	86,547	1,572	7.37	72,799	1,588	8.85
Residential real estate	2,619,786	34,922	5.41	2,308,071	31,986	5.62
Consumer and other	847	15	7.18	276	42	61.71
Gross loans(2)	4,040,576	67,139	6.74	3,184,351	50,253	6.40
Total earning assets	4,420,063	70,990	6.51	3,375,863	52,519	6.31
Noninterest-earning assets	202,774			197,272
Total assets	4,622,837			3,573,135
Interest-bearing liabilities:
NOW and savings deposits	272,645	1,552	2.31	153,739	952	2.51
Money market deposits	1,175,909	7,506	2.59	1,010,471	6,321	2.54
Time deposits	1,417,623	13,019	3.72	1,006,677	10,704	4.31
Total interest-bearing deposits	2,866,177	22,077	3.12	2,170,887	17,977	3.36
Borrowings	436,344	4,426	4.11	390,000	3,988	4.15
Total interest-bearing liabilities	3,302,521	26,503	3.25	2,560,887	21,965	3.48
Noninterest-bearing liabilities:
Noninterest-bearing deposits	774,905			519,125
Other noninterest-bearing liabilities	50,474			71,444
Total noninterest-bearing liabilities	825,379			590,569
Shareholders’ equity	494,937			421,679
Total liabilities and shareholders’ equity	$4,622,837			$3,573,135
Net interest income		$44,487			$30,554
Net interest spread			3.26			2.83
Net interest margin			4.08			3.67
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

	Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$1,649	$(418)	$1,231
Investment securities	292	62	354
Total investments	1,941	(356)	1,585
Construction and development	365	(51)	314
Commercial real estate	10,572	3,107	13,679
Commercial and industrial	392	(408)	(16)
Residential real estate	5,363	(2,427)	2,936
Consumer and Other	(27)	—	(27)
Gross loans(2)	16,665	221	16,886
Total earning assets	18,606	(135)	18,471
Interest-bearing liabilities:
NOW and savings deposits	244	356	600
Money market deposits	1,124	61	1,185
Time deposits	3,927	(1,612)	2,315
Total interest-bearing deposits	5,295	(1,195)	4,100
Borrowings	438	—	438
Total interest-bearing liabilities	5,733	(1,195)	4,538
Net interest income	$12,873	$1,060	$13,933
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

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

We recorded a recovery for credit losses of $813,000 during the three months ended March 31, 2026 compared to a provision for credit losses of $135,000 recorded during the three months ended March 31, 2025. The recovery for credit loss recorded during the three months ended March 31, 2026 was primarily driven by lower loan balances and reduced  reserves on individually analyzed loans. Our ACL as a percentage of gross loans for the periods ended March 31, 2026, December 31, 2025 and March 31, 2025 was 0.66%, 0.68% and 0.59%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended March 31, 2026 was $6.4 million, an increase of $901,000, or 16.5%, compared to $5.5 million for the three months ended March 31, 2025.

The following table sets forth the major components of our noninterest income for the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$848	$500	$348	69.6%
Other service charges, commissions and fees	1,581	1,596	(15)	(0.9)
Gain on sale of residential mortgage loans	—	399	(399)	(100.0)
Mortgage servicing income, net	306	618	(312)	(50.5)
Gain on sale of SBA loans	1,045	658	387	58.8
SBA servicing income, net	1,905	913	992	108.7
Other income	672	772	(100)	(13.0)
Total noninterest income	$6,357	$5,456	$901	16.5%

Service charges on deposit accounts increased $348,000, or 69.6%, to $848,000 for the three months ended March 31, 2026 compared to $500,000 for the three months ended March 31, 2025. These increases were primarily attributable to higher service charges on business checking accounts, analysis fees, overdraft fees and charge back fees as a result of the First IC acquisition that occurred in fourth quarter of 2025.

Other service charges, commissions and fees decreased $15,000, or 0.9%, to $1.6 million for the three months ended March 31, 2026 compared to $1.6 million for the three months ended March 31, 2025.

Gain on sale of residential mortgage loans totaled $0 for the three months ended March 31, 2026. Gain on sale of residential mortgage loans totaled $399,000 for the three months ended March 31, 2025, as we sold $40.1 million in residential mortgage loans during these periods with an average premium of 1.06%.

Gain on sale of SBA loans totaled $1.0 million for the three months ended March 31, 2026 compared to $658,000 for the three months ended March 31, 2025. We sold $19.7 million in SBA loans during the three ended March 31, 2026 with average premiums of 7.68%. We sold $16.6 million in SBA loans during the three months ended March 31, 2025 with average premiums of 5.97%.

Mortgage loan servicing income, net of amortization, decreased by $312,000, or 50.5%, to $306,000 during the three months ended March 31, 2026 compared to $618,000 for the three months ended March 31, 2025. The changes in mortgage loan servicing income were primarily due to decreases in servicing fees, increases in mortgage servicing amortization, and decreases in capitalized mortgage servicing assets. Included in mortgage loan servicing income for the three months ended March 31, 2026 was $482,000 in mortgage servicing fees compared to $566,000 for the three months ended March 31, 2025 and capitalized mortgage servicing assets of $126,000 for the three months ended March 31, 2026 compared to $310,000 for the three months ended March 31, 2025. These amounts were offset by mortgage loan servicing asset amortization of $176,000 for the three months ended March 31, 2026 compared to $118,000 during the three months ended March 31, 2025. Our total residential mortgage loan servicing portfolio was $496.6 million at March 31, 2026 compared to $537.6 million at March 31, 2025.

SBA servicing income increased by $992,000, or 108.7%, to $1.9 million for the three months ended March 31, 2026 compared to $913,000 for the three months ended March 31, 2025. Our total SBA and USDA loan servicing portfolio was $699.0 million as of March 31, 2026 compared to $474.1 million as of March 31, 2025. Included in SBA servicing income for the three months ended March 31, 2026 was $1.2 million in SBA servicing fees compared to $1.0 million for the three months ended March 31, 2025. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three months ended March 31, 2026, we recorded a $666,000 fair value increase to our SBA servicing rights compared to a $104,000 fair value charge to our SBA servicing rights during the three months ended March 31, 2025.

Other noninterest income decreased by $100,000, or 13.0%, to $672,000 for the three months ended March 31, 2026 compared to $772,000 for the three months ended March 31, 2025. The largest component of other noninterest income is the income on bank owned life insurance which totaled $638,000 for the three months ended March 31, 2026 compared to $615,000 for the three months ended March 31, 2025. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $82,000 (loss) for the three months ended March 31, 2026, respectively, compared to $140,000 (gain) for the three months ended March 31, 2025.

Noninterest Expense

Noninterest expense for the three months ended March 31, 2026 was $21.4 million compared to $13.8 million for the three months ended March 31, 2025, an increase of $7.6 million, or 55.4%.

The following table sets forth the major components of our noninterest expense for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$11,501	$8,493	$3,008	35.4%
Occupancy and equipment	2,434	1,417	1,017	71.8
Data processing	682	345	337	97.7
Advertising	223	167	56	33.5
Merger-related expenses	1,676	262	1,414	539.7
Other expenses	4,922	3,115	1,807	58.0
Total noninterest expense	$21,438	$13,799	$7,639	55.4%

Salaries and employee benefits expense for the three months ended March 31, 2026 was $11.5 million compared to $8.5 million for the three months ended March 31, 2025, an increase of $3.0 million, or 35.4%. These increases were primarily driven by  higher personnel, occupancy, and data processing costs, as well as $1.7 million of merger related expenses. Excluding merger related expenses, noninterest expense reflects the full quarter impact of the acquisition and is expected to stabilize as integration activities progress and operational efficiencies are realized.

Occupancy and equipment expense for the three months ended March 31, 2026 was $2.4 million, an increase of $1.0 million, or 71.8%, compared to the three months ended March 31, 2025. These increases were primarily due to higher property taxes, utilities, maintenance expense, rent expense, and depreciation expense from the acquisition of First IC that occurred in fourth quarter of 2025.

Data processing expense for the three months ended March 31, 2026 was $682,000 compared to $345,000 for the three months ended March 31, 2025, an increase of $337,000, or 97.7%. These increases were primarily due to the continued growth in our loans and deposits from the acquisition of First IC that occurred in fourth quarter of 2025, as well as enhancements to our existing systems.

Advertising expenses for the three months ended March 31, 2026 remained relatively flat compared to the same periods in 2025.

Merger-related expenses for the three months ended March 31, 2026 was $1.7 million compared to $262,000 for the three months ended March 31, 2025. The increase is related to the acquisition of First IC being completed in fourth quarter of 2025 with legal fees, integration fees and conversion expenses in the first quarter of 2026.

Other expenses for the three months ended March 31, 2026 were $4.9 million compared to $3.1 million for the three months ended March 31, 2025, an increase of $1.8 million, or 58.0%. This increase was primarily due to core deposit amortization, additional banking costs from First IC merger quarter merger, FDIC insurance premiums, security expenses, loan-related expenses.

Income Tax Expense

Income tax expense for the three months ended March 31, 2026 and 2025 was $7.9 million and $5.8 million, respectively. The Company’s effective tax rates were 26.2% for the three months ended March 31, 2026 and 2025, respectively.

Financial Condition

Total assets decreased $80.0 million, or 1.7%, to $4.69 billion at March 31, 2026 as compared to $4.77 billion at December 31, 2025. The decrease in total assets was primarily attributable to decreases of $20.6 million in securities, $50.3 million in loans, $9.7 million in loans held for sale, and $4.1 million in Federal Home Loan Bank stock offset by an increase in cash and cash equivalents of $3.9 million.

Our investment securities portfolio made up 0.96% of our total assets at March 31, 2026 compared to 1.38% at December 31, 2025.

Loans

Gross loans held for investment decreased $50.3 million, or 1.2%, to $4.00 billion as of March 31, 2026 as compared to $4.05 billion as of December 31, 2025. Our loan decrease during the three months ended March 31, 2026 was comprised of an increase of $10.7 million, or 25.5%, in construction and development loans, an increase of $14.1 million, or 0.6%, in residential real estate loans, an increase of $16,000, or 2.6%, in consumer and other loans, offset by a decrease of $4.5 million, or 4.7%, in commercial and industrial loans, and a decrease of $68.0 million, or 4.4%, in commercial real estate loans.  We had loans held for sale of $0 as of March 31, 2026 compared to $9.7 million in loans held for sale as of December 31, 2025.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$52,452	1.3%	$41,796	1.0%
Commercial real estate	1,492,703	37.0%	1,560,728	38.3%
Commercial and industrial	91,877	2.3%	96,360	2.4%
Residential real estate	2,392,444	59.4%	2,378,311	58.3%
Consumer and other	643	—%	627	—%
Gross loans	$4,030,119	100.0%	$4,077,822	100.0%
Unearned income	(10,093)		(6,621)
Loan Discounts	(18,912)		(19,804)
Allowance for credit losses	(26,700)		(27,843)
Total loans, net	$3,974,414		$4,023,554

SBA and USDA Loan Servicing

As of March 31, 2026 and December 31, 2025, we serviced $699.0 million and $685.5 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $11.3 million and $10.6 million at March 31, 2026 and December 31, 2025, respectively. See Note 5 of our consolidated financial statements as of March 31, 2026, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three months ended March 31, 2026 and 2025.

Residential Mortgage Loan Servicing

As of March 31, 2026, we serviced $496.5 million in residential mortgage loans for others compared to $537.6 million as of December 31, 2025. We carried a servicing asset, net of amortization, of $1.5 million and $1.7 million at March 31, 2026 and December 31, 2025.  Amortization relating to the mortgage loan servicing asset was $176,000 for the three months ended March 31, 2026 compared to $118,000 for the three months ended March 31, 2025, respectively. During the three months ended March 31, 2026 and March 31, 2025, we recorded fair value impairment recoveries of $0 and $42,000, respectively, on our mortgage servicing asset. See Note 6 of our consolidated financial statements as of March 31, 2026, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loans servicing rights for the three months ended March 31, 2026 and 2025.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the first quarter of 2026 as our nonperforming loans to total loans remained low at 0.42% as of March 31, 2026. Nonperforming loans were $16.8 million at March 31, 2026 compared to $25.2 million at December 31, 2025. The decrease from December 31, 2025 to March 31, 2026 was attributable to a $8.4 million decrease in nonaccrual loans. We did not recognize any interest income on nonaccrual loans during the three months ended March 31, 2026 and 2025.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus foreclosed real estate. Nonaccrual loans at March 31, 2026 comprised of $8.8 million of commercial real estate loans, $1.2 million of commercial and industrial loans and $6.9 million of residential real estate loans. Nonaccrual loans at December 31, 2025 comprised of $14.8 million of commercial real estate loans, $1.3 million of commercial and industrial loans, and $9.1 million of residential real estate loans.

(Dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$16,824	$25,213
Past due loans 90 days or more and still accruing	17	—
Total nonperforming loans	16,841	25,213
Foreclosed real estate	1,147	208
Total nonperforming assets	$17,988	$25,421
Nonperforming loans to gross loans	0.42%	0.62%
Nonperforming assets to total assets	0.38%	0.53%
Allowance for credit losses to nonperforming loans	158.54%	110.43%

Allowance for Credit Losses

The allowance for credit losses was $26.7 million at March 31, 2026 compared to $27.8 million at December 31, 2025, a decrease of $1.1 million. The decrease was primarily due to the decrease in reserves mainly due to decrease in loan balances and reserves on individually analyzed loans.

We maintain a reserve for credit losses that consists of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation. The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors. The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses. The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in other noninterest expense. The allowance for unfunded commitments had a balance of $345,000 as of March 31, 2026 compared to $282,000 as of March 31, 2025.

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

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 4 of our consolidated financial statements as of March 31, 2026, included elsewhere in this Form 10-Q, and as of in the Company’s 2025 Form 10-K, for additional information on the on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Balance, beginning of period	$27,843	$18,744
CECL adoption (Day 1) impact	—	—
Charge-offs:
Construction and development	—	—
Commercial real estate	92	—
Commercial and industrial	190	173
Residential real estate	—	—
Consumer and other	—	—
Total charge-offs	282	173
Recoveries:
Construction and development	—	—
Commercial real estate	3	1
Commercial and industrial	5	3
Residential real estate	—	—
Consumer and other	—	—
Total recoveries	8	4
Net (recoveries)/charge-offs	274	169
Provision for loan losses	(869)	17
Balance, end of period	$26,700	$18,592
Total loans at end of period(1)	$4,030,129	$3,140,165
Average loans(1)	4,035,706	3,167,085
Net charge-offs to average loans	0.03%	0.02%
Allowance for credit losses to total loans	0.66%	0.59%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses expected in the loan portfolio as of March 31, 2026.

Deposits

Deposits were $3.63 billion at March 31, 2026, a decrease of $19.3 million, compared to total deposits of $3.65 billion at December 31, 2025, and an increase of $889.6 million, or 32.5%, compared to total deposits of $2.74 billion at March 31, 2025. The decrease in total deposits at March 31, 2026 compared to December 31, 2025 was due to a $27.4 million decrease in interest-bearing demand deposits, a $66.1 million decrease in time deposits, offset by a $1.1 million increase in savings accounts, $54.7 million increase in money market accounts and a $18.4 million increase in noninterest-bearing demand deposits. Noninterest-bearing deposits were $799.2 million at March 31, 2026, compared to $780.8 million at December 31, 2025 and $540.0 million at March 31, 2025. Noninterest-bearing deposits constituted 22.0% of total deposits at March 31, 2026, compared to 21.4% at December 31, 2025 and 19.7% at March 31, 2025. Interest-bearing deposits were $2.83 billion at March 31, 2026, compared to $2.87 billion at December 31, 2025 and $2.20 billion at March 31, 2025. Interest-bearing deposits constituted 78.0% of total deposits at March 31, 2026, compared to 78.6% at December 31, 2025 and 80.3% at March 31, 2025.

As of  March 31, 2026 and December 31, 2025, the Company had estimated uninsured deposits of $1.16 billion and $1.09 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank’s regulatory reporting. Uninsured deposits were 31.9% of total deposits at March 31, 2026, compared to 29.6% at  December 31, 2025. As of  March 31, 2026, we had $1.69 billion of available borrowing capacity at the Federal Home Loan Bank ($989.1 million), Federal Reserve Discount Window ($629.8 million) and various other financial institutions (fed fund lines totaling $67.5 million).

We had $785.0 million of brokered deposits, or 21.6% of total deposits, at March 31, 2026 compared to $747.8 million, or 20.5% of total deposits, at December 31, 2025. We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective Rate. These swap agreements are designated as cash flow hedges. As of March 31, 2026, the total amount of deposits tied to the Federal Funds Effective Rate was $854.9 million. See Note 9 of our consolidated financial statements as of March 31, 2026, included elsewhere in this Form 10-Q, for additional information.

The following tables summarize our average deposit balances and weighted average rates for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026		2025
	Average	Weighted	Average	Weighted
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$774,905	—%	$519,125	—%
Interest-bearing demand deposits	260,526	2.41	144,387	2.66
Savings and money market deposits	446,720	1.51	357,462	3.63
Brokered deposits	741,308	3.20	662,361	1.91
Time deposits	1,417,623	3.72	1,006,677	4.31
Total interest-bearing deposits	2,866,177	3.12	2,170,887	3.36
Total deposits	$3,641,082	2.46	$2,690,012	2.71

The weighted average rates shown in the tables above are inclusive of the benefit received from the interest rate derivatives that hedge our deposit accounts tied to the Federal Funds Effective Rate. During the three months ended March 31, 2026, we recorded a credit to interest expense of $2.3 million from the benefit received on these interest rate derivatives compared to a credit to interest expense of $4.3 million recorded during the three months ended March 31, 2025. These benefits resulted in a 34 basis points reduction to the total deposits weighted average rate for the three months ended March 31, 2026, respectively, compared to a 79 basis points reduction for three months ended March 31, 2025, respectively.

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At March 31, 2026 and December 31, 2025, we had available borrowing capacity from the FHLB of $1.41 billion and $1.09 billion, respectively. At March 31, 2026 and December 31, 2025, we had $425.0 million and $510.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements was $67.5 million and $52.5 million at March 31, 2026 and December 31, 2025. We did not have any advances outstanding under these agreements as of March 31, 2026 and December 31, 2025. We also have access to the Federal Reserve’s discount window in the amount of $618.1 million and $600.4 million at March 31, 2026 and December 31, 2025, respectively. No discount window borrowings were outstanding as of March 31, 2026 and December 31, 2025. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of March 31, 2026 and December 31, 2025, we had $67.5 million and $52.5 million, respectively, of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $618.1 million and $600.4 million at March 31, 2026 and December 31, 2025, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $765.7 million as of March 31, 2026, as well as all of the Company’s municipal and mortgage-backed securities. There were no outstanding borrowings on this line as of March 31, 2026 and December 31, 2025.

At March 31, 2026 and December 31, 2025, we had $425.0 million and $510.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $989.0 million and $577.9 million of additional borrowing availability with the FHLB as of March 31, 2026 and December 31, 2025, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of March 31, 2026 and December 31, 2025. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of March 31, 2026 and December 31, 2025. As of December 31, 2025, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2025 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for “Well
			in Capital	Capitalized”
			Conservation	Depository
	March 31, 2026	December 31, 2025	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	17.44%	16.85%	10.50%	N/A
Bank	17.42%	16.77%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	16.52%	15.91%	8.50%	N/A
Bank	16.50%	15.83%	8.50	8.00%
CET1 capital (to risk-weighted assets)
Consolidated	16.52%	15.91%	7.00%	N/A
Bank	16.50%	15.83%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	10.47%	10.00%	4.00%	N/A
Bank	10.46%	9.84%	4.00	5.00%

Dividends

On April 15, 2026, the Company declared a cash dividend of $0.29 per share, payable on May 8, 2026, to common shareholders of record as of April 29, 2026. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions and any other factors that our board of directors may deem relevant.

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

See Note 10 of our consolidated financial statements as of March 31, 2026, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of March 31, 2026 and December 31, 2025.

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of March 31, 2026 and December 31, 2025 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
March 31, 2026	(0.40)%	(0.10)%	(1.90)%	6.30%
December 31, 2025	(1.70)%	1.20%	(6.60)%	6.50%

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

(Shock in basis points)	+300	+200	+100	-100	-200	-300
March 31, 2026	(11.60)%	(7.00)%	(3.00)%	1.80%	2.20%	0.30%
December 31, 2025	(21.10)%	(14.00)%	(6.70)%	6.40%	12.30%	15.90%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in “Part I – Item 1A – Risk Factors” of the Company’s 2025 Form 10-K, which could materially affect its business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in the Company’s 2025 Form 10-K.

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

On September 17, 2025, the Company announced the continuation of its share repurchase program that expired on September 30, 2025 (“2025 Prior Share Repurchase Plan”) and authorized the Company to repurchase up to 923,976 shares of the Company’s outstanding shares of common stock, which is the number of remaining shares authorized for repurchase from the 2025 Prior Share Repurchase Plan. The continuation of the share repurchase program began on October 1, 2025 and will end on September 30, 2026.

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

The following table summarizes the repurchases of our common shares for the three months ended March 31, 2026 .

			Total Number of
			Shares Repurchased	Maximum Number of
			as Part of Publicly	Shares That May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under
	Shares Repurchased	Per Share	Plans or Programs	the Plans or Programs
January 1, 2026 to January 31, 2026	1,453	$26.19	1,453	818,678
February 1, 2026 to February 28, 2026	22,783	28.25	22,783	795,895
March 1, 2026 to March 28, 2026	133,689	28.06	133,689	662,206
Total	157,925	$28.07	157,925	662,206

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the first quarter of 2026, none of our other executive officers or directors adopted Rule 10b5-1 trading plans and none of our directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: May 8, 2026	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: May 8, 2026	By:	/s/ Farid Tan
Farid Tan
President and Interim Chief Financial Officer