Form 10-Q
period 2026-06-30
MetroCity Bankshares, Inc.
filed 2026-08-07
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

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

As of August 4, 2026, the registrant had 28,781,229 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

June 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Cash and due from banks	$254,368	$370,832
Federal funds sold	12,322	12,844
Cash and cash equivalents	266,690	383,676
Equity securities	18,481	18,646
Securities available for sale	26,183	47,179
Loans held for sale	1,350	9,741
Loans, less allowance for credit losses of $25,818 and $27,843, respectively	3,930,501	4,023,554
Accrued interest receivable	20,115	20,298
Federal Home Loan Bank stock	21,112	27,565
Premises and equipment, net	29,619	29,879
Operating lease right-of-use asset	14,040	15,193
Foreclosed real estate, net	1,300	208
SBA and USDA servicing asset	11,180	10,601
Mortgage servicing asset, net	1,308	1,660
Bank owned life insurance	77,066	75,786
Goodwill	56,048	56,048
Core deposit intangibles	11,991	12,627
Interest rate derivatives	4,791	6,343
Other assets	28,179	29,396
Total assets	$4,519,954	$4,768,400

Liabilities:
Deposits:
Non-interest-bearing demand	$782,972	$780,828
Interest-bearing	2,706,385	2,865,173
Total deposits	3,489,357	3,646,001

Federal Home Loan Bank advances	375,000	510,000
Operating lease liability	14,131	15,306
Accrued interest payable	7,537	10,731
Other liabilities	66,075	42,178
Total liabilities	$3,952,100	$4,224,216

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 28,781,229 and 28,817,967 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	288	1,159
Additional paid-in capital	136,123	138,675
Retained earnings	431,518	402,684
Accumulated other comprehensive (loss) income	(75)	1,666
Total shareholders’ equity	567,854	544,184
Total liabilities and shareholders’ equity	$4,519,954	$4,768,400

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$67,312	$50,936	$134,451	$101,189
Other investment income	2,972	2,970	6,702	5,096
Federal funds sold	121	143	242	283
Total interest income	70,405	54,049	141,395	106,568

Interest expense:
Deposits	22,140	17,496	44,217	35,473
FHLB advances and other borrowings	4,224	4,375	8,650	8,363
Total interest expense	26,364	21,871	52,867	43,836

Net interest income	44,041	32,178	88,528	62,732

Provision for credit losses:
Provision for loan losses	(981)	216	(1,850)	233
Provision for unfunded commitments	189	(87)	245	31
Provision for credit losses	(792)	129	(1,605)	264

Net interest income after provision for credit losses	44,833	32,049	90,133	62,468

Noninterest income:
Service charges on deposit accounts	958	505	1,806	1,005
Other service charges, commissions and fees	1,428	1,620	3,009	3,216
Gain on sale of residential mortgage loans	—	579	—	978
Mortgage servicing income, net	271	781	577	1,399
Gain on sale of SBA loans	1,536	643	2,581	1,301
SBA servicing income, net	728	642	2,633	1,555
Other income	834	963	1,506	1,735
Total noninterest income	5,755	5,733	12,112	11,189

Noninterest expense:
Salaries and employee benefits	11,344	8,554	22,845	17,047
Occupancy and equipment	2,328	1,380	4,762	2,797
Data processing	535	329	1,217	674
Advertising	178	149	401	316
Merger-related expenses	270	333	1,946	595
Other expenses	5,302	3,368	10,224	6,483
Total noninterest expense	19,957	14,113	41,395	27,912

Income before provision for income taxes	30,631	23,669	60,850	45,745
Provision for income taxes	8,500	6,843	16,405	12,622
Net income available to common shareholders	$22,131	$16,826	$44,445	$33,123

Earnings per share:
Basic	$0.77	$0.66	$1.55	$1.30
Diluted	$0.76	$0.65	$1.53	$1.29

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Net income	$22,131	$16,826	$44,445	$33,123

Other comprehensive loss

Unrealized holding gains (losses) on securities available for sale	188	(268)	(233)	(226)
Realized gain on sale of securities available for sale	—	—	(10)	—
Net changes in fair value of cash flow hedges	(1,152)	(4,417)	(2,216)	(10,052)
Tax effect	300	1,312	718	2,686

Other comprehensive loss	(664)	(3,373)	(1,741)	(7,592)

Comprehensive income	$21,467	$13,453	$42,704	$25,531

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, April 1, 2026	28,660,042	$286	$135,531	$417,750	$589	$554,156
Net income	—	—	—	22,131	—	22,131
Stock based compensation expense	—	—	594	—	—	594
Vesting of restricted stock	121,187	2	(2)	—	—	—
Other comprehensive loss	—	—	—	—	(664)	(664)
Dividends declared on common stock ($0.29 per share)	—	—	—	(8,363)	—	(8,363)
Balance, June 30, 2026	28,781,229	$288	$136,123	$431,518	$(75)	$567,854

Balance, April 1, 2025	25,402,782	$254	$49,645	$369,110	$8,960	$427,969
Net income	—	—	—	16,826	—	16,826
Stock based compensation expense	—	—	599	—	—	599
Vesting of restricted stock	136,238	1	(1)	—	—	—
Repurchase of common stock	(1,274)	—	(31)	—	—	(31)
Other comprehensive loss	—	—	—	—	(3,373)	(3,373)
Dividends declared on common stock ($0.23 per share)	—	—	—	(5,890)	—	(5,890)
Balance, June 30, 2025	25,537,746	$255	$50,212	$380,046	$5,587	$436,100

Six Months Ended:
Balance, January 1, 2026	28,817,967	$1,159	$138,675	$402,684	$1,666	$544,184
Net income	—	—	—	44,445	—	44,445
Adjustment for shares issued related to the First IC acquisition	—	(871)	871	—	—	—
Stock based compensation expense	—	—	1,020	—	—	1,020
Vesting of restricted stock	121,187	2	(2)	—	—	—
Repurchase of common stock	(157,925)	(2)	(4,441)	—	—	(4,443)
Other comprehensive loss	—	—	—	—	(1,741)	(1,741)
Dividends declared on common stock ($0.54 per share)	—	—	—	(15,611)	—	(15,611)
Balance, June 30, 2026	28,781,229	$288	$136,123	$431,518	$(75)	$567,854

Balance, January 1, 2025	25,402,782	$254	$49,216	$358,704	$13,179	$421,353
Net income	—	—	—	33,123	—	33,123
Stock based compensation expense	—	—	1,028	—	—	1,028
Vesting of restricted stock	136,238	1	(1)	—	—	—
Repurchase of common stock	(1,274)	—	(31)	—	—	(31)
Other comprehensive loss	—	—	—	—	(7,592)	(7,592)
Dividends declared on common stock ($0.46 per share)	—	—	—	(11,781)	—	(11,781)
Balance, June 30, 2025	25,537,746	$255	$50,212	$380,046	$5,587	$436,100

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flow from operating activities:
Net income	$44,445	$33,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	(789)	1,682
Provision (recovery) for credit losses	(1,605)	264
Stock based compensation expense	1,020	1,028
Unrealized (gains) losses recognized on equity securities	165	(181)
Gain on sale of securities	(10)	—
Write-down of foreclosed real estate	93	(28)
Gain on sale of residential real estate loans	—	(978)
Origination of SBA loans held for sale	(35,750)	(28,861)
Proceeds from sales of SBA loans held for sale	45,372	33,600
Gain on sale of SBA loans	(2,581)	(1,301)
Increase in cash value of bank owned life insurance	(1,280)	(1,235)
(Increase) decrease in accrued interest receivable	183	(670)
(Increase) decrease in SBA and USDA servicing rights	(579)	451
(Increase) decrease in mortgage servicing rights	352	(267)
(Increase) decrease in state tax credits	2,191	(11,455)
Increase in other assets	(255)	(1,674)
Decrease in accrued interest payable	(3,194)	(60)
Increase in other liabilities	22,948	2,924
Net cash flow provided by operating activities	70,726	26,362

Cash flow from investing activities:
Purchases of equity securities	—	(8,000)
Proceeds from maturities, calls or paydowns of securities available for sale	1,574	2,106
Proceeds from sales of securities available for sale	19,328	—
Redemption (purchase) of Federal Home Loan Bank stock	6,453	(2,442)
Proceeds from sales of residential real estate loans	—	95,338
Decrease (increase) in loans, net	97,312	(68,638)
Purchases of premises and equipment	(733)	(188)
Proceeds from sales of foreclosed real estate owned	—	1,735
Net cash flow provided by investing activities	123,934	19,911

Cash flow from financing activities:
Dividends paid on common stock	(15,559)	(11,685)
Repurchases of common stock	(4,443)	(31)
Decrease in deposits, net	(156,644)	(47,305)
Premiums paid for interest rate caps	—	(1,116)
Proceeds from Federal Home Loan Bank advances	—	100,000
Repayments of Federal Home Loan Bank advances	(135,000)	(50,000)
Net cash flow used by financing activities	(311,646)	(10,137)

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025

Net change in cash and cash equivalents	(116,986)	36,136
Cash and cash equivalents at beginning of period	383,676	249,875

Cash and cash equivalents at end of period	$266,690	$286,011

Supplemental schedule of noncash investing and financing activities:

Transfer of loans held for investment to loans held for sale	$1,350	$102,786
Transfer of loan principal to foreclosed real estate, net of write-downs	$1,185	$2,024

Supplemental disclosures of cash flow information - Cash paid during the year for:

Interest	$56,061	$43,896
Income taxes	$3,330	$12,460

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Company’s 2025 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first six months of 2026 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

The following table summarizes the merger paid for First IC and the amounts of the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Consideration:
Cash	$111,855
Equity	90,456
Fair value of total consideration transferred	202,311

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	121,008
Investment securities	31,931
Loans held for investment	1,026,049
Allowance for credit losses on purchased credit detoriated loans and purchased seasoned loans	(9,885)
Premises and equipment	12,184
Operating lease right-of-use asset	7,421
Core deposit intangibles	12,733
SBA servicing asset	3,851
Other assets	12,118
Total assets acquired	1,217,410

Deposits	960,976
Federal Home Loan Bank advances	85,000
Operating lease liability	7,543
Other liabilities	17,628
Total liabilities assumed	1,071,147

Total identifiable net assets	146,263

Goodwill	$56,048

The selected unaudited proforma financial information is presented as if the Company had acquired First IC on January 1, 2025 and is for illustrative purposes and is not necessarily indicative of the financial results of the combined company had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period.  The net interest income, noninterest income, net income and net income attributable to First IC for the six months ended June 30, 2025 would have been $90.6 million, $14.9 million, $40.3 million, and $6.3 million, respectively.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$2,405	97	—	$2,502
States and political subdivisions	7,948	—	(1,306)	6,642
Mortgage-backed GSE residential	18,833	—	(1,794)	17,039
Total	$29,186	$97	$(3,100)	$26,183

	December 31, 2025
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,393	$149	$—	$12,542
States and political subdivisions	11,574	15	(1,445)	10,144
Mortgage-backed GSE residential	25,971	20	(1,498)	24,493
Total	$49,938	$184	$(2,943)	$47,179

The amortized costs and estimated fair values of investment securities available for sale at June 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$864	$863
Due after one year but less than five years	375	375
Due after five years but less than ten years	—	—
Due in more than ten years	9,114	7,906
Mortgage-backed GSE residential	18,833	17,039
Total	$29,186	$26,183

Accrued interest receivable for securities available for sale totaled $167,000 and $214,000 as of June 30, 2026 December 31, 2025, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of June 30, 2026 and December 31, 2025, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $12.3 million and $12.8 million, respectively. For the six months ended June 30, 2026, the Company had proceeds from the sale of investment securities of $19.3 million which resulted in gross gains of $10,000. There were no securities sold during the three months ended June 30, 2026 and the three and six months ended June 30, 2025.

Information pertaining to securities with gross unrealized losses at June 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	June 30, 2026
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	—	375	(1,306)	6,267
Mortgage-backed GSE residential	(356)	11,374	(1,438)	5,665
Total	$(356)	$11,749	$(2,744)	$11,932

	December 31, 2025
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$(23)	$1,283	$(1,422)	$6,177
Mortgage-backed GSE residential	(48)	12,034	(1,450)	6,228
Total	$(71)	$13,317	$(2,872)	$12,405

At June 30, 2026 the thirty-one securities available for sale (11 municipal securities and 20 mortgage-backed securities) with an unrealized loss have depreciated 11.60% from the Company’s amortized cost basis. Eighteen of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as of June 30, 2026 represent a credit loss impairment. As of June 30, 2026, there have been no payment defaults, nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of June 30, 2026 and December 31, 2025, the Company had equity securities with carrying values totaling $18.5 million and $18.6 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended June 30, 2026 and 2025, we recognized an unrealized loss of $82,000 and an unrealized gain of $41,000, respectively, in net income on our equity securities. During the six months ended June 30, 2026 and 2025, we recognized an unrealized loss of $165,000 and an unrealized gain of $181,000, respectively. These unrealized gains and losses are recorded in “Other Income” on the Consolidated Statements of Income.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans held for investment at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Construction and development	$69,348	$41,796
Commercial real estate	1,463,460	1,560,728
Commercial and industrial	84,999	96,360
Residential real estate	2,365,132	2,378,311
Consumer and other	600	627
Total loans receivable	$3,983,539	$4,077,822
Unearned income	(9,660)	(6,621)
Loan discounts	(17,560)	(19,804)
Allowance for credit losses	(25,818)	(27,843)
Loans held for investment, net	$3,930,501	$4,023,554

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of June 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $20.0 million and $20.0 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Allowance for Credit Losses

A summary of changes in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30, 2026
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$61	$14,731	$1,469	$10,436	$3	$26,700
Charge-offs	—	—	—	—	—	—
Recoveries	—	96	3	—	—	99
Provision for loan losses	8	(735)	(61)	(190)	(3)	(981)
Ending balance	$69	$14,092	$1,411	$10,246	$—	$25,818

	Three Months Ended June 30, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$44	$7,542	$1,202	$9,803	$1	$18,592
Charge-offs	—	(62)	—	—	—	(62)
Recoveries	—	—	2	—	—	2
Provision for loan losses	3	122	199	(109)	1	216
Ending balance	$47	$7,602	$1,403	$9,694	$2	$18,748

	Six Months Ended June 30, 2026
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$65	$15,716	$1,586	$10,472	$4	$27,843
Charge-offs	—	(190)	(92)	—	—	(282)
Recoveries	—	99	8	—	—	107
Provision for loan losses	4	(1,536)	(88)	(226)	(4)	(1,850)
Ending balance	$69	$14,089	$1,414	$10,246	$—	$25,818

	Six Months Ended June 30, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$31	$7,265	$1,380	$10,066	$2	$18,744
Charge-offs	—	(62)	(173)	—	—	(235)
Recoveries	—	1	5	—	—	6
Provision for loan losses	16	398	191	(372)	—	233
Ending balance	$47	$7,602	$1,403	$9,694	$2	$18,748

The allowance for credit losses was $25.8 million as of June 30, 2026 compared to $27.8 million as of December 31, 2025, a decrease of $2.0 million. The decrease was primarily driven by lower loan balances and reduced reserves on individually analyzed loans.

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $535,000, $287,000 and $195,000 as of June 30, 2026, December 31, 2025 and June 30, 2025, respectively, and is included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which foreclosure is probable or loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The estimated credit losses for these loans are based on the collateral’s fair value, less selling costs. In most cases, the Company records a partial charge-off to reduce the loan’s carrying value to the collateral’s fair value, less selling costs, at the time of foreclosure. As of June 30, 2026, there were $37.1 million, $11.0 million and $911,000 of collateral-dependent loans which were secured by commercial real estate, residential real estate, and commercial equipment, respectively. As of December 31, 2025, there were $46.4 million, $10.3 million and $1.4 million of collateral-dependent loans which were secured by commercial real estate, residential real estate, and commercial equipment, respectively. The allowance for credit losses allocated to these loans as of June 30, 2026 and December 31, 2025 was $2.0 million and $2.3 million, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of June 30, 2026 and December 31, 2025:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
June 30, 2026	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$63,832	$—	$4,932	$—	$4,932	$—	$68,764
Commercial real estate	1,422,724	2,919	5,657	5,088	13,664	7,085	1,443,473
Commercial and industrial	81,372	519	1,175	—	1,694	963	84,029
Residential real estate	2,342,836	—	7,230	—	7,230	9,387	2,359,453
Consumer and other	600	—	—	—	—	—	600
Total	$3,911,364	$3,438	$18,994	$5,088	$27,520	$17,435	$3,956,319

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2025	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$40,319	$800	$—	$—	$800	$—	$41,119
Commercial real estate	1,520,769	5,446	1,485	—	6,931	14,776	1,542,476
Commercial and industrial	94,025	306	—	—	306	1,301	95,632
Residential real estate	2,341,189	17,736	3,490	—	21,226	9,136	2,371,551
Consumer and other	619	—	—	—	—	—	619
Total	$3,996,921	$24,288	$4,975	$—	$29,263	$25,213	$4,051,397

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of June 30, 2026 and December 31, 2025:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
June 30, 2026	Related ACL	Related ACL	Nonaccrual Loans
Commercial real estate	$1,395	$5,690	$7,085
Commercial and industrial	766	197	963
Residential real estate	—	9,387	9,387
Total	$2,161	$15,274	$17,435

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2025	Related ACL	Related ACL	Nonaccrual Loans
Commercial real estate	$4,601	$10,175	$14,776
Commercial and industrial	858	443	1,301
Residential real estate	—	9,136	9,136
Total	$5,459	$19,754	$25,213

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

The following tables present the loan portfolio’s amortized cost by loan type, risk rating and year of origination as of June 30, 2026 and December 31, 2025. There were no loans with a risk rating of Doubtful or Loss at June 30, 2026 and December 31, 2025.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
June 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total Loans
Construction and development
Pass	$616	$41,443	$21,303	$—	$4,932	$470	$—	$68,764
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$616	$41,443	$21,303	$—	$4,932	$470	$—	$68,764
Commercial real estate
Pass	$61,477	$296,351	$285,804	$190,562	$279,200	$252,128	$2,335	$1,367,857
Special Mention	—	—	—	11,899	7,191	118	—	19,208
Substandard	—	—	—	1,644	29,155	25,609	—	56,408
Total commercial real estate	$61,477	$296,351	$285,804	$204,105	$315,546	$277,855	$2,335	$1,443,473

Commercial real estate:
Current period gross write offs	$—	$—	$74	$—	$116	$—	$—	$190

Commercial and industrial
Pass	$3,727	$13,457	$6,651	$17,341	$6,029	$8,405	$26,404	$82,014
Special Mention	—	—	—	—	—	484	—	484
Substandard	—	—	—	466	463	602	—	1,531
Total commercial and industrial	$3,727	$13,457	$6,651	$17,807	$6,492	$9,491	$26,404	$84,029

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$—	$92	$—	$92

Residential real estate
Pass	$174,110	$386,665	$125,310	$127,019	$612,357	$922,064	$—	$2,347,525
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	181	449	559	1,372	9,367	—	11,928
Total residential real estate	$174,110	$386,846	$125,759	$127,578	$613,729	$931,431	$—	$2,359,453
Consumer and other
Pass	$506	$—	$—	$—	$—	$—	$94	$600
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$506	$—	$—	$—	$—	$—	$94	$600

Total loans	$240,436	$738,097	$439,517	$349,490	$940,699	$1,219,247	$28,833	$3,956,319

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total Loans
Construction and development
Pass	$11,568	$24,045	$141	$4,886	$180	$299	$—	$41,119
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$11,568	$24,045	$141	$4,886	$180	$299	$—	$41,119
Commercial real estate
Pass	$329,091	$290,439	$213,509	$299,971	$148,006	$177,640	$3,020	$1,461,676
Special Mention	—	—	14,152	6,915	—	114	—	21,181
Substandard	—	—	1,121	31,544	12,396	14,558	—	59,619
Total commercial real estate	$329,091	$290,439	$228,782	$338,430	$160,402	$192,312	$3,020	$1,542,476
Commercial and industrial
Pass	$9,527	$8,481	$20,771	$11,244	$4,824	$7,356	$31,095	$93,298
Special Mention	—	—	—	—	—	484	—	484
Substandard	—	—	553	463	196	638	—	1,850
Total commercial and industrial	$9,527	$8,481	$21,324	$11,707	$5,020	$8,478	$31,095	$95,632

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$196	$98	$—	$294

Residential real estate
Pass	$417,993	$137,770	$148,861	$648,433	$686,010	$322,444	$—	$2,361,511
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	837	1,098	2,067	425	5,613	—	10,040
Total residential real estate	$417,993	$138,607	$149,959	$650,500	$686,435	$328,057	$—	$2,371,551
Consumer and other
Pass	$324	$295	$—	$—	$—	$—	$—	$619
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$324	$295	$—	$—	$—	$—	$—	$619

Total loans	$768,503	$461,867	$400,206	$1,005,523	$852,037	$529,146	$34,115	$4,051,397

Loan Modifications to Borrowers Experiencing Financial Difficulty.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, payment deferrals, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During three and six months ended June 30, 2026, no loan modification were made to borrowers experiencing financial difficulty. During the three months ended June 30, 2025, no loan modification were made to borrowers experiencing financial difficulty.

During the six months ended June 30, 2025, there was one commercial real estate loan modification totaling $12.2 million made to a borrower experiencing financial difficulty. The borrower of this loan modification was granted P&I payment deferrals totaling $324,000 so no payments were required to be made during the deferral period, which ended in May 2025. The following table presents the amortized cost basis of loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025.

Six months ended June 30, 2025
	Interest		Interest		% of Total
(Dollars in thousands)	Term	Payment	Rate		Financing
	Extension	Delay	Reduction	Total	Receivable
Construction and development	$—	$—	$—	$—	—%
Commercial real estate	—	12,200	—	12,200	0.31
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Consumer and other	—	—	—	—	—
Total	$—	$12,200	$—	$12,200	—%

The following table presents the financial effect of the loan modifications made to borrowers experiencing financial difficulty during the six months ended June 30, 2025.

	Weighted/Average	Weighted/Average	Weighted/Average
(Dollars in thousands)	Months of	Payment	Interest Rate
Three Months Ended March 31, 2025	Term Extension	Deferral	Reduction
Construction and development	—	$—	—%
Commercial real estate	—	289	—
Commercial and industrial	—	—	—
Residential real estate	—	—	—
Consumer and other	—	—	—
Total	—	$289	—%

No charge-offs of previously modified loans were recorded during the  three and six months ended June 30, 2026 and 2025.

NOTE 5 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of  June 30, 2026 and December 31, 2025, the unpaid principal balances of serviced loans totaled $682.2 million and $685.5 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning of period	$11,267	$7,167	$10,601	$7,274
Change in fair value	(87)	(344)	579	(451)
End of period, fair value	$11,180	$6,823	$11,180	$6,823

Fair value at June 30, 2026 and December 31, 2025 was determined using discount rates ranging from 4.93% to 9.88% and 5.75% to 11.09%, respectively, and prepayment speeds ranging from 6.82% to 20.53% and 6.42% to 21.78%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 6 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at June 30, 2026 and December 31, 2025 was $463.5 million and $702.6 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Mortgage loan servicing rights:	2026	2025	2026	2025
Beginning of period	$1,484	$1,476	$1,660	$1,409
Additions	—	309	—	537
Amortization expense	(176)	(137)	(352)	(255)
Valuation allowance	—	28	—	(15)
End of period, carrying value	$1,308	$1,676	$1,308	$1,676

(Dollars in thousands)	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Valuation allowance:	2026		2025	2026	2025
Beginning balance	$		$63	$—	$20
Additions expensed		—	—	—	43
Reductions credited to operations		—	(28)	—	(28)
Direct write-downs		—	—	—	—
Ending balance		$—	$35	$—	$35

 The fair value of servicing rights was $5.6 million and $5.7 million at June 30, 2026 and December 31, 2025, respectively. Fair value at June 30, 2026 was determined by using a discount rate of 12.61%, prepayment speeds of 16.35%, and a weighted average default rate of 1.80%. Fair value at December 31, 2025 was determined by using a discount rate of 12.62%, prepayment speeds of 18.58%, and a weighted average default rate of 1.96%.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at June 30, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Daily rate credit advance maturing on December 2, 2026; fixed rate of 3.88%	$—	$85,000
Convertible advance maturing December 4, 2026; fixed rate of 3.739%	—	50,000
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	25,000
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	25,000
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	50,000
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	100,000
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	50,000
Convertible advance maturing May 14, 2027; fixed rate of 4.100%	75,000	75,000
Convertible advance maturing June 24, 2027; fixed rate of 3.993%	50,000	50,000
Total FHLB advances	$375,000	$510,000

The FHLB advances outstanding at all have a conversion feature that allows the FHLB to call the advances every three months. At June 30, 2026 and December 31, 2025, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.39 billion and $1.09 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.36 billion and $2.35 billion at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, the Company had unsecured federal funds lines available with correspondent banks of approximately $67.5 million. There were no advances outstanding on these lines at June 30, 2026.

At June 30, 2026 and December 31, 2025, the Company had Federal Reserve Discount Window funds available of approximately $634.0 million and $600.4 million, respectively. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $762.2 million and $765.7 million as of June 30, 2026 and December 31, 2025, respectively, as well as all of the Company’s municipal and mortgage-backed securities. There were no outstanding borrowings on this line as of June 30, 2026.

NOTE 8 – OPERATING LEASES

The Company has entered into various operating leases for certain branch locations with terms extending through April 2036. Generally, these leases have initial lease terms of ten years or less. Many of the leases have one or more renewal options which typically are for five years at the then fair market rental rates. We assessed these renewal options using a threshold of reasonably certain. For leases where we were reasonably certain to renew, those option periods were included within the lease term, and therefore, the measurement of the right-of-use (“ROU”) asset and lease liability. None of our leases include options to terminate the lease. Operating leases in which the Company is the lessee are recorded as operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The Company currently does not have any finance leases.

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

The components of lease cost for three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$939	$536	$1,887	$1,105
Variable lease cost	60	53	120	107
Short-term lease cost	78	—	155	—
Sublease income	—	—	—	—
Total net lease cost	$1,077	$589	$2,162	$1,212

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
June 30, 2027	$1,970
June 30, 2028	3,686
June 30, 2029	3,242
June 30, 2030	2,483
June 30, 2031	1,875
After June 30, 2031	3,418
Total lease payments	16,674
Less: interest discount	(2,543)
Present value of lease liabilities	$14,131

Supplemental Lease Information	June 30, 2026
Weighted-average remaining lease term (years)	5.6
Weighted-average discount rate	3.97%

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,861	$1,102
Operating cash flows from operating leases (lease liability reduction)	1,580	951
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	406	1,233

NOTE 9 – INTEREST RATE DERIVATIVES

At June 30, 2026, the Company had six separate interest rate swap agreements with notional amounts totaling $300.0 million. The interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in October 2023, January 2024 or April 2024. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective Rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $3.3 million and $5.5 million and an unrealized loss of $0 and $0 at June 30, 2026 and, December 31, 2025 respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During 2026, the Company entered into two additional interest-rate cap agreements with aggregate notional amounts totaling $200.0 million consisting of a $100.0 million cap entered into on April 10, 2026 and a $100.0 million cap entered into on June 16, 2026, with a cap rate of 4.00%. These two interest rate caps are two-year term spot caps where cash settlements began in May 2026 and June 2026. During January 2025, the Company entered into three interest rate cap agreements with notional amounts totaling $200.0 million, all with a cap rate of 4.50%. One of these interest rate caps is a two-year spot cap where cash settlements began in February 2025. The other two interest rate caps are forward starting two-year term caps where cash settlements began in June 2025 or July 2025. During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million at a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective Rate. The rate cap premium paid by the Company at inception will be amortized on a straight-line basis to deposit interest expense over the total term of the interest rate cap agreement. The aggregate fair value of the interest rate caps, inclusive of unamortized interest rate cap premiums, amounted to an unrealized gain of $1.5 million and $819,000 and an unrealized loss of $430,000 and $451,000 at June 30, 2026 and December 31, 2025, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At June 30, 2026, there were no cash deposits pledged as collateral by the Company. At June 30, 2026, the Company had $4.5 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2026	December 31, 2025
Notional amounts	$300,000	$575,000
Weighted-average pay rate	1.71%	1.98%
Weighted-average receive rate	3.12%	4.21%
Weighted-average maturity	5.0 years	4.5 years
Weighted-average remaining maturity	0.8 years	0.6 years
Net interest income	$3,748	$14,776

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Six Months Ended	Year Ended
(Dollars in thousands)	June 30, 2026	December 31, 2025
Notional amounts	$450,000	$250,000
Rate cap premiums	1,503	819
Weighted-average cap rate	4.06%	4.10%
Weighted-average maturity	2.1 years	2.8 years
Weighted-average remaining maturity	1.5 year	1.2 years
Net interest income	$(57)	$345

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of June 30, 2026 and December 31, 2025 include:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$138,355	$120,078
Standby letters of credit	14,199	14,490

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $138.4 million of unused lines of credit and $14.2 million for standby letters of credit as of June 30, 2026. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of June 30, 2026 and December 31, 2025 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	June 30, 2026
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$2,502	$—	$—	$2,502
States and political subdivisions	6,642	—	6,642	—
Mortgage-backed GSE residential	17,039	—	17,039	—
Total securities available for sale	26,183	—	23,681	2,502

Equity securities	18,481	18,481	—	—
SBA and USDA servicing asset	11,180	—	—	11,180
Interest rate derivatives	4,791	—	4,791	—
	$60,635	$18,481	$28,472	$13,682
Nonrecurring fair value measurements:
Collateral-dependent loans	$7,601	$—	$—	$7,601	$79

Liabilities
Recurring fair value measurements:
Interest rate derivatives	$430	$—	$430	$—

	December 31, 2025
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,542	$—	$9,947	$2,595
States and political subdivisions	10,144	—	10,144	—
Mortgage-backed GSE residential	24,493	—	24,493	—
Total securities available for sale	47,179	—	44,584	2,595

Equity securities	18,646	18,646	—	—
SBA and USDA servicing asset	10,601	—	—	10,601
Interest rate derivatives	6,343	—	6,343	—
	$82,769	$18,646	$50,927	$13,196
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,658	—	—	1,658	$231

Liabilities
Recurring fair value measurements:
Interest rate swaps	$451	$—	$451	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2026 and 2025.

Obligations of
(Dollars in thousands)	U.S. Government
Three Months Ended:	Entities and Agencies
Fair value, April 1, 2026	$2,532
Total gains included in income	—
Settlements	—
Prepayments/paydowns	(30)
Transfers in and/or out of Level 3	—
Fair value, June 30, 2026	$2,502

Fair value, April 1, 2025	$2,563
Total gains included in income	—
Settlements	—
Prepayments/paydowns	(29)
Transfers in and/or out of Level 3	—
Fair value, June 30, 2025	$2,534

Six Months Ended:
Fair value, January 1, 2026	$2,595
Total losses included in income	—
Settlements	—
Prepayments/paydowns	(93)
Transfers in and/or out of Level 3	—
Fair value, June 30, 2026	$2,502

Fair value, January 1, 2025	$4,467
Total gains included in income	—
Settlements	—
Prepayments/paydowns	(1,933)
Transfers in and/or out of Level 3	—
Fair value, June 30, 2025	$2,534

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at June 30, 2026 and December 31, 2025:

	Valuation	Unobservable	General
	Technique	Input	Range
June 30, 2026:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	6.82%-20.53%
		Discount rate	4.93%-9.88%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2025:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
SBA and USDA servicing asset	Discounted cash flows	Prepayment speed	6.42%-21.78%
		Discount rate	5.75%-11.09%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025 are as follows:

	Carrying	Estimated Fair Value at June 30, 2026
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$266,690	$—	$266,690	$—	$266,690
Investment securities	44,664	18,481	23,681	2,502	44,664
Loans held for sale	1,350	—	1,350	—	1,350
Loans, net	3,930,501	—	—	3,916,351	3,916,351
Accrued interest receivable	20,115	—	167	19,948	20,115
SBA and USDA servicing asset	11,180	—	—	11,180	11,180
Mortgage servicing asset	1,308	—	—	5,623	5,623
Interest rate derivatives	4,791	—	4,791	—	4,791
Financial Liabilities:
Deposits	3,489,357	—	3,482,727	—	3,482,727
Federal Home Loan Bank advances	375,000	—	375,488	—	375,488
Accrued interest payable	7,537	—	7,537	—	7,537
Interest rate derivatives	430	—	430	—	430

	Carrying	Estimated Fair Value at December 31, 2025
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$383,676	$—	$383,676	$—	$383,676
Investment securities	65,825	18,646	44,584	2,595	65,825
Loans held for sale	9,741	—	9,741	—	9,741
Loans, net	4,023,554	—	—	3,964,005	3,964,005
Accrued interest receivable	20,298	—	344	19,954	20,298
SBA and USDA servicing assets	10,601	—	—	10,601	10,601
Mortgage servicing assets	1,660	—	—	5,659	5,659
Interest rate derivatives	6,343	—	6,343	—	6,343
Financial Liabilities:
Deposits	3,646,001	—	3,645,272	—	3,645,272
Federal Home Loan Bank advances	510,000	—	513,060	—	513,060
Accrued interest payable	10,731	—	10,731	—	10,731
Interest rate derivatives	451		451		451

NOTE 12 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of June 30, 2026 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2026 and December 31, 2025 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of  June 30, 2026 and December 31, 2025. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2026 and December 31, 2025.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of June 30, 2026:
Total Capital (to Risk Weighted Assets)
Consolidated	$526,241	18.05	311,473	10.5%	N/A	N/A
Bank	526,023	18.05	305,955	10.5	291,386	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	499,888	17.15	252,145	8.5%	N/A	N/A
Bank	499,670	17.15	247,678	8.5	233,109	8.0%
Common Tier 1 (CET1)
Consolidated	499,888	17.15	207,649	7.0%	N/A	N/A
Bank	499,670	17.15	203,970	7.0	189,401	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	499,888	11.08	182,534	4.0%	N/A	N/A
Bank	499,670	11.08	180,432	4.0	225,539	5.0%

As of December 31, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$501,973	16.85	312,741	10.5%	N/A	N/A
Bank	499,580	16.77	312,726	10.5	297,835	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	473,843	15.91	253,171	8.5%	N/A	N/A
Bank	471,450	15.83	253,159	8.5	238,268	8.0%
Common Tier 1 (CET1)
Consolidated	473,843	15.91	208,494	7.0%	N/A	N/A
Bank	471,450	15.83	208,484	7.0	193,592	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	473,843	10.00	189,572	4.0%	N/A	N/A
Bank	471,450	9.84	191,629	4.0	239,536	5.0%

NOTE 13 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders’to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the

2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At June 30, 2026, 240,000 stock options had been granted and 985,783 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the six months ended June 30, 2026 presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2026	169,134	$12.70
Outstanding at June 30, 2026	169,134	$12.70

The Company recognized no compensation expense for stock options during three and six months ended June 30, 2026 and 2025. As of June 30, 2026 and December 31, 2025, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the six months ended June 30, 2026 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2026	178,509	$23.99
Granted	91,985	32.66
Vested	(121,187)	23.76
Forfeited	(1,867)	24.30
Nonvested at June 30, 2026	147,440	$29.58

During the three and six months ended June 30, 2026 and 2025, the Company recognized compensation expense for restricted stock of $594,000, $599,000, $1.0 million, and $1.0 million respectively. As of June 30, 2026 and December 31, 2025, there was $2.47 million and $3.0 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of June 30, 2026, the cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 14 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Basic earnings per share
Net Income	$22,131	$16,826	$44,445	$33,123

Weighted average common shares outstanding	28,698,662	25,445,024	28,738,875	25,424,020

Basic earnings per common share	$0.77	$0.66	$1.55	$1.30

Diluted earnings per share
Net Income	$22,131	$16,826	$44,445	$33,123

Weighted average common shares outstanding for basic earnings per common share	28,698,662	25,445,024	28,738,875	25,424,020
Add: Dilutive effects of restricted stock and options	250,538	270,182	245,842	273,163

Average shares and dilutive potential common shares	28,949,200	25,715,206	28,984,717	25,697,183

Diluted earnings per common share	$0.76	$0.65	$1.53	$1.29

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and six months ended June 30, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bancshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2025 through June 30, 2026 and on our results of operations for the three and six months ended June 30, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events, and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized” and “outlook,” or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), a sustained increase in commodity prices, slowdowns in economic growth, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in the interest rate environment (including changes to the federal funds rate and the impact on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning assets yields, thus reducing our margins and net interest income;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	adverse developments or actual or perceived instability, in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;

●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of prolonged elevated interest rates and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values, and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate, and SBA loan portfolios;
●	negative impacts related to our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models, and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers, and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian American population within our primary market areas;
●	our ability to manage our growth;
●	potential delays or other problems in implementing and executing our growth, expansion and acquisition or divestment strategies, including delays in obtaining regulatory or other necessary approvals or the failure to realize any anticipated benefits or synergies from any acquisitions or growth strategies;

●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries and the money supply, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject to and the potential effect on our reputation;
●	negative publicity and the impact on our reputation; including the speed and scale at which information can spread through social media or digital channels, which could amplify adverse market or customer reactions;
●	the impact of recent and future legislative and regulatory changes and changes to supervisory, examination and enforcement priorities;
●	the potential implementation of a regulatory reform agenda under the current presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;

●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud, and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud, and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the continued development and implementation of generative artificial intelligence, including risks arising from reliance on third-party AI tools, model limitations, data integrity issues or regulatory uncertainty, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale, and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts, regime change, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance cost;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	action or inaction by the federal government, including as a result of any prolonged government shutdown (including a partial shutdown) or government intervention in the U.S. financial system; and
●	other risks and factors identified in the Company’s 2025 Form 10-K, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

See Note 1 and Note 4 of our consolidated financial statements as of December 31, 2025 in the Company’s 2025 Form 10-K and Note 1 and Note 4 of our consolidated financial statements as of June 30, 2026, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 27 full-service branch locations and two loan production offices in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas, California, and Virginia. As of June 30, 2026, we had total assets of $4.52 billion, total loans of $3.93 billion, total deposits of $3.49 billion and total shareholders’ equity of $567.9 million.

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

	As of or for the Three Months Ended					As of or for the Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except per share data)	2026	2026	2025	2025	2025	2026	2025
Selected income statement data:
Interest income	$70,405	$70,990	$60,257	$54,003	$54,049	$141,395	$106,568
Interest expense	26,364	26,503	24,332	22,211	21,871	52,867	43,836
Net interest income	44,041	44,487	35,925	31,792	32,178	88,528	62,732
Provision for credit losses	(792)	(813)	(39)	(543)	129	(1,605)	264
Noninterest income	5,755	6,357	7,817	6,178	5,733	12,112	11,189
Noninterest expense	19,957	21,438	20,671	14,674	14,113	41,395	27,912
Income tax expense	8,500	7,905	4,971	6,569	6,843	16,405	12,622
Net income	22,131	22,314	18,139	17,270	16,826	44,445	33,123
Per share data:
Basic income per share	$0.77	$0.78	$0.69	$0.68	$0.66	$1.55	$1.30
Diluted income per share	$0.76	$0.77	$0.68	$0.67	$0.65	$1.53	$1.29
Dividends per share	$0.29	$0.25	$0.25	$0.25	$0.23	$0.54	$0.46
Book value per share (at period end)	$19.73	$19.34	$18.89	$17.46	$17.08	$19.73	$17.08
Tangible book value per share (at period end)(1)	$17.37	$16.95	$16.50	$17.46	$17.08	$17.37	$17.08
Shares of common stock outstanding	28,781,229	28,660,042	28,817,967	25,537,746	25,537,746	28,781,229	25,537,746
Weighted average diluted shares	28,949,200	29,051,061	26,806,181	25,811,422	25,715,206	28,984,717	25,697,183
Performance ratios:
Return on average assets	1.96%	1.96%	1.80%	1.89%	1.87%	2.01%	1.86%
Return on average equity	16.01	16.64	15.45	15.69	15.74	16.32	15.71
Adjusted return on average equity (1)	16.17	17.62	17.83	16.10	16.31	16.88	16.34
Dividend payout ratio	32.55	32.49	35.08	37.23	35.01	32.52	35.56
Yield on total loans	6.75	6.74	6.42	6.37	6.49	6.74	6.44
Yield on average earning assets	6.57	6.51	6.26	6.24	6.34	6.54	6.33
Cost of average interest bearing liabilities	3.36	3.25	3.36	3.42	3.39	3.30	3.43
Cost of deposits	3.24	3.12	3.22	3.28	3.25	3.18	3.30
Net interest margin	4.11	4.08	3.73	3.68	3.77	4.10	3.72
Efficiency ratio(2)	40.08	42.16	46.71	38.65	37.23	41.13	37.76
Operating efficiency ratio(1)(2)	39.54	38.87	38.49	37.85	36.35	39.20	36.95
Asset quality data (at period end):
Net charge-offs/(recoveries) to average loans held for investment	(0.01)%	0.03%	(0.00)%	0.03%	0.01%	0.01%	0.01%
Nonperforming assets to gross loans and OREO	0.60	0.45	0.64	0.47	0.49	0.60	0.49
ACL to nonperforming loans	114.63	158.54	107.48	137.66	129.76	114.63	129.76
ACL to loans held for investment	0.65	0.66	0.68	0.60	0.60	0.65	0.60
Balance sheet and capital ratios:
Gross loans held for investment to deposits	114.16%	111.12%	111.84%	110.43%	116.34%	114.16%	116.34%
Noninterest bearing deposits to deposits	22.44	22.04	21.42	20.22	20.41	22.44	20.41
Investment securities to assets	0.99	0.96	1.38	0.94	0.93	0.99	0.93
Common equity to assets	12.56	11.82	11.42	12.29	12.06	12.56	12.06
Leverage ratio	11.08	10.47	10.00	12.21	11.91	11.08	11.91
Common equity tier 1 ratio	17.15	16.52	15.90	19.93	19.91	17.15	19.91
Tier 1 risk-based capital ratio	17.15	16.52	15.90	19.93	19.91	17.15	19.91
Total risk-based capital ratio	18.05	17.44	16.84	20.74	20.78	18.05	20.78
Mortgage and SBA loan data:
Mortgage loans serviced for others	$463,501	$496,552	$702,586	$538,675	$559,112	$463,501	$559,112

Mortgage loan production	75,373	101,948	111,717	168,562	93,156	177,321	184,278
Mortgage loan sales	—	—	197,553	18,248	54,309	—	94,360
SBA loans serviced for others	682,172	699,028	685,481	460,720	480,867	682,172	480,867
SBA loan production	46,588	20,816	32,575	17,727	29,337	67,404	49,749
SBA loan sales	27,140	19,733	9,792	13,415	20,707	46,873	37,286
(1)	Non-GAAP measure, see “Explanation of Certain Unaudited Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Non-GAAP Financial Measures

This Form 10-Q includes financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). This financial information includes “return on average equity”, which excludes average accumulated other comprehensive income and merger-related expenses and tangible book value per share , which excludes goodwill and core deposit intangibles and “operating efficiency ratio” which excludes merger expenses from noninterest expense. These measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to non-GAAP measures that may be presented by other companies.

The following table reconciles the non-GAAP financial measurement for return on average equity, tangible book value per share and operating efficiency ratio to their respective most directly comparable GAAP measurements for three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30		For the Six Months Ended June 30
(Dollars in thousands)	2026	2025	2026	2025
Return on average shareholder's equity reconciliation
Average shareholders’ equity (GAAP)	$554,588	$428,644	$549,191	$425,181
Less: average accumulated other comprehensive income	(649)	(8,737)	(1,162)	(10,901)
Adjusted average shareholders’ equity (non-GAAP)	$553,939	$419,907	$548,029	$414,280

Net income (GAAP)	$22,131	$16,826	$44,445	$33,123
Add: First IC-merger related expenses (net of tax effect)	195	246	1,433	440
Adjusted net income (non-GAAP)	$22,326	$17,072	$45,878	$33,563

Return on average shareholders’ equity (GAAP)	16.01%	15.74%	16.32%	15.71%
Adjusted return on average shareholders' equity (non-GAAP)	16.17	16.31	16.88	16.34

Tangible book value per share reconciliation
Total shareholders' equity (GAAP)	$567,854	$436,100	$567,854	$436,100
Less: goodwill and core deposit intangibles	(68,039)	—	(68,039)	—
Adjusted total shareholder's equity (non-GAAP)	$499,815	$436,100	$499,815	$436,100

Shares of common stock outstanding	28,781,229	25,537,746	28,781,229	25,537,746

Book value per share (GAAP)	$19.73	$17.08	$19.73	$17.08
Tangible book value per share (non-GAAP)	17.37	17.08	17.37	17.08

Efficiency Ratio reconciliation
Efficiency ratio (GAAP)	40.08%	37.23%	41.13%	37.76%
Impact of First IC-merger related expenses included in noninterest expense	(0.54)	(0.88)	(1.93)	(0.80)
Operating efficiency ratio (non-GAAP)	39.54%	36.35%	39.20%	36.95%

Results of Operations

We recorded net income of $22.1 million for the three months ended June 30, 2026 compared to $16.8 million for the three months ended June 30, 2025, an increase of $5.3 million, or 31.5%. This increase was due to an increase in net interest income of $11.9 million, and a decrease in provision for credit losses of $921,000, offset by increases in noninterest expense of $5.8 million and income tax expense of $1.7 million.

For the six months ended June 30, 2026 we recorded net income of $44.5 million compared to $33.1 million for the six months ended June 30, 2025, an increase of $11.3 million, or 34.2%. This increase was due to an increase in net interest income of $25.8 million an increase in noninterest income of $923,000, and a decrease in provision for credit losses of $1.9 million, offset by an increase in noninterest expense of $13.5 million, and an increase in income tax expense of $3.8 million.

Basic and diluted earnings per common share for the three months ended June 30, 2026 was $0.77 and $0.76, respectively, compared to $0.66 and $0.65 for the basic and diluted earnings per common share for the three months ended June 30, 2025. For the six months ended June 30, 2026, basic and diluted earnings per common share was $1.55 and $1.53, respectively, compared to $1.30 and $1.29 for the same period in 2025, respectively.

Interest Income

Interest income totaled $70.4 million for the three months ended June 30, 2026, an increase of $16.4 million, or 30.3%, from the three months ended June 30, 2025, primarily due to an increase in average balance of gross loans of $847.8 million, and an increase in average balance of investments of $30.1 million, and a 26 basis point increase in the loan yield, along with $1.4 million in accretion income on purchase credit deteriorated loans from the First IC merger that occurred in fourth quarter of 2025.  The increase in average loans is due to an increase of $646.3 million in average commercial real estate loans, and an increase of $153.4 million in average residential real estate loans.

Interest income totaled $141.4 million for the six months ended June 30, 2026 compared to $106.6 million for the same period in 2025, an increase of $34.8 million, or 32.7%, primarily due to a 30 basis point increase in the loan yield, along with $2.3 million in accretion income on purchase credit deteriorated loans from the First IC merger that occurred in fourth quarter of 2025 coupled with an increase in average loan balances of $853.0 million, as well as an increase in the average total investment balance of $108.6 million, offset by a decrease of 58 basis points in the yield on average total investments. The increase in average loans is due to an increase of $579.7 million in average commercial real estate loans, an increase of $25.0 million in average construction and development loans, an increase of $15.7 million in average commercial and industrial loans, and $232.1 million increase in average residential mortgage loans. As compared to the six months ended June 30, 2025, the yield on average interest-earning assets increased by 21 basis points to 6.54% from 6.33% with the yield on average loans increasing by 30 basis points and the yield on average total investments decreasing by 58 basis points.

Interest Expense

Interest expense for the three months ended June 30, 2026 increased $4.5 million, or 20.5%, to $26.4 million compared to interest expense of $21.9 million for the three months ended June 30, 2025, primarily due to a $578.2 million increase in average deposit balances and offset with a $16.0 million decrease in the average borrowings balance. Average time deposits and money market deposits increased by $383.3 million and $79.6 million, respectively, and average interest-bearing demand deposits and savings accounts increased by $115.4 million primarily from the First IC merger in fourth quarter of 2025.

Interest expense totaled $52.9 million for the six months ended June 30, 2026, an increase of $9.0 million, or 20.6%, compared to the same period in 2025, primarily due to a $636.4 million increase in average interest-bearing deposit balances. Average borrowings outstanding for June 30, 2026 increased by $15.0 million compared to the same period in 2025.

The Company currently has effective interest rate derivative agreements totaling $750.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective rate. The weighted average pay rate for these interest rate derivatives is 1.70%.   At June 30, 2026, the Company had interest rate swap agreements with aggregate notional amounts of $300.0 million and interest rate cap agreements with aggregate notional amounts of $450.0 million, all designated as cash flow hedges of deposit accounts indexed to the Federal Funds Effective Rate. The Company has determined these hedging relationships to be highly effective since inception.  During the three months ended June 30, 2026, we recorded a $1.5 million credit to interest expense from the benefit received on these interest-rate derivatives, compared to $4.2 million credit during the three months ended June 30, 2025. Based on the Federal Funds Effective rate as of June 30, 2026 (3.63%), the Company would estimate to record a credit to interest expense of approximately $1.9 million for the remainder of 2026 from the benefit received on these interest rate derivatives, however actual results may vary based on changes in market and hedge performance. See Note 9 of our consolidated financial statements as of June 30, 2026 included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives.

Net Interest Margin

The net interest margin for the three months ended June 30, 2026 increased by 34 basis points to 4.11% from 3.77% for the three months ended June 30, 2025, primarily due to a 23 basis points increase in the yield on average interest-bearing assets of $4.30 billion, offset by three basis point decrease in the cost of average interest-earning liabilities of $3.2 billion. Average earning assets for the three months ended June 30, 2026 increased by $877.9 million from the three months ended June 30, 2025, due to a $847.8 million increase in average loans and a $30.1 million increase in average total investments. Average interest-bearing liabilities for the three months ended June 30, 2026 increased by $562.2 million from the three months ended June 30, 2025, driven by increases in average interest-bearing deposits of $578.3 million offset by a decrease in average borrowings of $16.0 million

The net interest margin for the six months ended June 30, 2026 increased by 38 basis points to 4.10% from 3.72% for the six months ended June 30, 2025, primarily due to a 21 basis point increase in the yield on average interest-bearing assets of $4.4 billion, and a 14 basis point decrease in the cost of average interest-bearing liabilities of $3.2 billion. Average earning assets increased by $961.6 million, due to a $108.6 million increase in average total investments and a $853.0 million increase in average loans. Average interest-bearing liabilities increased by $651.4 million, primarily driven by a $636.4 million increase in average interest-bearing deposit balances and an increase in average borrowings of $15.0 million.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition, and the shape of the interest rate yield curve. The increase in our net interest margin is primarily driven by a reduction of funding cost, reflecting improved deposit pricing and the benefit of interest rate derivative hedges, partially offset by modest compression in asset yields.

Average Balances, Interest and Yields

The following tables present, for the three and six months ended June 30, 2026 and 2025, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended June 30,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$250,992	$2,320	3.71%	$231,803	$2,848	4.93%
Investment securities	47,970	773	6.46	37,040	265	2.87
Total investments	298,962	3,093	4.15	268,843	3,113	4.64
Construction and development	58,374	1,059	7.28	28,283	580	8.23
Commercial real estate	1,454,209	29,466	8.13	807,897	17,612	8.74
Commercial and industrial	88,982	2,166	9.76	71,274	1,544	8.69
Residential real estate	2,395,849	34,610	5.79	2,242,456	31,137	5.57
Consumer and other	636	11	6.94	365	63	69.23
Gross loans(2)	3,998,050	67,312	6.75	3,150,275	50,936	6.49
Total earning assets	4,297,012	70,405	6.57	3,419,118	54,049	6.34
Noninterest-earning assets	278,512			199,302
Total assets	4,575,524			3,618,420
Interest-bearing liabilities:
NOW and savings deposits	278,175	1,579	2.28	162,810	1,089	2.68
Money market deposits	1,112,349	8,324	3.00	1,032,754	6,815	2.65
Time deposits	1,349,972	12,237	3.64	966,678	9,592	3.98
Total interest-bearing deposits	2,740,496	22,140	3.24	2,162,242	17,496	3.25
Borrowings	410,165	4,224	4.13	426,173	4,375	4.12
Total interest-bearing liabilities	3,150,661	26,364	3.36	2,588,415	21,871	3.39
Noninterest-bearing liabilities:
Noninterest-bearing deposits	779,925			529,130
Other noninterest-bearing liabilities	90,350			72,231
Total noninterest-bearing liabilities	870,275			601,361
Shareholders’ equity	554,588			428,644
Total liabilities and shareholders’ equity	$4,575,524			$3,618,420
Net interest income		$44,041			$32,178
Net interest spread			3.21			2.95
Net interest margin			4.11			3.77

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$284,469	$5,201	3.69%	$195,840	$4,946	5.09%
Investment securities	54,533	1,743	6.45	34,551	433	2.53
Total investments	339,002	6,944	4.13	230,391	5,379	4.71
Construction and development	50,779	1,853	7.36	25,816	1,060	8.28
Commercial real estate	1,373,705	59,302	8.71	793,968	33,769	8.58
Commercial and industrial	87,771	3,738	8.59	72,032	3,132	8.77
Residential real estate	2,507,199	69,530	5.59	2,275,082	63,123	5.60
Consumer and other	741	28	7.62	321	105	65.96
Gross loans(2)	4,020,195	134,451	6.74	3,167,219	101,189	6.44
Total earning assets	4,359,197	141,395	6.54	3,397,610	106,568	6.33
Noninterest-earning assets	278,950			198,293
Total assets	4,638,147			3,595,903
Interest-bearing liabilities:
NOW and savings deposits	275,425	3,131	2.29	158,300	2,040	2.60
Money market deposits	1,143,953	15,830	2.76	1,021,674	13,137	2.59
Time deposits	1,383,610	25,256	3.68	986,567	20,296	4.15
Total interest-bearing deposits	2,802,988	44,217	3.18	2,166,541	35,473	3.30
Borrowings	423,182	8,650	4.12	408,186	8,363	4.13
Total interest-bearing liabilities	3,226,170	52,867	3.30	2,574,727	43,836	3.43
Noninterest-bearing liabilities:
Noninterest-bearing deposits	777,429			524,155
Other noninterest-bearing liabilities	85,357			71,840
Total noninterest-bearing liabilities	862,786			595,995
Shareholders’ equity	549,191			425,181
Total liabilities and shareholders’ equity	$4,638,147			$3,595,903
Net interest income		$88,528			$62,732
Net interest spread			3.25			2.90
Net interest margin			4.10			3.72

(1)Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.

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

	Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$95	$(623)	$(528)
Investment securities	632	(124)	508
Total investments	727	(747)	(20)
Construction and development	205	274	479
Commercial real estate	8,365	3,489	11,854
Commercial and industrial	581	41	622
Residential real estate	6,530	(3,057)	3,473
Consumer and Other	(53)	1	(52)
Gross loans(2)	15,628	748	16,376
Total earning assets	16,355	1	16,356
Interest-bearing liabilities:
NOW and savings deposits	848	(358)	490
Money market deposits	145	1,364	1,509
Time deposits	3,263	(618)	2,645
Total interest-bearing deposits	4,256	388	4,644
Borrowings	51	(202)	(151)
Total interest-bearing liabilities	4,307	186	4,493
Net interest income	$12,048	$(185)	$11,863
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$988	$(733)	$255
Investment securities	1,239	71	1,310
Total investments	2,227	(662)	1,565
Construction and development	905	(112)	793
Commercial real estate	22,406	3,127	25,533
Commercial and industrial	1,029	(423)	606
Residential real estate	8,025	(1,618)	6,407
Consumer and Other	(79)	2	(77)
Gross loans(2)	32,286	976	33,262
Total earning assets	34,513	314	34,827
Interest-bearing liabilities:
NOW and savings deposits	408	683	1,091
Money market deposits	1,158	1,535	2,693
Time deposits	1,033	3,927	4,960
Total interest-bearing deposits	2,599	6,145	8,744
Borrowings	1	286	287
Total interest-bearing liabilities	2,600	6,431	9,031
Net interest income	$31,913	$(6,117)	$25,796

(1)Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.

(2)Average loan balances include nonaccrual loans and loans held for sale.

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

We recorded a recovery for credit losses of $792,000 during the three months ended June 30, 2026 compared to a provision for credit losses of $129,000 recorded during the three months ended June 30, 2025. The recovery for credit loss recorded during the three months ended June 30, 2026 was primarily driven by lower loan balances and reduced reserves on individually analyzed loans. Our ACL as a percentage of gross loans for the periods ended June 30, 2026, December 31, 2025 and June 30, 2025 was 0.66%, 0.68% and 0.60%, respectively. Our ACL as a percentage of gross loans is relatively lower than our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended June 30, 2026 was $5.8 million, an increase of $22,000, or 0.4%, compared to $5.7 million for the three months ended June 30, 2025. Noninterest income for the six months ended

June 30, 2026 was $12.2 million, an increase of $923,000, or 8.2%, compared to $11.2 million for the six months ended June 30, 2025

The following table sets forth the major components of our noninterest income for three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$958	$505	$453	89.7%	$1,806	$1,005	$801	79.7%
Other service charges, commissions and fees	1,428	1,620	(192)	(11.9)	3,009	3,216	(207)	(6.4)
Gain on sale of residential mortgage loans	—	579	(579)	(100.0)	—	978	(978)	(100.0)
Mortgage servicing income, net	271	781	(510)	(65.3)	577	1,399	(822)	(58.8)
Gain on sale of SBA loans	1,536	643	893	138.9	2,581	1,301	1,280	98.4
SBA servicing income, net	728	642	86	13.4	2,633	1,555	1,078	69.3
Other income	834	963	(129)	(13.4)	1,506	1,735	(229)	(13.2)
Total noninterest income	$5,755	$5,733	$22	0.4%	$12,112	$11,189	$923	8.2%

Service charges on deposit accounts increased $453,000, or 89.7%, to $958,000 for the three months ended June 30, 2026 compared to $505,000 for the three months ended June 30, 2025. Service charges on deposit accounts were $1.8 million for the six months ended June 30, 2026 compared to $1.0 million for the same period in 2025, an increase of $801,000, or 79.7%. These increases were primarily attributable to higher service charges on business checking accounts, analysis fees, overdraft fees, and charge back fees as a result of the First IC acquisition that occurred in fourth quarter of 2025.

Other service charges, commissions, and fees decreased $192,000, or 11.9%, to $1.4 million for the three months ended June 30, 2026 compared to $1.6 million for the three months ended June 30, 2025. Other service charges, commissions, and fees decreased 207,000, or 6.4%, to $3.0 million for the six months ended June 30, 2026 compared to $3.2 million for the six months ended June 30, 2025. These increases were attributable to higher origination and processing fees earned from our origination of residential mortgage loans. Mortgage loan originations totaled $75.4 million and $177.3 million during the three and six months ended June 30, 2026, compared to $93.2 million and $184.3 million during the same periods in 2025.

Gain on sale of residential mortgage loans totaled $0 for the three and six months ended June 30, 2026. Gain on sale of residential mortgage loans totaled $579,000 and 978,000 for the three and six months ended June 30, 2025, as we sold $54.3 million and $94.4 million in residential mortgage loans during these period with an average premium of 1.09% and 1.08%, respectively.

Gain on sale of SBA loans totaled $1.5 million for the three months ended June 30, 2026 compared to $643,000 for the three months ended June 30, 2025. We sold $27.1 million in SBA loans during the three months ended June 30, 2026 with average premiums of 8.21%. We sold $20.7 million in SBA loans during the three months ended June 30, 2025 with average premiums of 5.66%. Gain on sale of SBA loans totaled $2.6 million for the six months ended June 30, 2026 compared to $1.3 million for the same period in 2025. We sold $46.8 million in SBA loans during the six months ended

June 30, 2026 with average premiums of 7.99% compared to $37.3 million sold during the same period in 2025 with average premiums of 5.80%.

Mortgage loan servicing income, net of amortization, decreased by $510,000, or 65.3%, to $271,000 during the three months ended June 30, 2026 compared to $781,000 for the three months ended June 30, 2025. Mortgage loan servicing income, net of amortization, decreased by $822,000, or 58.9%, to $577,000 for the six months ended June 30, 2026  compared to $1.4 million for the six months ended June 30, 2025.  The changes in mortgage loan servicing income were primarily due to decreases in servicing fees, increases in mortgage servicing amortization, and decreases in capitalized mortgage servicing assets. Our total residential mortgage loan servicing portfolio was $463.5 million at June 30, 2026 compared to $559.1 million at June 30, 2025.

SBA servicing income increased by $86,000, or 13.4%, to $728,000 for the three months ended June 30, 2026 compared to $642,000 for the three months ended June 30, 2025. SBA servicing income increased $1.0 million, or 69.3% to $2.6 million for the six months ended June 30, 2026, compared to $1.6 million for the same period of 2025. Our total SBA and USDA loan servicing portfolio was $682.2 million as of June 30, 2026 compared to $480.9 million as of June 30, 2025. Included in SBA servicing income for three and six months ended June 30, 2026 was $814,000 and $2.1 million in SBA servicing fees compared to $1.0 million and $2.0 million, respectively for the three and six months ended June 30, 2025, respectively. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three and six months ended June 30, 2026, fair value decreased by $86,000 and increased by $580,000 on our SBA servicing rights, respectively compared to the same periods in 2025 fair value decreased by $344,000 and $451,000 on our SBA servicing rights.

Other noninterest income decreased by $129,000, or 13.4%, to $834,000 for the three months ended June 30, 2026 compared to $963,000 for the three months ended June 30, 2025. Other noninterest income was $1.5 million for the six months ended June 30, 2026 compared to $1.7 million for the same period in 2025, a decrease of $229,000 , or 13.2%. The largest component of other noninterest income is the income on bank owned life insurance which totaled $641,000 and $1.3 million for three and six months ended June 30, 2026, respectively  compared to $620,000 and $1.2 million for the three and six months ended June 30, 2025 respectively. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $82,000 (loss) and $165,000 (loss) for the three and six months ended June 30, 2026, respectively, compared to $41,000 (gain) and $181,000 (gain) for the three and six months ended June 30, 2025.

Noninterest Expense

Noninterest expense for the three months ended June 30, 2026 was $20.0 million compared to $14.1 million for the three months ended June 30, 2025, an increase of $5.8 million, or 41.4%.

Noninterest expense for the six months ended June 30, 2026 was $41.4 million compared to $27.9 million for the six months ended June 30, 2025, an increase of $13.5 million or 48.3%.

These increases were primarily driven by higher personnel, occupancy, and data processing costs, as well as $1.9 million of merger related expenses. Excluding merger related expenses, noninterest expense reflects the full quarter impact of the acquisition and is expected to stabilize as integration activities progress and operational efficiencies are realized.

The following table sets forth the major components of our noninterest expense for the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$11,344	$8,554	$2,790	32.6%	$22,845	$17,047	$5,798	34.0%
Occupancy and equipment	2,328	1,380	948	68.7	4,762	2,797	1,965	70.3
Data processing	535	329	206	62.6	1,217	674	543	80.6
Advertising	178	149	29	19.5	401	316	85	26.9
Merger-related expenses	270	333	(63)	(18.9)	1,946	595	1,351	227.1
Other expenses	5,302	3,368	1,934	57.4	10,224	6,483	3,741	57.7
Total noninterest expense	$19,957	$14,113	$5,844	41.4%	$41,395	$27,912	$13,483	48.3%

Salaries and employee benefits expense for the three months ended June 30, 2026 was $11.3 million compared to $8.5 million for the three months ended June 30, 2025, an increase of $2.8 million, or 32.6%. Salaries and employee benefits expense for the six months ended June 30, 2026 was $22.9 million compared to $17.0 million for the six months ended June 30, 2025, an increase of $5.8 million, or 34.0%. These increases were primarily attributable to higher employee salaries and incentives, and employee insurance as a result of the First IC acquisition that occurred in fourth quarter of 2025.

Occupancy and equipment expense for the three months ended June 30, 2026 was $2.3 million, an increase of $948,000, or 68.7%, compared to the three months ended June 30, 2025. Occupancy and equipment expense for the six months ended June 30, 2026 was $4.8 million, an increase of $2.0 million, or 70.3%, compared to the six months ended June 30, 2025. These increases were primarily due to higher property taxes, utilities, maintenance expense, rent expense, and depreciation expense from the acquisition of First IC that occurred in fourth quarter of 2025.

Data processing expense for the three months ended June 30, 2026 was $535,000 compared to $329,000 for the three months ended June 30, 2025, an increase of $206,000, or 62.6%. Data processing expense for the six months ended June 30, 2026 was $1.2 million, an increase of $543,000, or 80.6%, compared to the six months ended June 30, 2025. These increases were primarily due to the continued growth in our loans and deposits from the acquisition of First IC that occurred in fourth quarter of 2025, as well as enhancements to our existing systems.

Advertising expenses for the three and six months ended June 30, 2026 remained relatively flat compared to the same periods in 2025.

Merger-related expenses for the three months ended June 30, 2026 was $270,000 compared to $333,000 for the three months ended June 30, 2025. Merger-related expenses for the six months ended June 30, 2026 was $1.9 million compared to $595,000 for the six months ended June 30, 2025. The increase for the six months is related to the acquisition of First IC being completed in fourth quarter of 2025 with legal fees, integration fees, and conversion expenses in the first quarter of 2026.

Other expenses for the three months ended June 30, 2026 were $5.3 million compared to $3.4 million for the three months ended June 30, 2025, an increase of $1.9 million, or 57.4%. Other expenses for the six months ended June 30, 2026 were $10.2 million compared to $6.5 million for the six months ended June 30, 2025 an increase of $3.7 million, or 57.7%. This increase was primarily due to core deposit amortization, additional banking costs from First IC merger, FDIC insurance premiums, security expenses, and loan-related expenses.

Income Tax Expense

Income tax expense for the three months ended June 30, 2026 and 2025 was $8.5 million and $6.8 million, respectively. The Company’s effective tax rates were 27.7% and 28.9% for the three months ended June 30, 2026 and 2025, respectively.

Income tax expense for the six months ended June 30, 2026 and 2025 was $16.4 million and $12.6 million, respectively. The Company’s effective tax rates were 27.0% and 27.6% for the six months ended June 30, 2026 and 2025, respectively.

Financial Condition

Total assets decreased $248.4 million, or 5.2%, to $4.52 billion at June 30, 2026 as compared to $4.77 billion at December 31, 2025. The decrease in total assets was primarily attributable to decreases of $117.0 million in cash and cash equivalents, $21.0 million in securities, $93.1 million in loans, net, $8.4 million in loans held for sale, and $6.5 million in Federal Home Loan Bank stock.

Our investment securities portfolio made up 0.99% of our total assets at June 30, 2026 compared to 1.38% at December 31, 2025.

Loans

Gross loans held for investment decreased $94.3 million, or 2.3%, to $3.98 billion as of June 30, 2026 as compared to $4.08 billion as of December 31, 2025. Our loan decrease during the six months ended June 30, 2026 was comprised of a decrease of $97.3 million, or 6.2%, in commercial real estate loans, a decrease of $11.4 million , or 11.8% in commercial and industrial loans, a decrease of $13.2 million, or 0.6% in residential real estate loans, offset by an increase of $27.6 million, or 65.9% in construction and development loans. We had loans held for sale of $1.4 million as of June 30, 2026 compared to $9.7 million in loans held for sale as of December 31, 2025.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$69,348	1.7%	$41,796	1.0%
Commercial real estate	1,463,460	36.7	1,560,728	38.3%
Commercial and industrial	84,999	2.1	96,360	2.4%
Residential real estate	2,365,132	59.4	2,378,311	58.3%
Consumer and other	600	—	627	—%
Gross loans	$3,983,539	100.0	$4,077,822	100.0%
Unearned income	(9,660)		(6,621)
Loan Discounts	(17,560)		(19,804)
Allowance for credit losses	(25,818)		(27,843)
Total loans, net	$3,930,501		$4,023,554

SBA and USDA Loan Servicing

As of June 30, 2026 and December 31, 2025, we serviced $682.2 million and $685.5 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $11.2 million and $10.6 million at June 30, 2026 and December 31, 2025, respectively. See Note 5 of our consolidated financial statements as of June 30, 2026, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three and six months ended June 30, 2026 and 2025.

Residential Mortgage Loan Servicing

As of June 30, 2026, we serviced $463.5 million in residential mortgage loans for others compared to $702.6 million as of December 31, 2025. We carried a servicing asset, net of amortization, of $1.3 million and $1.7 million at June 30, 2026 and December 31, 2025. Amortization relating to the mortgage loan servicing asset was $176,000 and $352, 000 for the three and six months ended June 30, 2026 compared to $137,000 and $255,000 three and six months ended June 30, 2025, respectively. During three and six months ended June 30, 2026 we recorded no fair value adjustments compared to fair-value adjustments for the three and six months ended June 30, 2025 of $28,000 and negative $15,000, respectively, on our mortgage servicing asset. See Note 6 of our consolidated financial statements as of June 30, 2026, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loan servicing rights for the three and six months ended June 30, 2026 and 2025.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the second quarter of 2026 as our nonperforming loans to total loans remained low at 0.57% as of June 30, 2026. Nonperforming loans were $22.5 million at June 30, 2026 compared to $25.2 million at December 31, 2025. The decrease from December 31, 2025 to June 30, 2026 was attributable to a $7.7 million decrease in nonaccrual loans, offset by an increase in past due loans 90 days more and still accruing related to one $5.1 million loan, which is well secured and in process of collection.  We did not recognize any interest income on nonaccrual loans during the three and six months ended June 30, 2026 and 2025.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus foreclosed real estate. Nonaccrual loans at June 30, 2026 comprised of $7.1 million of commercial real estate loans, $1.0 million of commercial and industrial loans and $9.4 million of residential real estate loans. Nonaccrual loans at December 31, 2025 comprised of $14.8 million of commercial real estate loans, $1.3 million of commercial and industrial loans, and $9.1 million of residential real estate loans.

(Dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$17,435	$25,213
Past due loans 90 days or more and still accruing	5,088	—
Total nonperforming loans	22,523	25,213
Foreclosed real estate	1,300	208
Total nonperforming assets	$23,823	$25,421
Nonperforming loans to gross loans	0.57%	0.62%
Nonperforming assets to total assets	0.53%	0.53%
Allowance for credit losses to nonperforming loans	114.63%	110.43%

Allowance for Credit Losses

The allowance for credit losses was $25.8 million at June 30, 2026 compared to $27.8 million at December 31, 2025, a decrease of $2.0 million. The decrease was primarily reflected lower reserves resulting from reduced loan balances and changes in reserves on individually analyzed loans.

We maintain a reserve for credit losses that consists of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation. The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors. The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses. The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in provision for credit losses. The allowance for unfunded commitments had a balance of $535,000 as of June 30, 2026 compared to $195,000 as of June 30, 2025.

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics, and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 4 of our consolidated financial statements as of June 30, 2026, included elsewhere in this Form 10-Q, and in the Company’s 2025 Form 10-K, for additional information on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$26,700	$18,592	$27,843	$18,744
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	62	190	62
Commercial and industrial	—	—	92	173
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total charge-offs	—	62	282	235
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	96	—	99	1
Commercial and industrial	3	2	8	5
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total recoveries	99	2	107	6
Net (recoveries)/charge-offs	(99)	60	175	229
Provision for loan losses	(981)	216	(1,850)	233
Balance, end of period	$25,818	$18,748	$25,818	$18,748
Total loans at end of period(1)	$3,983,539	$3,128,881	$3,983,539	$3,128,881
Average loans(1)	3,997,375	3,130,515	4,030,611	3,154,046
Net charge-offs to average loans	(0.01)%	0.01%	0.01%	0.01%
Allowance for credit losses to total loans	0.65%	0.60%	0.65%	0.60%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses expected in the loan portfolio as of June 30, 2026.

Deposits

Deposits were $3.49 billion at June 30, 2026, a decrease of $156.6 million, compared to total deposits of $3.65 billion at December 31, 2025, and an increase of $800.0 million, or 29.7%, compared to total deposits of $2.69 billion at June 30, 2025. The decrease in total deposits at June 30, 2026 compared to December 31, 2025 was due to a $105.8 million decrease in brokered deposits, a $104.5 million decrease in time deposits, and a $27.1 million decrease in NOW and savings accounts, offset by a $78.6 million increase in money market accounts and a $2.1 million increase in noninterest-bearing deposits.  The decrease in deposits was primarily attributable to the intentional reduction of higher-cost deposits as part of the Company's ongoing funding strategy. Management elected not to retain certain higher-rate deposit relationships as they matured or repriced in an effort to reduce funding costs and optimize the deposit mix. Noninterest-bearing deposits were $783.0 million at June 30, 2026, compared to $780.8 million at December 31, 2025 and $548.9 million at June 30, 2025. Noninterest-bearing deposits constituted 22.4% of total deposits at June 30, 2026, compared to 21.4% at December 31, 2025 and 20.4% at June 30, 2025. Interest-bearing deposits were $2.71 billion at June 30, 2026, compared to $2.87 billion at December 31, 2025 and $2.14 billion at June 30, 2025. Interest-bearing deposits constituted 77.6% of total deposits at June 30, 2026, compared to 78.6% at December 31, 2025 and 79.6% at June 30, 2025.

As of June 30, 2026 and December 31, 2025, the Company had estimated uninsured deposits of $1.16 billion and $1.09 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank’s regulatory reporting. Uninsured deposits were 33.1% of total deposits at June 30, 2026, compared to 29.6% at December 31, 2025. As of June 30, 2026, we had $1.72 billion of available borrowing capacity at the Federal Home Loan Bank ($1.02 billion), Federal Reserve Discount Window ($634.0 million), and various other financial institutions (fed fund lines totaling $67.5 million).

We had $642.0 million of brokered deposits, or 18.4% of total deposits, at June 30, 2026 compared to $747.8 million, or 20.5% of total deposits, at December 31, 2025. The decline in brokered deposits primarily reflected the Company's decision to allow higher-cost brokered deposits to mature without replacement, consistent with its efforts to reduce funding costs.  We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective Rate. These swap agreements are designated as cash flow hedges. As of June 30, 2026, the total amount of deposits tied to the Federal Funds Effective Rate was $1.09 billion. See Note 9 of our consolidated financial statements as of June 30, 2026, included elsewhere in this Form 10-Q, for additional information.

The following tables summarize our average deposit balances and weighted average rate for the three and six months ended June 30, 2026 and 2025.

	Three months ended June 30,
	2026		2025
	Average	Weighted	Average	Weighted
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$779,925	—%	$529,130	—%
Interest-bearing demand deposits	266,128	2.37	153,609	2.83
Savings and money market deposits	499,680	2.38	381,825	3.68
Brokered deposits	624,716	3.50	660,130	2.01
Time deposits	1,349,972	3.64	966,678	3.98
Total interest-bearing deposits	2,740,496	3.24	2,162,242	3.25
Total deposits	$3,520,421	2.52%	$2,691,372	2.61%

	Six months ended June 30,
	2026		2025
	Average	Weighted	Average	Weighted
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$777,429	—%	$524,155	—%
Interest-bearing demand deposits	263,342	2.39	149,024	2.75
Savings and money market deposits	473,346	3.94	369,711	3.65
Brokered deposits	682,690	3.20	661,239	1.96
Time deposits	1,383,610	3.68	986,567	4.15
Total interest-bearing deposits	2,802,988	3.18	2,166,541	3.30
Total deposits	$3,580,417	2.49%	$2,690,696	2.66%

The weighted average rates shown in the tables above are inclusive of the benefit received from the interest rate derivatives that hedge our deposit accounts tied to the Federal Funds Effective Rate. For the three and six months ended June 30, 2026, we recorded a credit to interest expense of $1.4 million and $3.7 million from the benefit received on these interest rate derivatives, respectively compared to a credit to interest expense of $4.2 and $8.4 million recorded during the three and six months ended June 30, 2025, respectively. These benefits resulted in reductions of  21 and 27 basis point reduction to the average interest bearing deposits weighted average rate three and six months ended June 30, 2026, respectively, compared to a 26 and 26 basis point reduction for the three and six months ended June 30, 2025, respectively.

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At June 30, 2026 and December 31, 2025, we had maximum borrowing capacity from the FHLB of $1.4 billion and $1.09 billion, respectively. At June 30, 2026 and December 31, 2025, we had $375.0 million and $510.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $67.5 million and $52.5 million at June 30, 2026 and December 31, 2025. We did not have any advances outstanding under these agreements as of June 30, 2026 and December 31, 2025. We also have access to the Federal Reserve’s discount window in the amount of $634.0 million and $600.4 million at June 30, 2026 and December 31, 2025, respectively. No discount window borrowings were outstanding as of June 30, 2026 and December 31, 2025. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

Liquidity and Capital Resources

Liquidity

Liquidity refers to the measure of our ability to meet the cash flow requirements of depositors and borrowers, while at the same time meeting our operating, capital, and strategic cash flow needs, all at a reasonable cost. We continuously monitor our liquidity position to ensure that assets and liabilities are managed in a manner that will meet all short-term and long-term cash requirements. We manage our liquidity position to meet the daily cash flow needs of customers, while maintaining an appropriate balance between assets and liabilities to meet the return on investment objectives of our shareholders.

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

Our short-term and long-term liquidity requirements are primarily met through cash flow from operations, redeployment of prepaying and maturing balances in our loan and investment portfolios and increases in customer deposits. Other alternative sources of funds will supplement these primary sources to the extent necessary to meet additional liquidity requirements on either a short-term or long-term basis.

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of June 30, 2026 and December 31, 2025, we had $67.5 million and $52.5 million, respectively, of unsecured federal funds lines with no amounts advanced. In addition, the Company had Federal Reserve Discount Window funds available of approximately $634.0 million and $600.4 million at June 30, 2026 and December 31, 2025, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate, and commercial and industrial loans with carrying balances totaling $762.2 million as of June 30, 2026, as well as all the Company’s municipal and mortgage-backed securities. There were no outstanding borrowings on this line as of June 30, 2026 and December 31, 2025.

At June 30, 2026 and December 31, 2025, we had $375.0 million and $510.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $1.0 billion and $577.9 million of additional borrowing availability with the FHLB as of June 30, 2026 and December 31, 2025, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

We anticipate that our cash requirements will be funded through available cash and cash equivalents, cash flow from operations, core deposit, available borrowing capacity and, if necessary, access to wholesale funding and the capital markets.

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

The table below summarizes the capital requirements applicable to the Company and the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of June 30, 2026 and December 31, 2025. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of June 30, 2026 and December 31, 2025. As of December 31, 2025, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2025 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for “Well
			in Capital	Capitalized”
			Conservation	Depository
	June 30, 2026	December 31, 2025	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	18.05%	16.85%	10.50%	N/A
Bank	18.05%	16.77%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	17.15%	15.91%	8.50%	N/A
Bank	17.15%	15.83%	8.50	8.00%
CET1 capital (to risk-weighted assets)
Consolidated	17.15%	15.91%	7.00%	N/A
Bank	17.15%	15.83%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	11.08%	10.00%	4.00%	N/A
Bank	11.08%	9.84%	4.00	5.00%

Dividends

On July 15, 2026, the Company declared a cash dividend of $0.29 per share, payable on August 7, 2026, to common shareholders of record as of July 29, 2026. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions, and any other factors that our board of directors may deem relevant.

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

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party and may be drawn by the beneficiary if the customer fails to perform in accordance with the underlying contractual terms.

See Note 10 of our consolidated financial statements as of June 30, 2026, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of June 30, 2026 and December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified interest rate risk as our primary source of market risk.

Interest Rate Risk

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricings and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and Federal funds Effective Rates (basis risk).

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of June 30, 2026 and December 31, 2025 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
June 30, 2026	(1.30)%	1.00%	(1.20)%	5.70%
December 31, 2025	(1.70)%	1.20%	(6.60)%	6.50%

We also model the impact of rate changes on our Economic Value of Equity, or EVE. We base the modeling of EVE based on interest rate shocks as shocks are considered more appropriate for EVE, which accelerates future interest rate risk into current capital via a present value calculation of all future cashflows from the Bank’s existing inventory of assets and liabilities. Our simulation model incorporates interest rate shocks of + 100, 200, 300, and 400 and – 100, 200, and 300 basis points. The results of the model are presented in the table below:

	Economic Value of Equity Sensitivity
(Shock in basis points)	+400	+300	+200	+100	-100	-200	-300
June 30, 2026	(15.80)	(11.30)%	(7.00)%	(3.20)%	2.10%	3.40%	2.00%
December 31, 2025	(28.20)	(21.10)%	(14.00)%	(6.70)%	6.40%	12.30%	15.90%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

On September 17, 2025, the Company announced the continuation of its share repurchase program that expired on September 30, 2025 (“2025 Prior Share Repurchase Plan”) and authorized the Company to repurchase up to 923,976 shares of the Company’s outstanding shares of common stock, which is the number of remaining shares authorized for repurchase from the 2025 Prior Share Repurchase Plan. The continuation of the share repurchase program began on October 1, 2025 and ended in second quarter 2026.

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

There were no common shares repurchased for the three months ended June 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the second quarter of 2026, no executive officers or directors adopted Rule 10b5-1 trading plans and no directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: August 7, 2026	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: August 7, 2026	By:	/s/ Farid Tan
Farid Tan
President and Interim Chief Financial Officer