Form 10-Q
period 2026-09-30
MetroCity Bankshares, Inc.
filed 2026-11-05
CIK 1747068

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, the registrant had 28,781,229 shares of common stock, par value $0.01 per share, issued and outstanding.

METROCITY BANKSHARES, INC.

Quarterly Report on Form 10-Q

September 30, 2026

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

METROCITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Cash and due from banks	$301,716	$370,832
Federal funds sold	15,298	12,844
Cash and cash equivalents	317,014	383,676
Equity securities	17,739	18,646
Securities available for sale	23,140	47,179
Loans held for sale	—	9,741
Loans, less allowance for credit losses of $25,753 and $27,843, respectively	3,928,136	4,023,554
Accrued interest receivable	20,387	20,298
Federal Home Loan Bank stock	21,112	27,565
Premises and equipment, net	26,091	29,879
Operating lease right-of-use asset	13,272	15,193
Foreclosed real estate, net	4,514	208
SBA and USDA servicing asset	10,962	10,601
Mortgage servicing asset, net	1,148	1,660
Bank owned life insurance	77,710	75,786
Goodwill	56,048	56,048
Core deposit intangibles	11,672	12,627
Interest rate derivatives	4,259	6,343
Other assets	64,620	29,396
Total assets	$4,597,824	$4,768,400

Liabilities:
Deposits:
Non-interest-bearing demand	$828,282	$780,828
Interest-bearing	2,733,760	2,865,173
Total deposits	3,562,042	3,646,001

Federal Home Loan Bank advances	375,000	510,000
Operating lease liability	13,347	15,306
Accrued interest payable	5,800	10,731
Other liabilities	57,705	42,178
Total liabilities	$4,013,894	$4,224,216

Shareholders’ Equity:
Preferred stock, $0.01 par value, 10,000,000 shares authorized, no shares issued or outstanding	—	—
Common stock, $0.01 par value, 40,000,000 shares authorized, 28,781,229 and 28,817,967 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	288	1,159
Additional paid-in capital	137,051	138,675
Retained earnings	447,429	402,684
Accumulated other comprehensive (loss) income	(838)	1,666
Total shareholders’ equity	583,930	544,184
Total liabilities and shareholders’ equity	$4,597,824	$4,768,400

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and dividend income:
Loans, including fees	$66,584	$50,975	$201,035	$152,164
Other investment income	3,018	2,884	9,720	7,980
Federal funds sold	125	144	367	427
Total interest income	69,727	54,003	211,122	160,571

Interest expense:
Deposits	22,227	17,799	66,444	53,272
FHLB advances and other borrowings	3,942	4,412	12,592	12,775
Total interest expense	26,169	22,211	79,036	66,047

Net interest income	43,558	31,792	132,086	94,524

Provision for credit losses:
Provision for loan losses	(76)	(581)	(1,926)	(348)
Provision for unfunded commitments	4	38	249	69
Provision for credit losses	(72)	(543)	(1,677)	(279)

Net interest income after provision for credit losses	43,630	32,335	133,763	94,803

Noninterest income:
Service charges on deposit accounts	929	551	2,735	1,556
Other service charges, commissions and fees	1,537	2,376	4,546	5,592
Gain on sale of assets	22	—	22	—
Gain on sale of residential mortgage loans	—	166	—	1,144
Mortgage servicing income, net	234	516	811	1,915
Gain on sale of SBA loans	685	558	3,266	1,859
SBA servicing income, net	863	1,203	3,496	2,758
Other income	114	808	1,620	2,543
Total noninterest income	4,384	6,178	16,496	17,367

Noninterest expense:
Salaries and employee benefits	11,749	8,953	34,594	26,000
Occupancy and equipment	2,427	1,410	7,189	4,207
Data processing	636	394	1,853	1,068
Advertising	310	161	711	477
Merger-related expenses	117	301	2,063	896
Other expenses	4,805	3,455	15,029	9,938
Total noninterest expense	20,044	14,674	61,439	42,586

Income before provision for income taxes	27,970	23,839	88,820	69,584
Provision for income taxes	3,671	6,569	20,076	19,191
Net income available to common shareholders	$24,299	$17,270	$68,744	$50,393

Earnings per share:
Basic	$0.84	$0.68	$2.39	$1.98
Diluted	$0.84	$0.67	$2.37	$1.96

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

Net income	$24,299	$17,270	$68,744	$50,393

Other comprehensive loss

Unrealized holding gains (losses) on securities available for sale	(1,128)	459	(1,362)	233
Realized gain on sale of securities available for sale	—	—	(10)	—
Net changes in fair value of cash flow hedges	73	(3,342)	(2,143)	(13,393)
Tax effect	292	807	1,011	3,492

Other comprehensive loss	(763)	(2,076)	(2,504)	(9,668)

Comprehensive income	$23,536	$15,194	$66,240	$40,725

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Common Stock		Additional		Other
	Number of		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Three Months Ended:
Balance, July 1, 2026	28,781,229	$288	$136,123	$431,518	$(75)	$567,854
Net income	—	—	—	24,299	—	24,299
Stock based compensation expense	—	—	928	—	—	928
Vesting of restricted stock	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(763)	(763)
Dividends declared on common stock ($0.29 per share)	—	—	—	(8,388)	—	(8,388)
Balance, September 30, 2026	28,781,229	$288	$137,051	$447,429	$(838)	$583,930

Balance, July 1, 2025	25,537,746	$255	$50,212	$380,046	$5,587	$436,100
Net income	—	—	—	17,270	—	17,270
Stock based compensation expense	—	—	939	—	—	939
Other comprehensive loss	—	—	—	—	(2,076)	(2,076)
Dividends declared on common stock ($0.25 per share)	—	—	—	(6,345)	—	(6,345)
Balance, September 30, 2025	25,537,746	$255	$51,151	$390,971	$3,511	$445,888

Nine Months Ended:
Balance, January 1, 2026	28,817,967	$1,159	$138,675	$402,684	$1,666	$544,184
Net income	—	—	—	68,744	—	68,744
Adjustment for shares issued related to the First IC acquisition	—	(871)	871	—	—	—
Stock based compensation expense	—	—	1,948	—	—	1,948
Vesting of restricted stock	121,187	2	(2)	—	—	—
Repurchase of common stock	(157,925)	(2)	(4,441)	—	—	(4,443)
Other comprehensive loss	—	—	—	—	(2,504)	(2,504)
Dividends declared on common stock ($0.83 per share)	—	—	—	(23,999)	—	(23,999)
Balance, September 30, 2026	28,781,229	$288	$137,051	$447,429	$(838)	$583,930

Balance, January 1, 2025	25,402,782	$254	$49,216	$358,704	$13,179	$421,353
Net income	—	—	—	50,393	—	50,393
Stock based compensation expense	—	—	1,967	—	—	1,967
Vesting of restricted stock	136,238	1	(1)	—	—	—
Repurchase of common stock	(1,274)	—	(31)	—	—	(31)
Other comprehensive loss	—	—	—	—	(9,668)	(9,668)
Dividends declared on common stock ($0.71 per share)	—	—	—	(18,126)	—	(18,126)
Balance, September 30, 2025	25,537,746	$255	$51,151	$390,971	$3,511	$445,888

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flow from operating activities:
Net income	$68,744	$50,393
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	1,122	2,652
Provision (recovery) for credit losses	(1,677)	(279)
Stock based compensation expense	1,948	1,967
Unrealized (gains) losses recognized on equity securities	907	(305)
Gain on sale of securities	(10)	—
Gain on sale of foreclosed real estate	(22)	(28)
Write-down of foreclosed real estate	93	—
Gain on sale of residential real estate loans	—	(1,144)
Origination of SBA loans held for sale	(61,408)	(39,972)
Proceeds from sales of SBA loans held for sale	74,415	45,335
Gain on sale of SBA loans	(3,266)	(1,859)
Increase in cash value of bank owned life insurance	(1,924)	(1,863)
(Increase) decrease in accrued interest receivable	(89)	(1,054)
(Increase) decrease in SBA and USDA servicing rights	(361)	286
(Increase) decrease in mortgage servicing rights	512	(253)
(Increase) decrease in state tax credits	2,618	(11,455)
Increase in other assets	(36,810)	(3,037)
Increase (decrease) in accrued interest payable	(4,931)	69
Increase in other liabilities	14,218	3,388
Net cash flow provided by operating activities	54,079	42,841

Cash flow from investing activities:
Purchases of equity securities	—	(8,000)
Proceeds from maturities, calls or paydowns of securities available for sale	3,539	2,216
Proceeds from sales of securities available for sale	19,328	—
Redemption (purchase) of Federal Home Loan Bank stock	6,453	(2,442)
Proceeds from sales of residential real estate loans	—	113,753
Decrease (increase) in loans, net	99,352	(158,951)
Purchases of premises and equipment	(1,178)	(449)
Proceeds from sales of foreclosed real estate owned	257	1,735
Net cash flow provided by investing activities	127,751	(52,138)

Cash flow from financing activities:
Dividends paid on common stock	(24,063)	(18,559)
Repurchases of common stock	(4,443)	(31)
Decrease in deposits, net	(83,959)	(43,714)
Premiums paid for interest rate caps	(1,027)	(1,116)
Proceeds from Federal Home Loan Bank advances	—	100,000
Repayments of Federal Home Loan Bank advances	(135,000)	(50,000)
Net cash flow used by financing activities	(248,492)	(13,420)

Continued to following page.

METROCITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025

Net change in cash and cash equivalents	(66,662)	(22,717)
Cash and cash equivalents at beginning of period	383,676	249,875

Cash and cash equivalents at end of period	$317,014	$227,158

Supplemental schedule of noncash investing and financing activities:

Transfer of loans held for investment to loans held for sale	$1,350	$347,372
Transfer of branch held for sale from premises and equipment, net to other real estate	3,449	—
Transfer of loan principal to foreclosed real estate, net of write-downs	$1,185	$2,199
Initial recognition of operating right-of-use assets	$405	$1,233
Supplemental disclosures of cash flow information - Cash paid:

Interest	$83,967	$65,978
Income taxes	$9,855	$18,660

See accompanying notes to unaudited consolidated financial statements.

METROCITY BANKSHARES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Operating results for nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025.

The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Company’s 2025 Form 10-K”). There were no new accounting policies or changes to existing policies adopted during the first nine months of 2026 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.

Contingencies

Due to the nature of their activities, the Company and its subsidiary are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2026. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

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

The following table summarizes the merger paid for First IC and the amounts of the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Consideration:
Cash	$111,855
Equity	90,456
Fair value of total consideration transferred	202,311

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	121,008
Investment securities	31,931
Loans held for investment	1,026,049
Allowance for credit losses on purchased credit deterioriated loans and purchased seasoned loans	(9,885)
Premises and equipment	12,184
Operating lease right-of-use asset	7,421
Core deposit intangibles	12,733
SBA servicing asset	3,851
Other assets	12,118
Total assets acquired	1,217,410

Deposits	960,976
Federal Home Loan Bank advances	85,000
Operating lease liability	7,543
Other liabilities	17,628
Total liabilities assumed	1,071,147

Total identifiable net assets	146,263

Goodwill	$56,048

The selected unaudited proforma financial information is presented as if the Company had acquired First IC on January 1, 2025 and is for illustrative purposes and is not necessarily indicative of the financial results of the combined company had the acquisition actually been completed at the beginning of the period presented, nor does it indicate future results for any other interim or full-year period.  The net interest income, noninterest income, net income are presented had First IC been acquired on January 1, 2025 and net income attributable to First IC for the nine months ended September 30, 2025 would have been $137.4 million, $22.6 million, $60.8 million, and $9.5 million, respectively.

NOTE 3 – INVESTMENT SECURITIES

The amortized costs, gross unrealized gains and losses, and estimated fair values of securities available for sale as of September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30, 2026
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$2,370	81	—	$2,451
States and political subdivisions	6,696	—	(1,782)	4,914
Mortgage-backed GSE residential	18,205	—	(2,430)	15,775
Total	$27,271	$81	$(4,212)	$23,140

	December 31, 2025
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Obligations of U.S. Government entities and agencies	$12,393	$149	$—	$12,542
States and political subdivisions	11,574	15	(1,445)	10,144
Mortgage-backed GSE residential	25,971	20	(1,498)	24,493
Total	$49,938	$184	$(2,943)	$47,179

The amortized costs and estimated fair values of investment securities available for sale at September 30, 2026 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Securities Available for Sale
	Amortized	Estimated
(Dollars in thousands)	Cost	Fair Value
Due in one year or less	$—	$—
Due after one year but less than five years	—	—
Due after five years but less than ten years	—	—
Due in more than ten years	9,066	7,365
Mortgage-backed GSE residential	18,205	15,775
Total	$27,271	$23,140

Accrued interest receivable for securities available for sale totaled $167,000 and $214,000 as of September 30, 2026 December 31, 2025, respectively. This accrued interest receivable is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

As of September 30, 2026 and December 31, 2025, the Company had securities pledged to the Federal Reserve Bank Discount Window with a carrying amount of $10.0 million and $12.8 million, respectively. For the nine months ended September 30, 2026, the Company had proceeds from the sale of investment securities of $19.3 million which resulted in gross gains of $10,000. There were no securities sold during the three months ended September 30, 2026 and the three and nine months ended September 30, 2025.

Information pertaining to securities with gross unrealized losses at September 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, are summarized in the table below.

	September 30, 2026
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	—	—	(1,782)	4,914
Mortgage-backed GSE residential	(822)	10,699	(1,608)	5,075
Total	$(822)	$10,699	$(3,390)	$9,989

	December 31, 2025
	Twelve Months or Less		Over Twelve Months
	Gross	Estimated	Gross	Estimated
	Unrealized	Fair	Unrealized	Fair
(Dollars in thousands)	Losses	Value	Losses	Value
States and political subdivisions	$(23)	$1,283	$(1,422)	$6,177
Mortgage-backed GSE residential	(48)	12,034	(1,450)	6,228
Total	$(71)	$13,317	$(2,872)	$12,405

At September 30, 2026 the twenty-eight securities available for sale (8 municipal securities and 20 mortgage-backed securities) with an unrealized loss have depreciated 16.9% from the Company’s amortized cost basis. Sixteen of these securities have been in a loss position for greater than twelve months.

The Company does not believe that the securities available for sale that were in an unrealized loss position as September 30, 2026 represent a credit loss impairment. As of September 30, 2026, there have been no payment defaults, nor do we currently expect any future payment defaults. Furthermore, the Company does not intend to sell these securities, and it is not more likely than not that the Company will be required to sell the investment securities before recovery of their amortized cost basis, which may be at maturity.

Equity Securities

As of September 30, 2026 and December 31, 2025, the Company had equity securities with carrying values totaling $17.7 million and $18.6 million, respectively. The equity securities consist of our investment in a market-rate bond mutual fund that invests in high quality fixed income bonds, mainly government agency securities whose proceeds are designed to positively impact community development throughout the United States. The mutual fund focuses exclusively on providing affordable housing to low- and moderate-income borrowers and renters, including those in Majority Minority Census Tracts.

During the three months ended September 30, 2026 and 2025, we recognized an unrealized loss of $743,000 and an unrealized gain of $124,000, respectively, in net income on our equity securities. During the nine months ended September 30, 2026 and 2025, we recognized an unrealized loss of $908,000 and an unrealized gain of $305,000, respectively. These unrealized gains and losses are recorded in “Other Income” on the Consolidated Statements of Income.

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans held for investment at September 30, 2026 and December 31, 2025 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Construction and development	$81,675	$41,796
Commercial real estate	1,479,506	1,560,728
Commercial and industrial	81,729	96,360
Residential real estate	2,336,463	2,378,311
Consumer and other	340	627
Total loans receivable	$3,979,713	$4,077,822
Unearned income	(9,213)	(6,621)
Loan discounts	(16,611)	(19,804)
Allowance for credit losses	(25,753)	(27,843)
Loans held for investment, net	$3,928,136	$4,023,554

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

The Company elected to exclude accrued interest receivable from the amortized cost basis of loans disclosed throughout this note. As of September 30, 2026 and December 31, 2025, accrued interest receivable for loans totaled $20.2 million and $20.0 million, respectively, and is included in the “accrued interest receivable” line item on the Company’s Consolidated Balance Sheets.

Allowance for Credit Losses

A summary of changes in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30, 2026
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$69	$14,092	$1,411	$10,246	$—	$25,818
Charge-offs	—	—	—	—	—	—
Recoveries	—	8	3	—	—	11
Provision for loan losses	1	98	(32)	(146)	3	(76)
Ending balance	$70	$14,198	$1,382	$10,100	$3	$25,753

	Three Months Ended September 30, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$47	$7,602	$1,403	$9,694	$2	$18,748
Charge-offs	—	(110)	(121)	—	—	(231)
Recoveries	—	—	4	—	—	4
Provision for loan losses	17	202	(53)	(749)	2	(581)
Ending balance	$64	$7,694	$1,233	$8,945	$4	$17,940

	Nine Months Ended September 30, 2026
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$65	$15,716	$1,586	$10,472	$4	$27,843
Charge-offs	—	(190)	(92)	—	—	(282)
Recoveries	—	109	9	—	—	118
Provision for loan losses	5	(1,437)	(121)	(372)	(1)	(1,926)
Ending balance	$70	$14,198	$1,382	$10,100	$3	$25,753

	Nine Months Ended September 30, 2025
	Construction
	and	Commercial	Commercial	Residential	Consumer
(Dollars in thousands)	Development	Real Estate	and Industrial	Real Estate	and Other	Total
Allowance for credit losses:
Beginning balance	$31	$7,265	$1,380	$10,066	$2	$18,744
Charge-offs	—	(173)	(294)	—	—	(467)
Recoveries	—	2	9	—	—	11
Provision for loan losses	33	600	138	(1,121)	2	(348)
Ending balance	$64	$7,694	$1,233	$8,945	$4	$17,940

The allowance for credit losses was $25.8 million as of September 30, 2026 compared to $27.8 million as of December 31, 2025, a decrease of $2.0 million. The decrease was primarily driven by lower loan balances.

Allowance for Unfunded Commitments

The Company records an allowance for credit losses on unfunded loan commitments, unless the commitments to extend credit are unconditionally cancelable, through a charge to provision for unfunded commitments in the Company’s Consolidated Statements of Income. The allowance for credit losses on off-balance sheet credit exposures is estimated by loan segment using the same methodologies as portfolio loans, taking into consideration the likelihood that funding will occur. The allowance for unfunded commitments totaled $539,000, $287,000 and $233,000 as of September 30, 2026, December 31, 2025 and September 30, 2025, respectively, and is included in “Other Liabilities” on the Company’s Consolidated Balance Sheets.

Collateral-Dependent Loans

Collateral-dependent loans are loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The Company measures expected credit losses on collateral-dependent loans using the fair value of the collateral as of the reporting date. The Company also uses the collateral’s fair value to measure expected credit losses whenever foreclosure is probable. When repayment depends on the sale of the collateral, the allowance for credit losses is measured as the amount by which the loan’s amortized cost basis exceeds the collateral’s fair value, less estimated costs to sell. When repayment depends only on the operation of the collateral, the allowance for credit losses is measured as the amount by which the loan’s amortized cost basis exceeds the collateral’s fair value, without a deduction for estimated costs to sell. Any portion of a loan deemed uncollectible is charged off against the allowance for credit losses when that determination is made.

As of September 30, 2026, there were $33.6 million, $12.5 million and $680,000 of collateral-dependent loans which were secured by commercial real estate, residential real estate, and commercial equipment, respectively. As of December 31, 2025, there were $46.4 million, $10.3 million and $1.4 million of collateral-dependent loans which were secured by commercial real estate, residential real estate, and commercial equipment, respectively. The allowance for credit losses allocated to these loans as of September 30, 2026 and December 31, 2025 was $1.9 million and $2.3 million, respectively.

Past Due and Nonaccrual Loans

A primary credit quality indicator for financial institutions is delinquent balances. Delinquencies are updated on a daily basis and are continuously monitored. Loans are placed on nonaccrual status as needed based on repayment status and consideration of accounting and regulatory guidelines. Nonaccrual balances are updated and reported on a daily basis.

The following summarizes the Company’s past due and nonaccrual loans, by portfolio segment, as of September 30, 2026 and December 31, 2025:

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
September 30, 2026	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$81,145	$—	$—	$—	$—	$—	$81,145
Commercial real estate	1,443,740	2,384	9,781	1,076	13,241	3,260	1,460,241
Commercial and industrial	78,193	807	851	—	1,658	963	80,814
Residential real estate	2,316,303	—	4,227	—	4,227	10,819	2,331,349
Consumer and other	340	—	—	—	—	—	340
Total	$3,919,721	$3,191	$14,859	$1,076	$19,126	$15,042	$3,953,889

				Accruing	Total		Total
(Dollars in thousands)				Greater than	Accruing		Financing
December 31, 2025	Current	30-59 Days	60-89 Days	90 Days	Past Due	Nonaccrual	Receivables
Construction and development	$40,319	$800	$—	$—	$800	$—	$41,119
Commercial real estate	1,520,769	5,446	1,485	—	6,931	14,776	1,542,476
Commercial and industrial	94,025	306	—	—	306	1,301	95,632
Residential real estate	2,341,189	17,736	3,490	—	21,226	9,136	2,371,551
Consumer and other	619	—	—	—	—	—	619
Total	$3,996,921	$24,288	$4,975	$—	$29,263	$25,213	$4,051,397

The following table presents an analysis of nonaccrual loans with and without a related allowance for credit losses as of September 30, 2026 and December 31, 2025:

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
September 30, 2026	Related ACL	Related ACL	Nonaccrual Loans
Commercial real estate	$1,431	$1,829	$3,260
Commercial and industrial	766	197	963
Residential real estate	—	10,819	10,819
Total	$2,197	$12,845	$15,042

	Nonaccrual	Nonaccrual
(Dollars in thousands)	Loans With a	Loans Without a	Total
December 31, 2025	Related ACL	Related ACL	Nonaccrual Loans
Commercial real estate	$4,601	$10,175	$14,776
Commercial and industrial	858	443	1,301
Residential real estate	—	9,136	9,136
Total	$5,459	$19,754	$25,213

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

The following tables present the loan portfolio’s amortized cost by loan type, risk rating and year of origination as of September 30, 2026 and December 31, 2025. There were no loans with a risk rating of Doubtful or Loss at September 30, 2026 and December 31, 2025.

(Dollars in thousands)	Term Loan by Origination Year						Revolving
September 30, 2026	2026	2025	2024	2023	2022	Prior	Loans	Total Loans
Construction and development
Pass	$3,560	$51,726	$20,562	$—	$5,121	$176	$—	$81,145
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$3,560	$51,726	$20,562	$—	$5,121	$176	$—	$81,145
Commercial real estate
Pass	$127,334	$286,152	$282,933	$187,421	$270,192	$232,494	$4,202	$1,390,728
Special Mention	—	—	—	11,899	—	113	—	12,012
Substandard	—	—	1,076	1,641	33,070	21,714	—	57,501
Total commercial real estate	$127,334	$286,152	$284,009	$200,961	$303,262	$254,321	$4,202	$1,460,241

Commercial real estate:
Current period gross write offs	$—	$—	$74	$—	$116	$—	$—	$190

Commercial and industrial
Pass	$5,248	$13,285	$6,502	$16,222	$5,752	$7,844	$23,990	$78,843
Special Mention	—	—	—	—	—	360	—	360
Substandard	—	—	—	426	463	722	—	1,611
Total commercial and industrial	$5,248	$13,285	$6,502	$16,648	$6,215	$8,926	$23,990	$80,814

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$—	$92	$—	$92

Residential real estate
Pass	$253,905	$373,447	$117,945	$105,711	$588,949	$880,360	$—	$2,320,317
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	181	981	616	2,318	6,936	—	11,032
Total residential real estate	$253,905	$373,628	$118,926	$106,327	$591,267	$887,296	$—	$2,331,349
Consumer and other
Pass	$261	$—	$—	$—	$—	$—	$79	$340
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$261	$—	$—	$—	$—	$—	$79	$340

Total loans	$390,308	$724,791	$429,999	$323,936	$905,865	$1,150,719	$28,271	$3,953,889

(Dollars in thousands)	Term Loan by Origination Year						Revolving
December 31, 2025	2025	2024	2023	2022	2021	Prior	Loans	Total Loans
Construction and development
Pass	$11,568	$24,045	$141	$4,886	$180	$299	$—	$41,119
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total construction and development	$11,568	$24,045	$141	$4,886	$180	$299	$—	$41,119
Commercial real estate
Pass	$329,091	$290,439	$213,509	$299,971	$148,006	$177,640	$3,020	$1,461,676
Special Mention	—	—	14,152	6,915	—	114	—	21,181
Substandard	—	—	1,121	31,544	12,396	14,558	—	59,619
Total commercial real estate	$329,091	$290,439	$228,782	$338,430	$160,402	$192,312	$3,020	$1,542,476
Commercial and industrial
Pass	$9,527	$8,481	$20,771	$11,244	$4,824	$7,356	$31,095	$93,298
Special Mention	—	—	—	—	—	484	—	484
Substandard	—	—	553	463	196	638	—	1,850
Total commercial and industrial	$9,527	$8,481	$21,324	$11,707	$5,020	$8,478	$31,095	$95,632

Commercial and industrial:
Current period gross write offs	$—	$—	$—	$—	$196	$98	$—	$294

Residential real estate
Pass	$417,993	$137,770	$148,861	$648,433	$686,010	$322,444	$—	$2,361,511
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	837	1,098	2,067	425	5,613	—	10,040
Total residential real estate	$417,993	$138,607	$149,959	$650,500	$686,435	$328,057	$—	$2,371,551
Consumer and other
Pass	$324	$295	$—	$—	$—	$—	$—	$619
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total consumer and other	$324	$295	$—	$—	$—	$—	$—	$619

Total loans	$768,503	$461,867	$400,206	$1,005,523	$852,037	$529,146	$34,115	$4,051,397

Loan Modifications to Borrowers Experiencing Financial Difficulty.

Modifications to borrowers experiencing financial difficulty may include interest rate reductions, principal or interest forgiveness, payment deferrals, term extensions, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of collateral.

During the three and nine months ended September 30, 2026, there was one commercial real estate loan modification totaling $1.8 million made to a borrower experiencing financial difficulty. The borrower of this loan modification was granted a principal and interest payment deferrals totaling $60,000, so no payment was required to be made during the deferral period which ends in December 2026.

During the nine months ended September 30, 2025, there was one commercial real estate loan modification totaling $12.2 million made to a borrower experiencing financial difficulty. The borrower of this loan modification was granted principal and interest payment deferrals totaling $324,000 so no payments were required to be made during the deferral period, which ended in May 2026.

No charge-offs of previously modified loans were recorded during the three and nine months ended September 30, 2026 and 2025.

NOTE 5 – SBA AND USDA LOAN SERVICING

The Company sells the guaranteed portion of certain SBA and USDA loans it originates and continues to service the sold portion of the loan. The portion of the loans sold are not included in the financial statements of the Company. As of  September 30, 2026 and December 31, 2025, the unpaid principal balances of serviced loans totaled $676.2 million and $685.5 million, respectively.

Activity for SBA and USDA loan servicing rights are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Beginning of period	$11,180	$6,823	$10,601	$7,274
Change in fair value	(218)	165	361	(286)
End of period, fair value	$10,962	$6,988	$10,962	$6,988

Fair value at September 30, 2026 and December 31, 2025 was determined using discount rates ranging from 4.38% to 9.84% and 5.75% to 11.09%, respectively, and prepayment speeds ranging from 7.45% to 20.55% and 6.42% to 21.78%, respectively, depending on the stratification of the specific right. Average default rates are based on the industry average for the applicable NAICS/SIC code.

Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of fair value measurement, risk characteristics including product type and interest rate, were used to stratify the originated loan servicing rights.

NOTE 6 – RESIDENTIAL MORTGAGE LOAN SERVICING

Residential mortgage loans serviced for others are not reported as assets. The outstanding principal of these loans at September 30, 2026 and December 31, 2025 was $429.5 million and $702.6 million, respectively.

Activity for mortgage loan servicing rights and the related valuation allowance are as follows:

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Mortgage loan servicing rights:	2026	2025	2026	2025
Beginning of period	$1,308	$1,676	$1,660	$1,409
Additions	—	126	—	663
Amortization expense	(160)	(159)	(512)	(414)
Valuation allowance	—	19	—	4
End of period, carrying value	$1,148	$1,662	$1,148	$1,662

(Dollars in thousands)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Valuation allowance:	2026	2025	2026	2025
Beginning balance	$—	$35	$—	$20
Additions expensed	—	—	—	43
Reductions credited to operations	—	(19)	—	(47)
Ending balance	$—	$16	$—	$16

 The fair value of servicing rights was $5.6 million and $5.7 million at September 30, 2026 and December 31, 2025, respectively. Fair value at September 30, 2026 was determined by using a discount rate of 12.60%, prepayment speeds of 14.74%, and a weighted average default rate of 1.58%. Fair value at December 31, 2025 was determined by using a discount rate of 12.62%, prepayment speeds of 18.58%, and a weighted average default rate of 1.96%.

NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES & OTHER BORROWINGS

Advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2026 and December 31, 2025 are summarized as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Daily rate credit advance maturing on December 2, 2026; fixed rate of 3.88%	$—	$85,000
Convertible advance maturing December 4, 2026; fixed rate of 3.739%	—	50,000
Convertible advance maturing April 22, 2027; fixed rate of 4.174%	25,000	25,000
Convertible advance maturing April 23, 2027; fixed rate of 4.177%	25,000	25,000
Convertible advance maturing April 26, 2027; fixed rate of 4.193%	50,000	50,000
Convertible advance maturing May 7, 2027; fixed rate of 4.089%	100,000	100,000
Convertible advance maturing May 13, 2027; fixed rate of 4.099%	50,000	50,000
Convertible advance maturing May 14, 2027; fixed rate of 4.100%	75,000	75,000
Advance maturing June 24, 2027; fixed rate of 4.470%	50,000	50,000
Total FHLB advances	$375,000	$510,000

The FHLB advances outstanding at all have a conversion feature that allows the FHLB to call the advances every three months, except for the $50 million borrowing maturing on June 24, 2027. At September 30, 2026 and December 31, 2025, the Company had a line of credit with the FHLB, set as a percentage of total assets, with maximum borrowing capacity of $1.34 billion and $1.09 billion, respectively. The available borrowing amounts are collateralized by the Company’s FHLB stock and pledged residential real estate loans, which totaled $2.33 billion and $2.35 billion at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, the Company had unsecured federal funds lines available with correspondent banks of approximately $67.5 million. There were no advances outstanding on these lines at September 30, 2026.

At September 30, 2026 and December 31, 2025, the Company had Federal Reserve Discount Window funds available of approximately $629.5 million and $600.4 million, respectively. The funds are collateralized by a pool of construction and development, commercial real estate and commercial and industrial loans with carrying balances totaling $806.8 million and $765.7 million as of September 30, 2026 and December 31, 2025, respectively, as well as all of the Company’s municipal and mortgage-backed securities. There were no outstanding borrowings on this line as of September 30, 2026.

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

The components of lease cost for three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Operating lease cost	$954	$533	$2,841	$1,693
Variable lease cost	87	55	207	107
Short-term lease cost	—	—	155	—
Sublease income	—	—	—	—
Total net lease cost	$1,041	$588	$3,203	$1,800

Future maturities of the Company’s operating lease liabilities are summarized as follows:

(Dollars in thousands)
Twelve Months Ended:	Lease Liability
September 30, 2027	$3,583
September 30, 2028	3,138
September 30, 2029	2,581
September 30, 2030	1,883
September 30, 2031	1,376
After September 30, 2031	2,296
Total lease payments	14,857
Less: interest discount	(1,510)
Present value of lease liabilities	$13,347

Supplemental Lease Information	September 30, 2026
Weighted-average remaining lease term (years)	5.4
Weighted-average discount rate	4.00%

	Nine Months Ended September 30,
(Dollars in thousands)	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases (cash payments)	$1,861	$1,655
Operating cash flows from operating leases (lease liability reduction)	1,580	1,430
Operating lease right-of-use assets obtained in exchange for leases entered into during the period	405	1,233

NOTE 9 – INTEREST RATE DERIVATIVES

At September 30, 2026, the Company had four separate interest rate swap agreements with notional amounts totaling $200.0 million. The interest rate swaps are two-year forward three-year term swaps (five-year total term) where cash settlements began in January 2024 or April 2024. The swap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective Rate. The swaps are determined to be highly effective since inception and therefore no amount of ineffectiveness has been included in net income. The aggregate fair value of the swaps amounted to an unrealized gain of $2.0 million and $5.5 million and an unrealized loss of $0 and $0 at September 30, 2026 and, December 31, 2025 respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets. The Company expects the hedges to remain highly effective during the remaining terms of the swaps.

During 2026, the Company entered into two additional interest-rate cap agreements with aggregate notional amounts totaling $200.0 million consisting of a $100.0 million cap entered into on April 10, 2026 and a $100.0 million cap entered into on June 16, 2026, both with a cap rate of 4.00%. These two interest rate caps are two-year term spot caps where cash settlements began in May 2026 and June 2026. During January 2025, the Company entered into three interest rate cap agreements with notional amounts totaling $200.0 million, all with a cap rate of 4.50%. One of these interest rate caps is a two-year spot cap where cash settlements began in February 2025. The other two interest rate caps are forward starting two-year term caps where cash settlements began in June 2025 or July 2025. During October 2021, the Company entered into an interest rate cap agreement with a notional amount of $50.0 million at a cap rate of 2.50%. This interest rate cap is a two-year forward three-year term (five-year total term) where cash settlements began in November 2023. The interest rate cap agreements were designated as cash flow hedges of our deposit accounts that are indexed to the Federal Funds Effective Rate. The rate cap premium paid by the Company at inception will be amortized on a straight-line basis to deposit interest expense over the total term of the interest rate cap agreement. The aggregate fair value of the interest rate caps, inclusive of unamortized interest rate cap premiums, amounted to an unrealized gain of $953,000 and $819,000 and an unrealized loss of $0 and $451,000 at September 30, 2026 and December 31, 2025, respectively. These unrealized gains and losses are recorded in “Interest Rate Derivatives” and “Other Liabilities” on the Consolidated Balance Sheets.

The Company is exposed to credit related losses in the event of the nonperformance by the counterparties to the interest rate swaps. The Company performs an initial credit evaluation and ongoing monitoring procedures for all counterparties and currently anticipates that all counterparties will be able to fully satisfy their obligation under the contracts. In addition, the Company may require collateral from counterparties in the form of cash deposits in the event that the fair value of the contracts are positive and such fair value for all positions with the counterparty exceeds the credit support thresholds specified by the underlying agreement. Conversely, the Company is required to post cash deposits as collateral in the event the fair value of the contracts are negative and are below the credit support thresholds. At September 30, 2026, there were no cash deposits pledged as collateral by the Company. At September 30, 2026, the Company had $4.4 million of restricted cash obtained from the counterparties as collateral for the significant unrealized gains on our interest rate derivatives.

Summary information for the interest rate swaps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2026	December 31, 2025
Notional amounts	$200,000	$575,000
Weighted-average pay rate	1.88%	1.98%
Weighted-average receive rate	3.65%	4.21%
Weighted-average maturity	5.0 years	4.5 years
Weighted-average remaining maturity	0.39	0.6 years
Net interest income	$5,235	$14,776

Summary information for the interest rate caps designated as cash flow hedges is as follows:

	As of or for the	As of or for the
	Nine Months Ended	Year Ended
(Dollars in thousands)	September 30, 2026	December 31, 2025
Notional amounts	$450,000	$250,000
Rate cap premiums	1,329	819
Weighted-average cap rate	4.06%	4.10%
Weighted-average maturity	2.4 years	2.8 years
Weighted-average remaining maturity	0.97 year	1.2 years
Net interest income	$(82)	$345

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit written is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Financial instruments where contract amounts represent credit risk as of September 30, 2026 and December 31, 2025 include:

	September 30,	December 31,
(Dollars in thousands)	2026	2025
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$157,704	$120,078
Standby letters of credit	16,104	14,490

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments to extend credit includes $157.7 million of unused lines of credit and $16.1 million for standby letters of credit as of September 30, 2026. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management’s credit evaluation of the counterparty.

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

The following presents the assets and liabilities as of September 30, 2026 and December 31, 2025 which are measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fall, and the financial instruments carried on the consolidated balance sheet by caption and by level in the fair value hierarchy, for which a nonrecurring change in fair value has been recorded:

	September 30, 2026
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$2,451	$—	$—	$2,451
States and political subdivisions	4,914	—	4,914	—
Mortgage-backed GSE residential	15,775	—	15,775	—
Total securities available for sale	23,140	—	20,689	2,451

Equity securities	17,739	17,739	—	—
SBA and USDA servicing asset	10,962	—	—	10,962
Interest rate derivatives	4,259	—	4,259	—
	$56,100	$17,739	$24,948	$13,413
Nonrecurring fair value measurements:
Collateral-dependent loans	$10,367	$—	$—	$10,367	$26

	December 31, 2025
					Total Gains
(Dollars in thousands)	Total	Level 1	Level 2	Level 3	(Losses)
Assets
Recurring fair value measurements:
Securities available for sale:
Obligations of U.S. Government entities and agencies	$12,542	$—	$9,947	$2,595
States and political subdivisions	10,144	—	10,144	—
Mortgage-backed GSE residential	24,493	—	24,493	—
Total securities available for sale	47,179	—	44,584	2,595

Equity securities	18,646	18,646	—	—
SBA and USDA servicing asset	10,601	—	—	10,601
Interest rate derivatives	6,343	—	6,343	—
	$82,769	$18,646	$50,927	$13,196
Nonrecurring fair value measurements:
Collateral-dependent loans	$1,658	—	—	1,658	$231

Liabilities
Recurring fair value measurements:
Interest rate swaps	$451	$—	$451	$—

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

Changes in level 3 fair value measurements

The table below presents a reconciliation of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2026 and 2025.

Obligations of
(Dollars in thousands)	U.S. Government
Three Months Ended:	Entities and Agencies
Fair value, July 1, 2026	$2,502
Total gains included in income	—
Settlements	—
Prepayments/paydowns	(51)
Transfers in and/or out of Level 3	—
Fair value, September 30, 2026	$2,451

Fair value, July 1, 2025	$2,534
Total gains included in income	—
Settlements	—
Prepayments/paydowns	(30)
Transfers in and/or out of Level 3	—
Fair value, September 30, 2025	$2,504

Nine Months Ended:
Fair value, January 1, 2026	$2,595
Total losses included in income	—
Settlements	—
Prepayments/paydowns	(144)
Transfers in and/or out of Level 3	—
Fair value, September 30, 2026	$2,451

Fair value, January 1, 2025	$4,467
Total gains included in income	—
Settlements	—
Prepayments/paydowns	(1,963)
Transfers in and/or out of Level 3	—
Fair value, September 30, 2025	$2,504

There were no gains or losses included in earnings for securities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the periods presented above. The only activity for these securities were prepayments. There were no purchases, sales, or transfers into and out of Level 3. The following table presents quantitative information about recurring Level 3 fair value measures at September 30, 2026 and December 31, 2025:

	Valuation	Unobservable	General
	Technique	Input	Range
September 30, 2026:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

December 31, 2025:
Recurring:
Obligations of U.S. Government entities and agencies	Discounted cash flows	Discount rate	3%-5%
Nonrecurring:
Collateral-dependent loans	Appraised value less estimated selling costs	Estimated selling costs	6%

The carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025 are as follows:

	Carrying	Estimated Fair Value at September 30, 2026
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$317,014	$—	$317,014	$—	$317,014
Investment securities	40,879	17,739	20,689	2,451	40,879
Loans, net	3,928,136	—	—	3,910,067	3,910,067
Accrued interest receivable	20,387	—	167	20,220	20,387
SBA and USDA servicing asset	10,962	—	—	10,962	10,962
Mortgage servicing asset	1,148	—	—	5,637	5,637
Interest rate derivatives	4,259	—	4,259	—	4,259
Financial Liabilities:
Deposits	3,562,042	—	3,553,493	—	3,553,493
Federal Home Loan Bank advances	375,000	—	375,000	—	375,000
Accrued interest payable	5,800	—	5,800	—	5,800

	Carrying	Estimated Fair Value at December 31, 2025
(Dollars in thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash, due from banks, and federal funds sold	$383,676	$—	$383,676	$—	$383,676
Investment securities	65,825	18,646	44,584	2,595	65,825
Loans held for sale	9,741	—	9,741	—	9,741
Loans, net	4,023,554	—	—	3,964,005	3,964,005
Accrued interest receivable	20,298	—	344	19,954	20,298
SBA and USDA servicing assets	10,601	—	—	10,601	10,601
Mortgage servicing assets	1,660	—	—	5,659	5,659
Interest rate derivatives	6,343	—	6,343	—	6,343
Financial Liabilities:
Deposits	3,646,001	—	3,645,272	—	3,645,272
Federal Home Loan Bank advances	510,000	—	513,060	—	513,060
Accrued interest payable	10,731	—	10,731	—	10,731
Interest rate derivatives	451		451		451

NOTE 12 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Under the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (“Basel III rules”), the Bank must hold a capital conservation buffer of 2.50% above the adequately capitalized risk-based capital ratios. The net unrealized gain or loss on available for sale securities, if any, is not included in computing regulatory capital. Management believes as of September 30, 2026 the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2026 and December 31, 2025 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The table below summarizes the capital requirements applicable to the Bank in order to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2026 and December 31, 2025.  The prompt corrective action thresholds do not apply to the Company and are presented as N/A. The Bank exceeded all regulatory capital requirements and was considered “well-capitalized” under the prompt corrective action framework as of September 30, 2026 and December 31, 2025.

					To Be Well Capitalized
			Minimum Capital Required -		Under Prompt Corrective
	Actual		Basel III		Action Provisions:
(Dollars in thousands)	Amount	Ratio	Amount ≥	Ratio ≥	Amount ≥	Ratio ≥
As of September 30, 2026:
Total Capital (to Risk Weighted Assets)
Consolidated	$543,339	18.36	310,767	10.5%	N/A	N/A
Bank	543,107	18.35	310,767	10.5	295,969	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	517,047	17.47	251,573	8.5%	N/A	N/A
Bank	516,815	17.46	251,573	8.5	236,775	8.0%
Common Tier 1 (CET1)
Consolidated	517,047	17.47	207,178	7.0%	N/A	N/A
Bank	516,815	17.46	207,178	7.0	192,380	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	517,047	11.50	179,770	4.0%	N/A	N/A
Bank	516,815	11.50	179,770	4.0	224,713	5.0%

As of December 31, 2025:
Total Capital (to Risk Weighted Assets)
Consolidated	$501,973	16.85	312,741	10.5%	N/A	N/A
Bank	499,580	16.77	312,726	10.5	297,835	10.0%
Tier I Capital (to Risk Weighted Assets)
Consolidated	473,843	15.91	253,171	8.5%	N/A	N/A
Bank	471,450	15.83	253,159	8.5	238,268	8.0%
Common Tier 1 (CET1)
Consolidated	473,843	15.91	208,494	7.0%	N/A	N/A
Bank	471,450	15.83	208,484	7.0	193,592	6.5%
Tier 1 Capital (to Average Assets)
Consolidated	473,843	10.00	189,572	4.0%	N/A	N/A
Bank	471,450	9.84	191,629	4.0	239,536	5.0%

NOTE 13 – STOCK BASED COMPENSATION

The Company adopted the MetroCity Bankshares, Inc. 2018 Stock Option Plan (the “Prior Option Plan”) effective as of April 18, 2018, and the Prior Option Plan was approved by the Company’s shareholders on May 30, 2018. The Prior Option Plan provided for awards of stock options to officers, employees and directors of the Company. The Board of Directors of the Company determined that it was in the best interests of the Company and its shareholders‘ to amend and restate the Prior Option Plan to provide for the grant of additional types of awards. Acting pursuant to its authority under the Prior Option Plan, the Board of Directors approved and adopted the MetroCity Bankshares, Inc. 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), which constitutes the amended and restated version of the Prior Option Plan. The Board of Directors has reserved 2,400,000 shares of Company common stock for issuance pursuant to awards granted under the 2018 Incentive Plan, any or all of which may be granted as nonqualified stock options, incentive stock options, restricted stock, restricted stock units, performance awards and other stock-based awards. In the event all or a portion of a stock award is forfeited, cancelled, expires, or is terminated before becoming vested, paid, exercised, converted, or otherwise settled in full, any unissued or forfeited shares again become available for issuance pursuant to awards granted under the 2018 Incentive Plan and do not count against the maximum number of reserved shares. In addition, shares of common stock deducted or withheld to satisfy tax withholding obligations will be added back to the share reserve and will again be available for issuance pursuant to awards granted under the plan. The 2018 Incentive Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”). The determination of award recipients under the 2018 Incentive Plan, and the terms of those awards, will be made by the Committee. At September 30, 2026, 240,000 stock options had been granted and 985,783 shares of restricted stock had been issued under the 2018 Incentive Plan.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2026 presented below:

		Weighted
		Average
	Shares	Exercise Price
Outstanding at January 1, 2026	169,134	$12.70
Outstanding at September 30, 2026	169,134	$12.70

The Company recognized no compensation expense for stock options during three and nine months ended September 30, 2026 and 2025. As of September 30, 2026 and December 31, 2025, all of the cost related to the outstanding stock options had been recognized.

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

A summary of restricted stock activity for the nine months ended September 30, 2026 is presented below:

		Weighted-
		Average Grant-
Nonvested Shares	Shares	Date Fair Value
Nonvested at January 1, 2026	178,509	$23.99
Granted	91,985	32.66
Vested	(121,187)	23.76
Forfeited	(3,070)	26.33
Nonvested at September 30, 2026	146,237	$29.58

During the three and nine months ended September 30, 2026 and 2025, the Company recognized compensation expense for restricted stock of $928,000, $939,000, $1.9 million, and $2.0 million respectively. As of September 30, 2026 and December 31, 2025, there was $3.1 million and $3.0 million, respectively, of total unrecognized compensation cost related to nonvested shares granted under the 2018 Incentive Plan. As of September 30, 2026, the cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 14 – EARNINGS PER SHARE

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Basic earnings per share
Net Income	$24,299	$17,270	$68,744	$50,393

Weighted average common shares outstanding	28,781,229	25,537,746	28,753,148	25,462,345

Basic earnings per common share	$0.84	$0.68	$2.39	$1.98

Diluted earnings per share
Net Income	$24,299	$17,270	$68,744	$50,393

Weighted average common shares outstanding for basic earnings per common share	28,781,229	25,537,746	28,753,148	25,462,345
Add: Dilutive effects of restricted stock and options	255,935	273,676	249,569	273,343

Average shares and dilutive potential common shares	29,037,164	25,811,422	29,002,717	25,735,688

Diluted earnings per common share	$0.84	$0.67	$2.37	$1.96

There were no stock options or restricted stock excluded from the computation of diluted earnings per common share since they were antidilutive for the three and nine months ended September 30, 2026 and 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion and analysis is to focus on significant changes in the financial condition of MetroCity Bankshares, Inc. and our wholly owned subsidiary, Metro City Bank, from December 31, 2025 through September 30, 2026 and on our results of operations for the three and nine months ended September 30, 2026 and 2025. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K, and information presented elsewhere in this Quarterly Report on Form 10-Q, particularly the unaudited consolidated financial statements and related notes appearing in Item 1.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events, and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “might,” “should,” “could,” “predict,” “potential,” “believe,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “strive,” “projection,” “goal,” “target,” “outlook,” “aim,” “would,” “annualized”, or the negative version of those words or other comparable words or phrases of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions, estimates, and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.

A number of important factors could cause our actual results to differ materially from those indicated in these forward-looking statements, including those factors discussed elsewhere in this quarterly report and the following:

●	general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, tariffs or trade wars (including reduced consumer spending, supply chain issues, and adverse impacts to credit quality), a sustained increase in commodity prices, slowdowns in economic growth, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
●	changes in the interest rate environment (including changes to the federal funds rate and the impact on the level and composition of deposits (as well as the cost of, and competition for, deposits), loan demand, liquidity and the values of loan collateral, securities and market fluctuations, and interest rate sensitive assets and liabilities), and competition in our markets may result in increased funding costs or reduced earning asset yields, thus reducing our margins and net interest income;
●	uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth, including U.S. imposition of tariffs and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth;
●	adverse developments or actual or perceived instability, in the banking industry and the impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans and the availability of capital and funding;

●	our ability to comply with applicable capital and liquidity requirements, including our ability to generate liquidity internally or raise capital on favorable terms, including continued access to the debt and equity capital markets;
●	the risk that a future economic downturn and contraction could have a material adverse effect on our capital, financial condition, credit quality, results of operations and future growth, including the risk that the strength of the current economic environment could be weakened by the continued impact of prolonged elevated interest rates and inflation;
●	factors that can impact the performance of our loan portfolio, including real estate values and liquidity in our primary market areas, the financial health of our borrowers and the success of various projects that we finance;
●	concentration of our loan portfolio in real estate loans;
●	changes in the prices, values, and sales volumes of commercial and residential real estate, especially as they relate to the value of collateral supporting the Company’s loans;
●	weakness in the real estate market, including the secondary residential mortgage market, which can affect, among other things, the value of collateral securing mortgage loans, mortgage loan originations and delinquencies, profits on sales of mortgage loans, and the value of mortgage servicing rights;
●	credit and lending risks associated with our construction and development, commercial real estate, commercial and industrial, residential real estate, and SBA loan portfolios;
●	negative impacts related to our mortgage banking services, including declines in our mortgage originations or profitability due to prolonged elevated interest rates and increased competition and regulation, the Bank’s or third party’s failure to satisfy mortgage servicing obligations, loan modifications, the effects of judicial or regulatory requirements or guidance, and the possibility of the Bank being required to repurchase mortgage loans or indemnify buyers;
●	the impact of prolonged elevated interest rates on our financial projections, models, and guidance;
●	our ability to attract sufficient loans that meet prudent credit standards;
●	our ability to attract and maintain business banking relationships with well-qualified businesses, real estate developers, and investors with proven track records in our market areas;
●	our ability to successfully manage our credit risk and the sufficiency of our allowance for credit losses (“ACL”);
●	the adequacy of our reserves (including ACL) and the appropriateness of our methodology for calculating such reserves;
●	our ability to successfully execute our business strategy to achieve profitable growth;
●	the concentration of our business within our geographic areas of operation and to the general Asian American population within our primary market areas;
●	our ability to manage our growth;
●	potential delays or other problems in implementing and executing our growth, expansion and acquisition or divestment strategies, including delays in obtaining regulatory or other necessary approvals or the failure to realize any anticipated benefits or synergies from any acquisitions or growth strategies;

●	our ability to increase our operating efficiency;
●	significant turbulence or a disruption in the capital or financial markets and the effect of a fall in stock market prices on our investment securities;
●	risks that our cost of funding could increase, in the event we are unable to continue to attract stable, low-cost deposits and reduce our cost of deposits;
●	inability of our risk management framework (including internal controls) to effectively mitigate credit risk, interest rate risk, liquidity risk, price risk, compliance risk, operational risk (including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers), strategic risk, reputational risk and other risks inherent to the business of banking;
●	our ability to maintain expenses in line with current projections;
●	the makeup of our asset mix and investments;
●	external economic, political and/or market factors, such as changes in monetary and fiscal policies and laws, including those that impact the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries and the money supply, and also including the interest rate policies of the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;
●	the institution and outcome of litigation and other legal proceedings against us or to which we may become subject to and the potential effect on our reputation;
●	negative publicity and the impact on our reputation; including the speed and scale at which information can spread through social media or digital channels, which could amplify adverse market or customer reactions;
●	the impact of recent and future legislative and regulatory changes and changes to supervisory, examination and enforcement priorities;
●	the potential implementation of a regulatory reform agenda under the current presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies;
●	examinations by our regulatory authorities;
●	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies (including fintech companies), many of which are subject to different regulations than we are;
●	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
●	restraints on the ability of the Bank to pay dividends to us, which could limit our liquidity;
●	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
●	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
●	changes in our management personnel or our inability to retain, motivate and hire qualified management personnel;

●	the dependence of our operating model on our ability to attract and retain experienced and talented bankers in each of our markets, which may be impacted as a result of labor shortages;
●	our ability to identify and address cyber-security risks, fraud, and systems errors, including the impact on our reputation and the costs and effects required to address such risks, fraud, and systems errors;
●	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems, which may be exacerbated by the continued development and implementation of generative artificial intelligence, including risks arising from reliance on third-party AI tools, model limitations, data integrity issues or regulatory uncertainty, and the cost of defending against them and any reputational or other financial risks following such a cybersecurity incident;
●	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service, security breaches, financial difficulties with or other adverse events affecting a third-party vendor or business relationship;
●	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
●	fraudulent and negligent acts by our clients, employees or vendors and our ability to identify and address such acts;
●	risks related to potential acquisitions;
●	the impact of any claims or legal actions to which we may be subject, including any effect on our reputation;
●	compliance with governmental and regulatory requirements, including the Dodd-Frank Act and others relating to banking, consumer protection, securities and tax matters, and our ability to maintain licenses required in connection with commercial mortgage origination, sale, and servicing operations;
●	changes in the scope and cost of Federal Deposit Insurance Corporation (“FDIC”) insurance and other coverage;
●	changes in our accounting standards;
●	changes in federal tax law or policy;
●	the effects of war or other conflicts, regime change, civil unrest, acts of terrorism, acts of God, natural disasters, health emergencies, epidemics or pandemics, climate changes, or other catastrophic events that may affect general economic conditions or cause other disruptions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
●	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
●	action or inaction by the federal government, including as a result of any prolonged government shutdown (including a partial shutdown) or government intervention in the U.S. financial system; and
●	other risks and factors identified in the Company’s 2025 Form 10-K, including those identified under the heading “Risk Factors”, and detailed from time to time in our other filings with the U.S. Securities and Exchange Commission.

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

Critical Accounting Policies and Estimates

Our accounting and reporting estimates conform with U.S. GAAP and general practices within the financial services industry. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We consider accounting estimates to be critical when (1) other reasonable estimates could be used and/or (2) changes to an estimate from period to period could have a material impact on the presentation of our financial condition, changes in financial condition or results of operations as well as (3) when those estimates require significant and complex assumptions about matters that are highly uncertain. We consider our critical accounting policies to include the allowance for credit losses, servicing assets, fair value of financial instruments and income taxes.

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

Reserve for Credit Losses

A consequence of lending activities is that we may incur credit losses. The amount of such losses will vary depending upon the risk characteristics of the loan portfolio as affected by economic conditions such as rising interest rates and the financial performance of borrowers.

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

See Note 1 and Note 4 of our consolidated financial statements as of December 31, 2025 in the Company’s 2025 Form 10-K and Note 1 and Note 4 of our consolidated financial statements as of September 30, 2026, included elsewhere in this Form 10-Q, for additional information on the reserve and allowance for credit losses.

Overview

MetroCity Bankshares, Inc. is a bank holding company headquartered in the Atlanta metropolitan area. We operate through our wholly-owned banking subsidiary, Metro City Bank, a Georgia state-chartered commercial bank that was founded in 2006. We currently operate 27 full-service branch locations and two loan production offices in multi-ethnic communities in Alabama, Florida, Georgia, New York, New Jersey, Texas, California, and Virginia. As of September 30, 2026, we had total assets of $4.60 billion, total loans, net, of $3.93 billion, total deposits of $3.56 billion and total shareholders’ equity of $583.9 million.

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

Selected Financial Data

The following table sets forth unaudited selected financial data for the most recent five quarters and the nine-month periods ended September 30, 2026 and 2025. This data should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in Item 1 and the information contained in this Item 2.

	As of or for the Three Months Ended					As of or for the Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,	September 30,
(Dollars in thousands, except per share data)	2026	2026	2026	2025	2025	2026	2025
Selected income statement data:
Interest income	$69,727	$70,405	$70,990	$60,257	$54,003	$211,122	$160,571
Interest expense	26,169	26,364	26,503	24,332	22,211	79,036	66,047
Net interest income	43,558	44,041	44,487	35,925	31,792	132,086	94,524
Provision for credit losses	(72)	(792)	(813)	(39)	(543)	(1,677)	(279)
Noninterest income	4,384	5,755	6,357	7,817	6,178	16,496	17,367
Noninterest expense	20,044	19,957	21,438	20,671	14,674	61,439	42,586
Income tax expense	3,671	8,500	7,905	4,971	6,569	20,076	19,191
Net income	24,299	22,131	22,314	18,139	17,270	68,744	50,393
Per share data:
Basic income per share	$0.84	$0.77	$0.78	$0.69	$0.68	$2.39	$1.98
Diluted income per share	$0.84	$0.76	$0.77	$0.68	$0.67	$2.37	$1.96
Dividends per share	$0.29	$0.29	$0.25	$0.25	$0.25	$0.83	$0.71
Book value per share (at period end)	$20.29	$19.73	$19.34	$18.89	$17.46	$20.29	$17.46
Tangible book value per share (at period end)(1)	$17.94	$17.37	$16.95	$16.50	$17.46	$17.94	$17.46
Shares of common stock outstanding	28,781,229	28,781,229	28,660,042	28,817,967	25,537,746	28,781,229	25,537,746
Weighted average diluted shares	29,037,164	28,949,200	29,051,061	26,806,181	25,811,422	29,002,717	25,735,688
Performance ratios:
Return on average assets	2.12%	1.96%	1.96%	1.80%	1.89%	1.99%	1.87%
Return on average equity	16.97	16.01	16.64	15.45	15.69	16.54	15.70
Adjusted return on average equity (1)	17.02	16.17	17.62	17.83	16.10	16.89	16.25
Dividend payout ratio	34.51	32.55	32.49	35.08	37.23	34.91	36.13
Yield on total loans	6.70	6.75	6.74	6.42	6.37	6.73	6.42
Yield on average earning assets	6.52	6.57	6.51	6.26	6.24	6.53	6.30
Cost of average interest bearing liabilities	3.36	3.36	3.25	3.36	3.42	3.32	3.43
Cost of deposits	3.25	3.24	3.12	3.22	3.28	3.20	3.30
Net interest margin	4.07	4.11	4.08	3.73	3.68	4.09	3.71
Efficiency ratio(2)	41.81	40.08	42.16	46.71	38.65	41.35	38.06
Efficiency ratio-operating (1)(2)	41.57	39.54	38.87	38.49	37.85	39.96	37.26
Asset quality data (at period end):
Net charge-offs/ (recoveries) to average loans held for investment	(0.00)%	(0.01)%	0.03%	(0.00)%	0.03%	0.00%	0.02%
Nonperforming assets to gross loans and OREO	0.52	0.60	0.45	0.64	0.47	0.52	0.47
ACL to nonperforming loans	159.78	114.63	158.54	107.48	137.66	159.78	137.66
ACL to loans held for investment	0.65	0.65	0.66	0.68	0.60	0.65	0.60
Balance sheet and capital ratios:
Gross loans held for investment to deposits	111.73%	114.16%	111.12%	111.84%	110.43%	111.73%	110.43%
Noninterest bearing deposits to deposits	23.25	22.44	22.04	21.42	20.22	23.25	20.22
Investment securities to assets	0.89	0.99	0.96	1.38	0.94	0.89	0.94
Common equity to assets	12.70	12.56	11.82	11.42	12.29	12.70	12.29
Leverage ratio	11.50	11.08	10.47	10.00	12.21	11.50	12.21
Common equity tier 1 ratio	17.47	17.15	16.52	15.90	19.93	17.47	19.93

Tier 1 risk-based capital ratio	17.47	17.15	16.52	15.90	19.93	17.47	19.93
Total risk-based capital ratio	18.36	18.05	17.44	16.84	20.74	18.36	20.74
Mortgage and SBA loan data:
Mortgage loans serviced for others	$429,484	$463,501	$496,552	$702,586	$538,675	$429,484	$538,675
Mortgage loan production	85,070	75,373	101,948	111,717	168,562	262,391	352,840
Mortgage loan sales	—	—	—	197,553	18,248	—	112,608
SBA loans serviced for others	676,228	682,172	699,028	685,481	460,720	676,228	460,720
SBA loan production	25,658	46,588	20,816	32,575	17,727	93,062	67,126
SBA loan sales	9,675	27,140	19,733	9,792	13,415	56,548	50,701
(1)	Non-GAAP measure, see “Non-GAAP Financial Measures” for more information and for a reconciliation to GAAP.
(2)	Represents noninterest expense divided by total revenue (net interest income and total noninterest income).

Non-GAAP Financial Measures

This Form 10-Q includes financial information determined by methods other than in accordance with generally accepted accounting principles (“GAAP”). This financial information includes “adjusted return on average shareholders’ equity”, which excludes average accumulated other comprehensive income or loss from average shareholders’’ equity and adds back merger-related expenses, net of tax, to net income and tangible book value per share , which excludes goodwill and core deposit intangibles from shareholders’’ equity and “operating efficiency ratio” which excludes merger-related expenses from noninterest expense. These measures should be viewed in addition to, and not as an alternative to or substitute for, measures determined in accordance with GAAP and are not necessarily comparable to non-GAAP measures that may be presented by other companies.

The following table reconciles the non-GAAP financial measurement for return on average equity, tangible book value per share and operating efficiency ratio to their respective most directly comparable GAAP measurements for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
(Dollars in thousands)	2026	2025	2026	2025
Return on average shareholders' equity reconciliation
Average shareholders’ equity (GAAP)	$568,112	$436,619	$555,567	$429,035
Less: average accumulated other comprehensive income (loss)	(286)	5,552	(675)	9,099
Adjusted average shareholders’ equity (non-GAAP)	$568,398	$431,067	$556,242	$419,936

Net income (GAAP)	$24,299	$17,270	$68,744	$50,393
Add: First IC-merger related expenses (net of tax effect)	85	222	1,535	650
Adjusted net income (non-GAAP)	$24,384	$17,492	$70,279	$51,043

Return on average shareholders’ equity (GAAP)	16.97%	15.69%	16.54%	15.70%
Adjusted return on average shareholders' equity (non-GAAP)	17.02	16.10	16.89	16.25

Tangible book value per share reconciliation
Total shareholders' equity (GAAP)	$583,930	$445,888	$583,930	$445,888
Less: goodwill and core deposit intangibles	67,720	—	67,720	—
Adjusted total shareholders' equity (non-GAAP)	$516,210	$445,888	$516,210	$445,888

Shares of common stock outstanding	28,781,229	25,537,746	28,781,229	25,537,746

Book value per share (GAAP)	$20.29	$17.46	$20.29	$17.46
Tangible book value per share (non-GAAP)	17.94	17.46	17.94	17.46

Efficiency Ratio reconciliation
Efficiency ratio (GAAP)	41.81%	38.65%	41.35%	38.06%
Impact of First IC-merger related expenses included in noninterest expense	(0.24)	(0.80)	(1.39)	(0.80)
Efficiency ratio-operating (non-GAAP)	41.57%	37.85%	39.96%	37.26%

Results of Operations

We recorded net income of $24.3 million for the three months ended September 30, 2026 compared to $17.3 million for the three months ended September 30, 2025, an increase of $7.0 million, or 40.7%. This increase was due to an $11.8 million increase in net interest income, and a $2.9 million decrease in income taxes, offset by a $5.4 million increase in noninterest expense, a $471,000 reduction in credit-loss recovery and a $1.8 million decrease in noninterest income.

For the nine months ended September 30, 2026 we recorded net income of $68.7 million compared to $50.4 million for the nine months ended September 30, 2025, an increase of $18.4 million, or 36.4%. This increase was due to a $37.6 million increase in net interest income,  and a $1.4 million increase in credit-loss recovery, offset by an $18.9 million increase in noninterest expense, an $871,000 decrease in noninterest income, and an $885,000 increase in income tax expense.

Basic and diluted earnings per common share for the three months ended September 30, 2026 was $0.84 and $0.84, respectively, compared to $0.68 and $0.67 for the basic and diluted earnings per common share for the three months ended September 30, 2025. For the nine months ended September 30, 2026, basic and diluted earnings per common share was $2.39 and $2.37, respectively, compared to $1.98 and $1.96 for the same period in 2025, respectively.

Interest Income

Interest income totaled $69.7 million for the three months ended September 30, 2026, an increase of $15.7 million, or 29.1%, from the three months ended September 30, 2025, primarily due to an increase in the average balance of gross loans of $766.9 million, an increase in the average balance of investments of $44.8 million, and a 33 basis point increase in the loan yield, along with $949,000 in accretion income on purchased credit deteriorated loans from the First IC merger that occurred in the fourth quarter of 2025.  The increase in average loans is due to an increase of $607.9 million in average commercial real estate loans, and an increase of $104.7 million in average residential real estate loans.

Interest income totaled $211.1 million for the nine months ended September 30, 2026 compared to $160.6 million for the same period in 2025, an increase of $50.6 million, or 31.5%, primarily due to a 31 basis point increase in the loan yield, along with $3.2 million in accretion income on purchased credit deteriorated loans from the First IC merger that occurred in the fourth quarter of 2025 coupled with an increase in average loan balances of $823.3 million, as well as an increase in the average total investment balance of $87.1 million, offset by a decrease of 57 basis points in the yield on average total investments. The increase in average loans is due to an increase of $588.6 million in average commercial real estate loans, an increase of $31.0 million in average construction and development loans, an increase of $14.2 million in average commercial and industrial loans, and an $189.2 million increase in average residential mortgage loans. As compared to the nine months ended September 30, 2025, the yield on average interest-earning assets increased by 23 basis points to 6.53% from 6.30%.

Interest Expense

Interest expense for the three months ended September 30, 2026 increased $4.0 million, or 17.8%, to $26.2 million compared to interest expense of $22.2 million for the three months ended September 30, 2025, primarily due to a $562.8 million increase in average interest-bearing deposit balances, offset by a $49.6 million decrease in the average borrowings balance. Average time deposits and money market deposits increased by $355.3 million and $115.3 million, respectively, and average interest-bearing demand deposits and savings accounts increased by $92.2 million primarily from the First IC merger in the fourth quarter of 2025.

Interest expense totaled $79.0 million for the nine months ended September 30, 2026, an increase of $13.0 million, or 19.7%, compared to the same period in 2025, primarily due to a $611.6 million increase in average interest-bearing deposit balances. Average borrowings outstanding for the nine months ended September 30, 2026 decreased by $6.8 million compared to the same period in 2025.

The Company currently has effective interest rate derivative agreements totaling $650.0 million that are designated as cash flow hedges of our deposit accounts indexed to the Federal Funds Effective Rate. At September 30, 2026, the Company had interest rate swap agreements with aggregate notional amounts of $200.0 million and interest rate cap agreements with aggregate notional amounts of $450.0 million, all designated as cash flow hedges of deposit accounts indexed to the Federal Funds Effective Rate. The Company has determined these hedging relationships to be highly effective since inception.  During the three months ended September 30, 2026, we recorded a $1.5 million credit to interest expense from the benefit received on these interest-rate derivatives, compared to a $3.8 million credit during the three months ended September 30, 2025. Based on the Federal Funds Effective Rate as of September 30, 2026 (3.88%), the Company estimates that it will record a credit to interest expense of approximately $680,000 for the remainder of 2026 from the benefit received on these interest rate derivatives, however actual results may vary based on changes in market conditions and hedge performance. See Note 9 of our consolidated financial statements as of September 30, 2026 included elsewhere in this Form 10-Q, for additional information on these interest rate derivatives.

Net Interest Margin

The net interest margin for the three months ended September 30, 2026 increased by 39 basis points to 4.07% from 3.68% for the three months ended September 30, 2025, primarily due to a 28 basis point increase in the yield on average interest-earning assets of $4.24 billion, and a six basis point decrease in the cost of average interest-bearing liabilities of $3.1 billion. Average earning assets for the three months ended September 30, 2026 increased by $811.7 million from the three months ended September 30, 2025, due to a $766.9 million increase in average loans and a $44.8 million increase in average total investments. Average interest-bearing liabilities for the three months ended September 30, 2026 increased by $513.1 million from the three months ended September 30, 2025, driven by increases in average interest-bearing deposits of $562.8 million offset by a decrease in average borrowings of $49.6 million.

The net interest margin for the nine months ended September 30, 2026 increased by 38 basis points to 4.09% from 3.71% for the nine months ended September 30, 2025, primarily due to a 23 basis point increase in the yield on average interest-earning assets of $4.3 billion, and an 11 basis point decrease in the cost of average interest-bearing liabilities of $3.2 billion. Average earning assets increased by $910.4 million, due to an $87.1 million increase in average total investments and a $823.3 million increase in average loans. Average interest-bearing liabilities increased by $604.8 million, primarily driven by a $611.6 million increase in average interest-bearing deposit balances offset by a decrease in average borrowings of $6.8 million.

Net interest margin and net interest income are influenced by internal and external factors. Internal factors include balance sheet changes on both volume and mix and pricing decisions, and external factors include changes in market interest rates, competition, and the shape of the interest rate yield curve. The year-over-year increase in our net interest margin is primarily driven by higher yields on average interest-earning assets and lowere costs of average interest-bearing liablilities.

Average Balances, Interest and Yields

The following tables present, for the three and nine months ended September 30, 2026 and 2025, information about: (i) weighted average balances, the total dollar amount of interest income from interest-earning assets and the resultant average yields; (ii) average balances, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rates; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin.

	Three Months Ended September 30,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$254,091	$2,395	3.74%	$219,283	$2,760	4.99%
Investment securities	46,919	748	6.32	36,960	268	2.88
Total investments	301,010	3,143	4.14	256,243	3,028	4.69
Construction and development	72,091	1,319	7.26	29,130	613	8.35
Commercial real estate	1,420,660	28,813	8.05	812,759	17,239	8.42
Commercial and industrial	82,879	1,786	8.55	71,655	1,600	8.86
Residential real estate	2,365,761	34,657	5.81	2,261,108	31,480	5.52
Consumer and other	478	9	7.47	327	43	52.17
Gross loans(2)	3,941,869	66,584	6.70	3,174,979	50,975	6.37
Total earning assets	4,242,879	69,727	6.52	3,431,222	54,003	6.24
Noninterest-earning assets	314,856			193,365
Total assets	4,557,735			3,624,587
Interest-bearing liabilities:
NOW and savings deposits	280,738	1,647	2.33	188,576	1,476	3.11
Money market deposits	1,089,797	8,180	2.98	974,500	6,480	2.64
Time deposits	1,342,018	12,400	3.67	986,719	9,843	3.96
Total interest-bearing deposits	2,712,553	22,227	3.25	2,149,795	17,799	3.28
Borrowings	375,354	3,942	4.17	425,000	4,412	4.12
Total interest-bearing liabilities	3,087,907	26,169	3.36	2,574,795	22,211	3.42
Noninterest-bearing liabilities:
Noninterest-bearing deposits	805,577			538,755
Other noninterest-bearing liabilities	96,139			74,418
Total noninterest-bearing liabilities	901,716			613,173
Shareholders’ equity	568,112			436,619
Total liabilities and shareholders’ equity	$4,557,735			$3,624,587
Net interest income		$43,558			$31,792
Net interest spread			3.16			2.82
Net interest margin			4.07			3.68

(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30,
	2026			2025
	Average	Interest and	Yield /	Average	Interest and	Yield /
(Dollars in thousands)	Balance	Fees	Rate	Balance	Fees	Rate
Earning Assets:
Federal funds sold and other investments(1)	$274,232	$7,596	3.70%	$203,740	$7,706	5.06%
Investment securities	51,967	2,491	6.41	35,363	701	2.65
Total investments	326,199	10,087	4.13	239,103	8,407	4.70
Construction and development	57,961	3,171	7.31	26,933	1,673	8.31
Commercial real estate	1,388,866	88,115	8.48	800,301	51,008	8.52
Commercial and industrial	86,123	5,524	8.58	71,905	4,732	8.80
Residential real estate	2,459,535	104,189	5.66	2,270,373	94,603	5.57
Consumer and other	653	36	7.37	323	148	61.26
Gross loans(2)	3,993,138	201,035	6.73	3,169,835	152,164	6.42
Total earning assets	4,319,337	211,122	6.53	3,408,938	160,571	6.30
Noninterest-earning assets	291,712			196,632
Total assets	4,611,049			3,605,570
Interest-bearing liabilities:
NOW and savings deposits	277,216	4,777	2.30	168,503	3,516	2.79
Money market deposits	1,125,703	24,010	2.85	1,005,777	19,617	2.61
Time deposits	1,369,594	37,657	3.68	986,618	30,139	4.08
Total interest-bearing deposits	2,772,513	66,444	3.20	2,160,898	53,272	3.30
Borrowings	407,064	12,592	4.14	413,853	12,775	4.13
Total interest-bearing liabilities	3,179,577	79,036	3.32	2,574,751	66,047	3.43
Noninterest-bearing liabilities:
Noninterest-bearing deposits	786,914			529,075
Other noninterest-bearing liabilities	88,991			72,709
Total noninterest-bearing liabilities	875,905			601,784
Shareholders’ equity	555,567			429,035
Total liabilities and shareholders’ equity	$4,611,049			$3,605,570
Net interest income		$132,086			$94,524
Net interest spread			3.21			2.87
Net interest margin			4.09			3.71

(1)Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.

(2) Average loan balances include nonaccrual loans and loans held for sale.

Rate/Volume Analysis

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest rates. The following table sets forth the effects of changing rates and volumes on our net interest income during the periods shown. Information is provided with respect to (i) effects on interest income attributable to changes in volume (change in volume multiplied by prior rate) and (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume). Changes applicable to both volume and rate have been allocated to volume.

	Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$328	$(693)	$(365)
Investment securities	159	321	480
Total investments	487	(372)	115
Construction and development	786	(80)	706
Commercial real estate	12,329	(755)	11,574
Commercial and industrial	242	(56)	186
Residential real estate	1,533	1,644	3,177
Consumer and Other	3	(37)	(34)
Gross loans(2)	14,893	716	15,609
Total earning assets	15,380	344	15,724
Interest-bearing liabilities:
NOW and savings deposits	541	(370)	171
Money market deposits	865	835	1,700
Time deposits	3,283	(726)	2,557
Total interest-bearing deposits	4,689	(261)	4,428
Borrowings	(521)	51	(470)
Total interest-bearing liabilities	4,168	(210)	3,958
Net interest income	$11,212	$554	$11,766
(1)	Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.
(2)	Average loan balances include nonaccrual loans and loans held for sale.

	Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
	Increase (Decrease) Due to Change in:
(Dollars in thousands)	Volume	Yield/Rate	Total Change
Earning assets:
Federal funds sold and other investments(1)	$1,953	$(2,063)	$(110)
Investment securities	796	994	1,790
Total investments	2,749	(1,069)	1,680
Construction and development	1,698	(200)	1,498
Commercial real estate	37,341	(234)	37,107
Commercial and industrial	912	(120)	792
Residential real estate	8,013	1,573	9,586
Consumer and Other	18	(130)	(112)
Gross loans(2)	47,982	889	48,871
Total earning assets	50,731	(180)	50,551
Interest-bearing liabilities:
NOW and savings deposits	1,873	(612)	1,261
Money market deposits	2,558	1,835	4,393
Time deposits	10,530	(3,012)	7,518
Total interest-bearing deposits	14,961	(1,789)	13,172
Borrowings	(210)	27	(183)
Total interest-bearing liabilities	14,751	(1,762)	12,989
Net interest income	$35,980	$1,582	$37,562

(1)Includes income and average balances for term federal funds, interest-earning cash accounts, and other miscellaneous earning assets.

(2)Average loan balances include nonaccrual loans and loans held for sale.

Provision for Credit Losses

The provision for credit losses reflects our internal calculation and judgment of the appropriate amount of the allowance for credit losses. We maintain the allowance for credit losses at levels we believe are appropriate to cover our estimate of expected credit losses over the life of loans in the portfolio as of the end of the reporting period. The allowance for credit losses is determined through detailed quarterly analyses of our loan portfolio. The allowance for credit losses is based on our loss experience, changes in the economic environment, reasonable and supportable forecasts, as well as an ongoing assessment of credit quality and environmental factors not reflected in historical loss rates. Additional qualitative factors that are considered in determining the amount of the allowance for credit losses are concentrations of credit risk (geographic, large borrower, and industry), changes in underwriting standards, changes in collateral value, experience and depth of lending staff, trends in delinquencies, and the volume and terms of loans.

We recorded a recovery for credit losses of $72,000 during the three months ended September 30, 2026 compared to a recovery for credit losses of $543,000 recorded during the three months ended September 30, 2025.  We recorded a recovery for credit losses of $1.7 million during the nine months ended September 30, 2026 compared to a recovery for credit losses of $279,000 recorded during the nine months ended September 30, 2025.  The recovery for credit losses recorded during the three and nine months ended September 30, 2026 was primarily driven by lower loan balances.  Our ACL as a percentage of gross loans for the periods ended September 30, 2026, December 31, 2025 and September 30, 2025 was 0.65%, 0.68% and 0.60%, respectively. Our ACL as a percentage of gross loans is relatively lower than that of our peers due to our high percentage of residential mortgage loans, which tend to have lower allowance for credit loss ratios compared to other commercial or consumer loans due to their low LTVs.

See the section captioned “Allowance for Credit Losses” elsewhere in this document for further analysis of our provision for credit losses.

Noninterest Income

Noninterest income for the three months ended September 30, 2026 was $4.4 million, a decrease of $1.8 million, or 29.0%, compared to $6.2 million for the three months ended September 30, 2025. Noninterest income for the nine months ended September 30, 2026 was $16.5 million, a decrease of $871,000, or 5.0%, compared to $17.4 million for the nine months ended September 30, 2025.

The following table sets forth the major components of our noninterest income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest income:
Service charges on deposit accounts	$929	$551	$378	68.6%	$2,735	$1,556	$1,179	75.8%
Other service charges, commissions and fees	1,537	2,376	(839)	(35.3)	4,546	5,592	(1,046)	(18.7)
Gain on sale of assets	22	—	22	100.0	22	—	22	100.0
Gain on sale of residential mortgage loans	—	166	(166)	(100.0)	—	1,144	(1,144)	(100.0)
Mortgage servicing income, net	234	516	(282)	(54.7)	811	1,915	(1,104)	(57.7)
Gain on sale of SBA loans	685	558	127	22.8	3,266	1,859	1,407	75.7
SBA servicing income, net	863	1,203	(340)	(28.3)	3,496	2,758	738	26.8
Other income	114	808	(694)	(85.9)	1,620	2,543	(923)	(36.3)
Total noninterest income	$4,384	$6,178	$(1,794)	(29.0)%	$16,496	$17,367	$(871)	(5.0)%

Service charges on deposit accounts increased $378,000, or 68.6%, to $929,000 for the three months ended September 30, 2026 compared to $551,000 for the three months ended September 30, 2025. Service charges on deposit accounts were $2.7 million for the nine months ended September 30, 2026 compared to $1.6 million for the same period in 2025, an increase of $1.2 million, or 75.8%. These increases were primarily attributable to higher service charges on business checking accounts, analysis fees, overdraft fees, and charge back fees as a result of the First IC acquisition that occurred in the fourth quarter of 2025.

Other service charges, commissions, and fees decreased $839,000, or 35.3%, to $1.5 million for the three months ended September 30, 2026 compared to $2.4 million for the three months ended September 30, 2025. Other service charges, commissions, and fees decreased $1.0 million or 18.7%, to $4.5 million for the nine months ended September 30, 2026 compared to $5.6 million for the nine months ended September 30, 2025. These decreases were attributable to lower origination and processing fees earned from our origination of residential mortgage loans. Mortgage loan originations totaled $85.1 million and $262.4 million during the three and nine months ended September 30, 2026, compared to $168.6 million and $352.8 million during the same periods in 2025.

Gain on sale of residential mortgage loans totaled $0 for the three and nine months ended September 30, 2026. Gain on sale of residential mortgage loans totaled $166,000 and $1.1 million for the three and nine months ended September 30, 2025, as we sold $18.2 million and $112.6 million in residential mortgage loans during these periods with an average premium of 1.06% and 1.08%, respectively.

Gain on sale of SBA loans totaled $685,000 for the three months ended September 30, 2026 compared to $558,000 for the three months ended September 30, 2025. We sold $9.7 million in SBA loans during the three months ended September 30, 2026 with average premiums of 8.16%. We sold $13.4 million in SBA loans during the three months ended September 30, 2025 with average premiums of 6.13%. Gain on sale of SBA loans totaled $3.3 million for the nine months ended September 30, 2026 compared to $1.9 million for the same period in 2025. We sold $56.5 million in SBA loans during the nine months ended September 30, 2026 with average premiums of 8.02% compared to $50.7 million sold during the same period in 2025 with average premiums of 5.89%.

Mortgage loan servicing income, net of amortization, decreased by $282,000, or 54.7%, to $234,000 during the three months ended September 30, 2026 compared to $516,000 for the three months ended September 30, 2025. Mortgage loan servicing income, net of amortization, decreased by $1.1 million, or 57.7%, to $811,000 for the nine months ended September 30, 2026  compared to $1.9 million for the nine months ended September 30, 2025.  The changes in mortgage loan servicing income were primarily due to decreases in servicing fees, increases in mortgage servicing amortization, and decreases in capitalized mortgage servicing assets. Our total residential mortgage loan servicing portfolio was $429.5 million at September 30, 2026 compared to $538.7 million at September 30, 2025.

SBA servicing income decreased by $340,000, or 28.3%, to $863,000 for the three months ended September 30, 2026 compared to $1.2 million for the three months ended September 30, 2025. SBA servicing income increased $738,000, or 26.8% to $3.5 million for the nine months ended September 30, 2026, compared to $2.8 million for the same period of 2025. Our total SBA and USDA loan servicing portfolio was $676.2 million as of September 30, 2026 compared to $460.7 million as of September 30, 2025. Included in SBA servicing income for the three and nine months ended September 30, 2026 was $1.1 million and $3.1 million in SBA servicing fees, respectively, compared to $1.0 million and $3.0 million, for the three and nine months ended September 30, 2025, respectively. Our SBA servicing rights are carried at fair value and the inputs used to calculate fair value change from period to period. During the three and nine months ended September 30, 2026, fair value decreased by $218,000 and increased by $361,000 on our SBA servicing rights, respectively compared to an increase of $165,000 and a decrease of $286,000 during the same periods in 2025, respectively.

Other noninterest income decreased by $694,000, or 85.9%, to $114,000 for the three months ended September 30, 2026 compared to $808,000 for the three months ended September 30, 2025. Other noninterest income was $1.6 million for the nine months ended September 30, 2026 compared to $2.5 million for the same period in 2025, a decrease of $923,000, or 36.3%. Also included in other noninterest income are fair value gains/losses on our equity securities, which totaled $743,000 (loss) and $908,000 (loss) for the three and nine months ended September 30, 2026, respectively, compared to $124,000 (gain) and $305,000 (gain) for the three and nine months ended September 30, 2025. These equity securities consist of the Company's investment in a mutual fund holding high-quality fixed income securities, which supports affordable housing in the Company's markets and qualifies under the Community Reinvestment Act. Under GAAP, changes in the fair value of this investment are recognized in earnings, even though the underlying holdings are bonds. This investment remains an important part of the Bank's community development strategy, particularly following the completion of our recent merger.

Noninterest Expense

Noninterest expense for the three months ended September 30, 2026 was $20.0 million compared to $14.7 million for the three months ended September 30, 2025, an increase of $5.4 million, or 36.6%.

Noninterest expense for the nine months ended September 30, 2026 was $61.4 million compared to $42.6 million for the nine months ended September 30, 2025, an increase of $18.9 million or 44.3%.

The following table sets forth the major components of our noninterest expense for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Noninterest Expense:
Salaries and employee benefits	$11,749	$8,953	$2,796	31.2%	$34,594	$26,000	$8,594	33.1%
Occupancy and equipment	2,427	1,410	1,017	72.1	7,189	4,207	2,982	70.9
Data processing	636	394	242	61.4	1,853	1,068	785	73.5
Advertising	310	161	149	92.5	711	477	234	49.1
Merger-related expenses	117	301	(184)	(61.1)	2,063	896	1,167	130.2
Other expenses	4,805	3,455	1,350	39.1	15,029	9,938	5,091	51.2
Total noninterest expense	$20,044	$14,674	$5,370	36.6%	$61,439	$42,586	$18,853	44.3%

Salaries and employee benefits expense for the three months ended September 30, 2026 was $11.7 million compared to $9.0 million for the three months ended September 30, 2025, an increase of $2.8 million, or 31.2%. Salaries and employee benefits expense for the nine months ended September 30, 2026 was $34.6 million compared to $26.0 million for the nine months ended September 30, 2025, an increase of $8.6 million, or 33.1%. These increases were primarily attributable to higher employee salaries and incentives, and employee insurance as a result of the First IC acquisition that occurred in fourth quarter of 2025.

Occupancy and equipment expense for the three months ended September 30, 2026 was $2.4 million, an increase of $1.0 million, or 72.1%, compared to the three months ended September 30, 2025. Occupancy and equipment expense for the nine months ended September 30, 2026 was $7.2 million, an increase of $3.0 million, or 70.9%, compared to the nine months ended September 30, 2025. These increases were primarily due to higher property taxes, utilities, maintenance expense, rent expense, and depreciation expense from the acquisition of First IC that occurred in fourth quarter of 2025.

Data processing expense for the three months ended September 30, 2026 was $636,000 compared to $394,000 for the three months ended September 30, 2025, an increase of $242,000, or 61.4%. Data processing expense for the nine months ended September 30, 2026 was $1.9 million, an increase of $785,000, or 73.5%, compared to the nine months ended September 30, 2025. These increases were primarily due to the continued growth in our loans and deposits from the acquisition of First IC that occurred in fourth quarter of 2025, as well as enhancements to our existing systems.

Advertising expenses for the three and nine months ended September 30, 2026 was $310,000 and $711,000, compared to $161,000 and $477,000 for the three and nine months ended September 30, 2025.

Merger-related expenses for the three months ended September 30, 2026 was $117,000 compared to $301,000 for the three months ended September 30, 2025. Merger-related expenses for the nine months ended September 30, 2026 was $2.1 million compared to $896,000 for the nine months ended September 30, 2025. The increase for the nine months is related to the acquisition of First IC being completed in the fourth quarter of 2025 with legal fees, integration fees, and conversion expenses in the first quarter of 2026.

Other expenses for the three months ended September 30, 2026 were $4.8 million compared to $3.5 million for the three months ended September 30, 2025, an increase of $1.4 million, or 39.1%. Other expenses for the nine months ended September 30, 2026 were $15.0 million compared to $9.9 million for the nine months ended September 30, 2025 an increase of $5.1 million, or 51.2%. This increase was primarily due to core deposit amortization, additional banking costs from First IC merger, FDIC insurance premiums, security expenses, and loan-related expenses.

Income Tax Expense

Income tax expense for the three months ended September 30, 2026 and 2025 was $3.7 million and $6.6 million, respectively. The Company’s effective tax rates were 13.1% and 27.6% for the three months ended September 30, 2026 and 2025, respectively.

Income tax expense for the nine months ended September 30, 2026 and 2025 was $20.1 million and $19.2 million, respectively. The Company’s effective tax rates were 22.6% and 27.6% for the nine months ended September 30, 2026 and 2025, respectively.

The decrease in the effective income tax rate for the quarter was primarily driven by the utilization of tax credits during the current period.

Financial Condition

Total assets decreased $170.6 million, or 3.6%, to $4.60 billion at September 30, 2026 as compared to $4.77 billion at December 31, 2025. The decrease in total assets was primarily attributable to decreases of $66.7 million in cash and cash equivalents, $24.0 million in securities, $95.4 million in loans, net, $9.7 million in loans held for sale, and $6.5 million in Federal Home Loan Bank stock, offset by a $35.2 million increase in other assets, primarily related to an increase in income taxes receivable resulting from the utilization of tax credits during the quarter.

Our investment securities portfolio made up 0.89% of our total assets at September 30, 2026 compared to 1.38% at December 31, 2025.

Loans

Gross loans held for investment decreased $98.1 million, or 2.4%, to $3.98 billion as of September 30, 2026 as compared to $4.08 billion as of December 31, 2025. Our loan decrease during the nine months ended September 30, 2026 was comprised of a decrease of $81.2 million, or 5.2%, in commercial real estate loans, a decrease of $14.6 million, or 15.2% in commercial and industrial loans, a decrease of $41.8 million, or 1.8%, in residential real estate loans, offset by an increase of $39.9 million, or 95.4%, in construction and development loans. We had loans held for sale of $0 as of September 30, 2026 compared to $9.7 million in loans held for sale as of December 31, 2025.

The following table presents the ending balance of each major category in our loan portfolio held for investment at the dates indicated.

	September 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	% of Total	Amount	% of Total
Construction and development	$81,675	2.1%	$41,796	1.0%
Commercial real estate	1,479,506	37.2	1,560,728	38.3%
Commercial and industrial	81,729	2.1	96,360	2.4%
Residential real estate	2,336,463	58.7	2,378,311	58.3%
Consumer and other	340	—	627	—%
Gross loans	$3,979,713	100.0	$4,077,822	100.0%
Unearned income	(9,213)		(6,621)
Loan Discounts	(16,611)		(19,804)
Allowance for credit losses	(25,753)		(27,843)
Total loans, net	$3,928,136		$4,023,554

SBA and USDA Loan Servicing

As of September 30, 2026 and December 31, 2025, we serviced $676.2 million and $685.5 million, respectively, in SBA and USDA loans for others. We carried a servicing asset of $11.0 million and $10.6 million at September 30, 2026 and December 31, 2025, respectively. See Note 5 of our consolidated financial statements as of September 30, 2026, included elsewhere in this Form 10-Q, for additional information on the activity for SBA and USDA loan servicing rights for the three and nine months ended September 30, 2026 and 2025.

Residential Mortgage Loan Servicing

As of September 30, 2026, we serviced $429.5 million in residential mortgage loans for others compared to $702.6 million as of December 31, 2025. We carried a servicing asset, net of amortization, of $1.1 million and $1.7 million at September 30, 2026 and December 31, 2025, respectively. Amortization relating to the mortgage loan servicing asset was $160,000 and $512,000 for the three and nine months ended September 30, 2026 compared to $159,000 and $414,000 for the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2026 we recorded no fair value adjustments compared to fair value impairment recoveries of $19,000 and $4,000, on our mortgage servicing asset for the three and nine months ended September 30, 2025. See Note 6 of our consolidated financial statements as of September 30, 2026, included elsewhere in this Form 10-Q, for additional information on the activity for mortgage loan servicing rights for the three and nine months ended September 30, 2026 and 2025.

Asset Quality

Nonperforming Loans

Asset quality remained strong during the third quarter of 2026 as our nonperforming loans to total loans remained low at 0.41% as of September 30, 2026. Nonperforming loans were $16.1 million at September 30, 2026 compared to $25.2 million at December 31, 2025. The decrease from December 31, 2025 to September 30, 2026 was attributable to a $10.2 million decrease in nonaccrual loans, offset by an increase in loans past due 90 days or more and still accruing related to one $1.1 million loan, which is well secured and in the process of collection.  We did not recognize any interest income on nonaccrual loans during the three and nine months ended September 30, 2026 and 2025.

The following table sets forth the allocation of our nonperforming assets among our different asset categories as of the dates indicated. Nonperforming loans include nonaccrual loans and loans past due 90 days or more and still accruing interest. Nonperforming assets consist of nonperforming loans plus other real estate owned. Other real estate owned includes branches that are no longer in service and are held for sale. As of September 30, 2026, Nonaccrual loans at September 30, 2026 comprised of $3.3 million of commercial real estate loans, $1.0 million of commercial and industrial loans and $10.8 million of residential real estate loans. Nonaccrual loans at December 31, 2025 comprised of $14.8 million of commercial real estate loans, $1.3 million of commercial and industrial loans, and $9.1 million of residential real estate loans. Other real estate owned includes $3.4 million of branches taken out of service.

(Dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$15,042	$25,213
Past due loans 90 days or more and still accruing	1,076	—
Total nonperforming loans	16,118	25,213
Other real estate owned	4,514	208
Total nonperforming assets	$20,632	$25,421
Nonperforming loans to gross loans	0.41%	0.62%
Nonperforming assets to total assets	0.45%	0.53%
Allowance for credit losses to nonperforming loans	159.78%	110.43%

Allowance for Credit Losses

The allowance for credit losses was $25.8 million at September 30, 2026 compared to $27.8 million at December 31, 2025, a decrease of $2.0 million. The decrease primarily reflected lower reserves resulting from reduced loan balances and changes in reserves on individually analyzed loans.

We maintain a reserve for credit losses that consists of two components, the allowance for credit losses and the allowance for unfunded commitments. The allowance for credit losses provides for the risk of credit losses expected in our loan portfolio and is based on loss estimates derived from a comprehensive quarterly evaluation. The evaluation reflects analyses of individual borrowers for impairment coupled with analysis of historical loss experience in various loan pools that have been grouped based on similar risk characteristics, supplemented as necessary by credit judgment that considers observable trends, conditions, reasonable and supportable forecasts, and other relevant environmental and economic factors. The level of the allowance for credit losses is adjusted by recording an expense or credit through the provision for credit losses. The level of the allowance for unfunded commitments is adjusted by recording an expense or credit in provision for credit losses. The allowance for unfunded commitments had a balance of $539,000 as of September 30, 2026 compared to $233,000 as of September 30, 2025.

Loans that do not share risk characteristics are evaluated on an individually for expected credit losses. Collateral-dependent loans are loans for which the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The Company measures expected credit losses on collateral-dependent loans using the fair value of the collateral as of the reporting date. The Company also uses the collateral’s fair value to measure expected credit losses whenever foreclosure is probable. When repayment depends on the sale of the collateral, the allowance for credit losses is measured as the amount by which the loan’s amortized cost basis exceeds the collateral’s fair value, less estimated costs to sell. When repayment depends only on the operation of the collateral, the allowance for credit losses is measured as the amount by which the loan’s amortized cost basis exceeds the collateral’s fair value, without a deduction for estimated costs to sell. Any portion of a loan deemed uncollectible is charged off against the allowance for credit losses when that determination is made.

The impact of utilizing the CECL approach to calculate the allowance for credit losses will be significantly influenced by the composition, characteristics, and quality of our loan portfolio, as well as the prevailing economic conditions and forecasts utilized. Material changes to these and other relevant factors may result in greater volatility to the provision for credit losses, and therefore, greater volatility to our reported earnings. See Note 1 and Note 4 of our consolidated financial statements as of September 30, 2026, included elsewhere in this Form 10-Q, and in the Company’s 2025 Form 10-K, for additional information on the allowance for credit losses and the allowance for unfunded commitments.

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

Analysis of the Allowance for Credit Losses. The following table provides an analysis of the allowance for credit losses, provision for credit losses and net charge-offs for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Balance, beginning of period	$25,818	$18,748	$27,843	$18,744
Charge-offs:
Construction and development	—	—	—	—
Commercial real estate	—	110	190	173
Commercial and industrial	—	121	92	294
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total charge-offs	—	231	282	467
Recoveries:
Construction and development	—	—	—	—
Commercial real estate	8	—	109	2
Commercial and industrial	3	4	9	9
Residential real estate	—	—	—	—
Consumer and other	—	—	—	—
Total recoveries	11	4	118	11
Net (recoveries)/charge-offs	(11)	227	164	456
Provision for loan losses	(76)	(581)	(1,926)	(348)
Balance, end of period	$25,753	$17,940	$25,753	$17,940
Total loans at end of period(1)	$3,979,713	$2,973,915	$3,979,713	$2,973,915
Average loans(1)	3,941,194	3,124,291	3,990,365	3,135,858
Net charge-offs to average loans	0.00%	0.03%	0.00%	0.02%
Allowance for credit losses to total loans	0.65%	0.60%	0.65%	0.60%
(1)	Excludes loans held for sale.

Management believes the allowance for credit losses is adequate to provide for losses expected in the loan portfolio as of September 30, 2026.

Deposits

Deposits were $3.56 billion at September 30, 2026, a decrease of $84.0 million, compared to total deposits of $3.65 billion at December 31, 2025, and an increase of $869.0 million, or 32.3%, compared to total deposits of $2.69 billion at September 30, 2025. The decrease in total deposits at September 30, 2026 compared to December 31, 2025 was due to a $65.3 million decrease in brokered deposits, a $97.8 million decrease in time deposits, and a $24.0 million decrease in NOW and savings accounts, offset by a $55.7 million increase in money market accounts and a $47.5 million increase in noninterest-bearing deposits.  The decrease in deposits was primarily attributable to the intentional reduction of higher-cost deposits as part of the Company's ongoing funding strategy. Management elected not to retain certain higher-rate deposit relationships as they matured or repriced in an effort to reduce funding costs and optimize the deposit mix. Noninterest-bearing deposits were $828.3 million at September 30, 2026, compared to $780.8 million at December 31, 2025 and $544.4 million at September 30, 2025. Noninterest-bearing deposits constituted 23.3% of total deposits at September 30, 2026, compared to 21.4% at December 31, 2025 and 20.2% at September 30, 2025. Interest-bearing deposits were $2.73 billion at September 30, 2026, compared to $2.87 billion at December 31, 2025 and $2.15 billion at September 30, 2025. Interest-bearing deposits constituted 76.7% of total deposits at September 30, 2026, compared to 78.6% at December 31, 2025 and 79.8% at September 30, 2025.

As of September 30, 2026 and December 31, 2025, the Company had estimated uninsured deposits of $1.23 billion and $1.09 billion, respectively. These estimates were derived using the same methodologies and assumptions used for the Bank’s regulatory reporting. Uninsured deposits were 34.7% of total deposits at September 30, 2026, compared to 29.6% at December 31, 2025. As of September 30, 2026, we had a $1.66 billion available borrowing capacity consisting of $964.7 million at the Federal Home Loan Bank, $629.5 million at the Federal Reserve Discount Window, and $67.5 million under fed funds lines with various other financial institutions.

We had $682.5 million of brokered deposits, or 19.2% of total deposits, at September 30, 2026 compared to $747.8 million, or 20.5% of total deposits, at December 31, 2025. The decline in brokered deposits primarily reflected the Company's decision to allow higher-cost brokered deposits to mature without replacement, consistent with its efforts to reduce funding costs.  We use brokered deposits, subject to certain limitations and requirements, as a source of funding to support our asset growth and augment the deposits generated from our branch network, which are our principal source of funding. Our level of brokered deposits varies from time to time depending on competitive interest rate conditions and other factors and tends to increase as a percentage of total deposits when the brokered deposits are less costly than issuing internet certificates of deposit or borrowing from the Federal Home Loan Bank.

We use interest rate swap and cap agreements to hedge our deposit accounts that are indexed to the Federal Funds Effective Rate. These swap and cap agreements are designated as cash flow hedges. As of September 30, 2026, the total amount of deposits tied to the Federal Funds Effective Rate was $1.12 billion. See Note 9 of our consolidated financial statements as of September 30, 2026, included elsewhere in this Form 10-Q, for additional information.

The following tables summarize our average deposit balances and weighted average rates for the three and nine months ended September 30, 2026 and 2025.

	Three months ended September 30,
	2026		2025
	Average	Weighted	Average	Weighted
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$805,577	—%	$538,755	—%
Interest-bearing demand deposits	268,815	2.42	84,207	1.94
Savings and money market deposits	523,095	2.53	399,795	3.66
Brokered deposits	578,625	3.38	679,074	2.25
Time deposits	1,342,018	3.67	986,719	3.96
Total interest-bearing deposits	2,712,553	3.25	2,149,795	3.28
Total deposits	$3,518,130	2.51%	$2,688,550	2.63%

	Nine months ended September 30,
	2026		2025
	Average	Weighted	Average	Weighted
(Dollars in thousands)	Balance	Average Rate	Balance	Average Rate
Noninterest-bearing demand	$786,914	—%	$529,075	—%
Interest-bearing demand deposits	265,186	2.40	107,346	2.21
Savings and money market deposits	498,124	2.11	379,849	3.66
Brokered deposits	639,609	3.38	687,085	2.13
Time deposits	1,369,594	3.68	986,618	4.08
Total interest-bearing deposits	2,772,513	3.20	2,160,898	3.30
Total deposits	$3,559,427	2.50%	$2,689,973	2.65%

The weighted average rates shown in the tables above are inclusive of the benefit received from the interest rate derivatives that hedge our deposit accounts tied to the Federal Funds Effective Rate. For the three and nine months ended September 30, 2026, we recorded a credit to interest expense of $1.5 million and $5.2 million from the benefit received on these interest rate derivatives, respectively compared to a credit to interest expense of $3.8 million and $12.2 million recorded during the three and nine months ended September 30, 2025, respectively. These benefits resulted in reductions of 22 and 25 basis points in the weighted average rate on interest-bearing deposits for the three and nine months ended September 30, 2026, respectively, compared to reductions of 70 and 75 basis points reduction for the three and nine months ended September 30, 2025, respectively.

Borrowed Funds

Other than deposits, we also utilized FHLB advances as a supplementary funding source to finance our operations. The advances from the FHLB are collateralized by residential real estate loans. At September 30, 2026 and December 31, 2025, we had maximum borrowing capacity from the FHLB of $1.34 billion and $1.09 billion, respectively. At September 30, 2026 and December 31, 2025, we had $375.0 million and $510.0 million, respectively, of outstanding advances from the FHLB.

In addition to our advances with the FHLB, we maintain federal funds agreements with our correspondent banks. Our available borrowings under these agreements were $67.5 million and $52.5 million at September 30, 2026 and December 31, 2025. We did not have any advances outstanding under these agreements as of September 30, 2026 and December 31, 2025. We also have access to the Federal Reserve’s discount window in the amount of $629.5 million and $600.4 million at September 30, 2026 and December 31, 2025, respectively. No discount window borrowings were outstanding as of September 30, 2026 and December 31, 2025. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

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

As part of our liquidity management strategy, we open federal funds lines with our correspondent banks. As of September 30, 2026 and December 31, 2025, we had $67.5 million and $52.5 million, respectively, of unsecured federal funds lines with no outstanding advances. In addition, the Company had Federal Reserve Discount Window funds available of approximately $629.5 million and $600.4 million at September 30, 2026 and December 31, 2025, respectively. The FRB discount window line is collateralized by a pool of construction and development, commercial real estate, and commercial and industrial loans with carrying balances totaling $806.8 million as of September 30, 2026, as well as all the Company’s municipal and mortgage-backed securities. There were no outstanding borrowings on this line as of September 30, 2026 and December 31, 2025.

At September 30, 2026 and December 31, 2025, we had $375.0 million and $510.0 million, respectively, of outstanding advances from the FHLB. Based on the values of loans pledged as collateral, we had $964.7 million and $577.9 million of additional borrowing availability with the FHLB as of September 30, 2026 and December 31, 2025, respectively. We also maintain relationships in the capital markets with brokers to issue certificates of deposit and money market accounts, if necessary.

We anticipate that our cash requirements will be funded through available cash and cash equivalents, cash flow from operations, core deposits, available borrowing capacity and, if necessary, access to wholesale funding and the capital markets.

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

The table below summarizes the capital requirements applicable to the Company and the Bank and the thresholds to be considered “well-capitalized” from a regulatory perspective, as well as the Company’s and the Bank’s capital ratios as of September 30, 2026 and December 31, 2025. The Bank exceeded all regulatory capital requirements and was considered to be “well-capitalized” as of September 30, 2026 and December 31, 2025. As of December 31, 2025, the FDIC categorized the Bank as well-capitalized under the prompt corrective action framework. There have been no conditions or events since December 31, 2025 that management believes would change this classification. While the Company believes that it has sufficient capital to withstand an extended economic recession, its reported and regulatory capital ratios could be adversely impacted in future periods.

			Regulatory
			Capital Ratio
			Requirements	Minimum
			including	Requirement
			fully phased-	for “Well
			in Capital	Capitalized”
			Conservation	Depository
	September 30, 2026	December 31, 2025	Buffer	Institution
Total capital (to risk-weighted assets)
Consolidated	18.36%	16.85%	10.50%	N/A
Bank	18.35%	16.77%	10.50	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	17.47%	15.91%	8.50%	N/A
Bank	17.46%	15.83%	8.50	8.00%
CET1 capital (to risk-weighted assets)
Consolidated	17.47%	15.91%	7.00%	N/A
Bank	17.46%	15.83%	7.00	6.50%
Tier 1 capital (to average assets)
Consolidated	11.50%	10.00%	4.00%	N/A
Bank	11.50%	9.84%	4.00	5.00%

Dividends

On October 21, 2026, the Company declared a cash dividend of $0.31 per share, payable on November 13, 2026, to common shareholders of record as of November 4 2026. Any future determination to pay dividends to holders of our common stock will depend on our results of operations, financial condition, capital requirements, banking regulations, contractual restrictions, and any other factors that our board of directors may deem relevant.

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

See Note 10 of our consolidated financial statements as of September 30, 2026, included elsewhere in this Form 10-Q, for more information regarding our off-balance sheet arrangements as of September 30, 2026 and December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

Market risk represents the risk of loss due to changes in market values of assets and liabilities. We incur market risk in the normal course of business through exposures to market interest rates, equity prices, and credit spreads. We have identified interest rate risk as our primary source of market risk.

Interest Rate Risk

Interest rate risk is the risk to earnings and value arising from changes in market interest rates. Interest rate risk arises from timing differences in the repricing and maturities of interest-earning assets and interest-bearing liabilities (repricing risk), changes in the expected maturities of assets and liabilities arising from embedded options, such as borrowers’ ability to prepay home mortgage loans at any time and depositors’ ability to redeem certificates of deposit before maturity (option risk), changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion (yield curve risk), and changes in spread relationships between different yield curves, such as U.S. Treasuries and Federal funds Effective Rates (basis risk).

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

Potential changes to our net interest income in hypothetical rising and declining rate scenarios calculated as of September 30, 2026 and December 31, 2025 are presented in the following table:

	Net Interest Income Sensitivity
	12 Month Projection		24 Month Projection
(Ramp in basis points)	+200	-200	+200	-200
September 30, 2026	(1.00)%	1.60%	(0.10)%	5.10%
December 31, 2025	(1.70)%	1.20%	(6.60)%	6.50%

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

	Economic Value of Equity Sensitivity
(Shock in basis points)	+400	+300	+200	+100	-100	-200	-300
September 30, 2026	(14.00)	(10.00)%	(6.10)%	(2.80)%	1.80%	2.80%	2.10%
December 31, 2025	(28.20)	(21.10)%	(14.00)%	(6.70)%	6.40%	12.30%	15.90%

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there was no change in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Exchange Act that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing changes in processes and activities to determine any potential impact on the design and operating effectiveness of internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2026 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.

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

There were no common shares repurchased for the three months ended September 30, 2026.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

During the third quarter of 2026, no executive officers or directors adopted Rule 10b5-1 trading plans and no directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K).

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

METROCITY BANKSHARES, INC.

Date: November 5, 2026	By:	/s/ Nack Y. Paek
Nack Y. Paek
Chief Executive Officer

Date: November 5, 2026	By:	/s/ Farid Tan
Farid Tan
President and Interim Chief Financial Officer